Form 10-Q
period 2021-09-26
Portillo's Inc.
filed 2021-11-18
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 26, 2021
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NUMBER: 001-40951
PORTILLO'S INC.
(Exact name of registrant as specified in its charter)

Delaware	87-1104304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2001 Spring Road, Suite 400, Oak Brook, Illinois 60523
(Address of principal executive offices)
(630)-954-3773
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	PTLO	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐     Yes    ☒     No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒     Yes ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act). (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐     Yes     ☒     No

As of November 11, 2021, there were 35,807,171 shares of the registrant's Class A common stock, par value $0.01 per share, issued and outstanding.

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Many of the forward-looking statements are located in Part I, Item 2 of this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast,","future," "outlook," "potential," "project," "projection," "plan," "intend," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.

All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed under the heading "Risk Factors" included in our prospectus, dated October 20, 2021, filed pursuant to Rule 424(b)(4) with the Securities and Exchange Commission (the "SEC") on October 22, 2021, relating to our initial public offering ("IPO"), which is available on the SEC's website at www.sec.gov.

The forward-looking statements included in this Form 10-Q are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Portillo’s Inc. was formed as a Delaware corporation on June 8, 2021 and has not, to date, conducted any activities other than those incidental to its formation and those in preparation for the IPO. Separate statements of operations, changes in stockholder's equity, and cash flows have not been presented because Portillo's Inc. is a newly incorporated entity and has had no business transactions or activities to date other than the issuance of shares of Class A common stock in the IPO.

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
(In thousands, except common stock and per common share data)

September 26, 2021

Cash and cash equivalents	$1
ASSETS	$1

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Class A common stock, par value 0.01 per share, 100 shares authorized, 100 issued and outstanding	—
Additional paid-in-capital	1
TOTAL STOCKHOLDERS' EQUITY	$1

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC.
NOTES TO THE CONDENSED BALANCE SHEET

NOTE 1.     DESCRIPTION OF BUSINESS

Portillo’s Inc. (the “Company’) was formed and incorporated as a Delaware corporation on June 8, 2021. The Company was formed for the purpose of completing a public offering and related reorganization transactions (collectively, the "Transactions”) in order to carry on the business of PHD Group Holdings LLC and its subsidiaries (“Portillo’s OpCo”). Following the consummation of the Transactions on October 20, 2021, the Company became the sole managing member of Portillo’s OpCo and has the sole voting interest in, and controls the management of, Portillo’s OpCo. See Note 4 for more information. As of September 26, 2021, the Company had not yet commenced operations. All activities for the period from June 8, 2021 through September 26, 2021 relates to the Company's formation and the preparation for the initial public offering ("IPO"), which is described below.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed balance sheet is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statement. Separate statements of operations, changes in stockholders' equity, and cash flows have not been presented because the Company has not engaged in any business or other activities other than the initial issuance of Class A common stock, par value $0.01 per share ("Class A common stock").

Fiscal Year

The Company uses a 52- or 53-week fiscal year ending on the Sunday prior to December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter.

Offering Costs

In connection with the IPO, Portillo's OpCo incurred certain legal, accounting, and other IPO-related costs, which were reimbursed by the Company upon the consummation of the IPO. Such costs are deferred and recorded in stockholders’ equity as reduction from the proceeds of the offer. As of September 26, 2021, $4.6 million of deferred offering costs had been recorded.

NOTE 3.    STOCKHOLDERS' EQUITY

On August 11, 2021, the Company issued 100 shares of common stock to Portillo’s OpCo for $1,000. The excess paid over par value of $0.01 per share was recorded to additional paid-in capital.

NOTE 4.    SUBSEQUENT EVENTS

The Company's registration statement on Form S-1, as amended (Registration No. 333-259810) (the "Registration Statement"), related to its IPO was declared effective October 20, 2021, and the Company's Class A common stock began trading on the Nasdaq Global Select Market on October 21, 2021. On October 25, 2021, the Company completed its IPO of 23,310,810 shares of the Company's Class A common stock (including 3,040,540 shares sold to the underwriters pursuant to their overallotment option), $0.01 par value per share, at an offering price of $20.00 per share. The Company received aggregate net proceeds of approximately $429.9 million after deducting underwriting discounts and commissions of $29.1 million and other offering expenses of approximately $7.2 million.

In connection with the IPO, we completed the following:

•We amended and restated the limited liability company agreement of Portillo’s OpCo to, among other things, convert all outstanding equity interests (except for those redeemable preferred units which were redeemed in connection with this offering) into LLC Units.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC.
NOTES TO THE CONDENSED BALANCE SHEET
•We became the sole managing member of Portillo's OpCo. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Portillo’s OpCo and because we also have a substantial financial interest in Portillo’s OpCo, we will consolidate the financial results of Portillo’s OpCo, and a portion of our net income will be allocated to non-controlling interests to reflect the entitlement of the pre-IPO LLC members who retained their equity ownership in Portillo's OpCo. In addition, because Portillo’s OpCo will be under the common control of the pre-IPO LLC members before and after the reorganization, we will initially measure the assets and liabilities of Portillo’s OpCo at their carrying amounts as of the date of the completion of the reorganization.

•We amended and restated our certificate of incorporation to authorize the issuance of two classes of common stock: Class A common stock and Class B common stock. Each share of Class A common stock and Class B common stock will entitle its holder to one vote per share on all matters submitted to a vote of our stockholders. The Class B common stock is not entitled to economic interests in Portillo’s Inc.

The Company received net proceeds from the offering of approximately $429.9 million (after deducting underwriting fees and commissions and offering expenses). The net proceeds and cash on hand were used as follows:

•to repay the redeemable preferred units in full (including the redemption premium) of $221.7 million;
•to repay all of the borrowings outstanding under the Second Lien Credit Agreement (including any prepayment penalties) of $158.1 million; and
•to purchase LLC Units or shares of Class A common stock from certain pre-IPO LLC members of $57.0 million.

In connection with the IPO, the Company entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with certain pre-IPO LLC Members, pursuant to which Portillo's Inc. is obligated to pay 85% of the amount of applicable cash tax savings, if any, in U.S. federal, state, and local income tax or franchise tax that Portillo's Inc. actually realizes as a result of (a) the increases in tax basis attributable to exchanges of LLC Units by pre-IPO LLC Members and (b) tax benefits related to imputed interest deemed to be paid by Portillo's Inc. as a result of the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these tax savings.

In connection with the IPO, each option under the 2014 Equity Incentive Plan (the "2014 Plan") that was outstanding, whether vested or unvested, was substituted for an option to purchase a number of shares of Class A common stock under the Company's 2021 Equity Incentive Plan (the "2021 Plan") adopted in connection with the IPO, and the option holders received a cash payment in respect of their options (whether vested or unvested) in an aggregate amount of approximately $6.3 million, which we expect to make in the fourth quarter of fiscal 2021.

In addition, as a result of the waiver and the resultant modification in the terms of certain performance-vesting awards, we will record compensation expense based on the fair value of the modified awards in the fourth quarter of fiscal 2021. We would expect to recognize a cash compensation expense of approximately $1.3 million and a non-cash compensation expense of approximately $23.3 million, each in the fourth quarter of fiscal 2021, as well as, an additional non-cash compensation expense of approximately $12.7 million ratably over the next 4.5 years.

In connection with the IPO, the Company granted options to purchase shares of Class A common stock under the 2021 Plan. The 2021 Plan permits the granting of awards to any employee, officer, non-employee director, consultant or other personal service provider of the Company in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock-based awards. All awards granted to participants under the 2021 Plan generally will be represented by an award agreement. 7,148,049 shares of Class A common stock are available for awards under the 2021 Plan (excluding options previously awarded under the 2014 Plan that were assumed by the 2021 Plan). The 2021 Plan gives broad powers to the Company’s Board of Directors (the "Board") to administer and interpret the 2021 Plan, including the authority to select the individuals to be granted awards and rights to prescribe the particular form and conditions of each award to be granted.

The Company is a holding company and its sole material asset is an ownership interest in Portillo’s OpCo.

Portillo's Inc. Form 10-Q | 5

PHD GROUP HOLDINGS LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except common unit and per common unit data)

	September 26, 2021	December 27, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,367	$41,211
Restricted cash	190	221
Accounts receivable	5,727	5,204
Inventory	4,399	5,075
Other current assets	7,445	2,915
Total current assets	67,128	54,626
Property and equipment, net	186,621	174,769
OTHER ASSETS:
Goodwill	394,298	394,298
Intangible assets-net of accumulated amortization	260,541	266,180
Equity method investment	16,278	16,015
Other assets	4,596	4,334
Total other assets	675,713	680,827
TOTAL ASSETS	$929,462	$910,222

LIABILITIES, REDEEMABLE PREFERRED UNITS AND COMMON EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,531	$21,427
Current portion of long-term debt	3,324	3,324
Current deferred revenue	3,929	6,774
Accrued expenses	33,482	34,827
Total current liabilities	62,266	66,352
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	466,764	466,380
Deferred rent	30,844	26,694
Other long-term liabilities	6,862	9,516
Total long-term liabilities	504,470	502,590
Total liabilities	566,736	568,942

COMMITMENTS AND CONTINGENCIES (NOTE 12)
REDEEMABLE PREFERRED UNITS	217,549	200,571

COMMON EQUITY:
Common units—51,210,222 and 51,192,434 units authorized, 51,210,222 and 51,192,434 units issued and outstanding as of September 26, 2021 and December 27, 2020	—	—
Stock subscription receivable	—	(499)
Additional paid-in-capital	141,751	141,208
Retained earnings	3,426	—
Total common equity	145,177	140,709
TOTAL LIABILITIES, REDEEMABLE PREFERRED UNITS AND COMMON EQUITY	$929,462	$910,222

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PHD GROUP HOLDINGS LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands)

	Quarter Ended		Three Quarters Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

REVENUES	$138,003	$119,700	$396,044	$336,960

COST AND EXPENSES:
Restaurant operating expenses:
Cost of goods sold, excluding depreciation and amortization	44,285	36,572	121,465	106,095
Labor	36,921	29,125	102,433	87,205
Occupancy	7,000	6,368	20,890	18,717
Other operating expenses	15,554	13,012	44,187	37,559
Total restaurant operating expenses	103,760	85,077	288,975	249,576

General and administrative expenses	11,750	9,706	35,755	27,918
Pre-opening expenses	347	544	2,307	838
Depreciation and amortization	5,516	6,138	18,225	18,404
Net income attributable to equity method investment	(292)	(121)	(651)	(353)
Other income, net	(292)	(514)	(1,095)	(1,092)
OPERATING INCOME	17,214	18,870	52,528	41,669
Interest expense	10,683	10,766	32,124	34,298
NET INCOME	6,531	8,104	20,404	7,371
Less: Redeemable preferred units accretion	(5,886)	(5,282)	(16,978)	(15,240)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNIT HOLDERS	$645	$2,822	$3,426	$(7,869)

Earnings/(loss) per common unit:
Basic	$0.01	$0.06	$0.07	$(0.15)
Diluted	$0.01	$0.05	$0.07	$(0.15)

Weighted-average common units outstanding:
Basic	51,210,222	51,192,285	51,201,100	51,187,878
Diluted	51,581,685	51,410,002	51,569,034	51,187,878

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 7

PHD GROUP HOLDINGS LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED UNITS AND EQUITY
(UNAUDITED)
(In thousands, except unit data)

Quarter Ended September 26, 2021 and September 27, 2020

	Preferred Units		Common Units
	Units	Amounts	Units	Amounts	Stock Subscription Receivable	Additional Paid-In Capital	Retained Earnings	Total Common Equity
Balance, as of June 28, 2020	100,000	$190,005	51,185,674	$—	$(499)	$138,902	$(733)	$137,670
Net income	—	—	—	—	—	—	8,104	8,104
Unit-based compensation	—	—	—	—	—	187	—	187
Repayment of subscription receivable	—	—	—	—	—	—	—	—
Issuance of common units	—	—	6,760	—	—	25	—	25
Redeemable preferred units accretion	—	5,282	—	—	—	—	(5,282)	(5,282)
Balance, as of September 27, 2020	100,000	195,287	51,192,434	—	(499)	139,114	2,089	140,704

Balance, as of June 27, 2021	100,000	211,663	51,210,223	—	(249)	141,581	2,781	144,113
Net income	—	—	—	—	—	—	6,531	6,531
Unit-based compensation	—	—	—	—	—	170	—	170
Repayment of subscription receivable	—	—	—	—	249	—	—	249
Issuance of common units	—	—	—	—	—	—	—	—
Redeemable preferred units accretion	—	5,886	—	—	—	—	(5,886)	(5,886)
Balance, as of September 26, 2021	100,000	$217,549	51,210,223	—	—	$141,751	$3,426	$145,177

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 8

PHD GROUP HOLDINGS LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED UNITS AND EQUITY
(UNAUDITED)
(In thousands, except unit data)

Three Quarters Ended September 26, 2021 and September 27, 2020

	Preferred Units		Common Units
	Units	Amounts	Units	Amounts	Stock Subscription Receivable	Additional Paid-In Capital	Retained Earnings	Total Common Equity
Balance, as of December 29, 2019	100,000	$180,047	51,185,674	$—	$(749)	$148,483	$—	$147,734
Net income	—	—	—	—	—	—	7,371	7,371
Unit-based compensation	—	—	—	—	—	564	—	564
Repayment of subscription receivable	—	—	—	—	250	—	—	250
Issuance of common units	—	—	6,760	—	—	25	—	25
Redeemable preferred units accretion	—	15,240	—	—	—	(9,958)	(5,282)	(15,240)
Balance, as of September 27, 2020	100,000	$195,287	51,192,434	—	(499)	139,114	2,089	140,704

Balance, as of December 27, 2020	100,000	$200,571	51,192,434	—	(499)	141,208	—	140,709
Net income	—	—	—	—	—	—	20,404	20,404
Unit-based compensation	—	—	—	—	—	443	—	443
Repayment of subscription receivable	—	—	—	—	499	—	—	499
Issuance of common units	—	—	17,789	—	—	100	—	100
Redeemable preferred units accretion	—	16,978	—	—	—	—	(16,978)	(16,978)
Balance, as of September 26, 2021	100,000	$217,549	51,210,223	$—	$—	$141,751	$3,426	$145,177

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 9

PHD GROUP HOLDINGS LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Quarters Ended
	September 26, 2021	September 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,404	$7,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,225	18,404
Amortization of debt issuance costs and discount	2,877	2,901
Loss on sales of assets	130	19
Unit-based compensation	443	564
Deferred rent and tenant allowance	3,099	2,726
Amortization of deferred lease incentives	(289)	(241)
Gift card breakage	(554)	(556)
Changes in operating assets and liabilities:
Accounts receivables	(89)	804
Receivables from related parties	(144)	204
Inventory	676	83
Other current assets	807	572
Accounts payable	(2,511)	(881)
Accrued expenses and other liabilities	(3,634)	583
Deferred lease incentives	690	1,976
Other assets and liabilities	(239)	3,576
NET CASH PROVIDED BY OPERATING ACTIVITIES	39,891	38,105
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27,687)	(10,138)
Purchase of investment securities	(200)	—
Proceeds from the sale of property and equipment	123	30
NET CASH USED IN INVESTING ACTIVITIES	(27,764)	(10,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term debt	—	(15,000)
Payments of long-term debt	(2,493)	(12,493)
Proceeds from Paycheck Protection Program loan	—	10,000
Proceeds from issuance of common units	100	25
Repayment of stock subscription receivable	499	250
Payments for in-process equity financings (offering costs)	(2,108)	—
NET CASH USED IN FINANCING ACTIVITIES	(4,002)	(17,218)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,125	10,779
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	41,432	22,629
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$49,557	$33,408

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	29,043	24,468
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	2,041	3,411
Proceeds from the sale of property and equipment	41	61
Redeemable preferred units accretion	(16,978)	(15,240)
Deferred offering costs in accounts payable	2,446	—

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 10

PHD GROUP HOLDINGS LLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF BUSINESS

Portillo’s Inc. was formed and incorporated as a Delaware corporation on June 8, 2021. The Company was formed for the purpose of completing a public offering and related reorganization transactions in order to carry on the business of PHD Group Holdings LLC and its subsidiaries. Unless the context otherwise requires, references to "we," "us," "our," "Portillo's," and the "Company" refer to Portillo's Inc. and its subsidiaries, including PHD Group Holdings LLC, which we refer to as "Portillo's OpCo".

We operate fast-casual restaurants in Illinois, Indiana, California, Arizona, Florida, Wisconsin, Minnesota, Iowa and Michigan, along with two food production commissaries in Illinois. As of September 26, 2021 and December 27, 2020, the Company had 66 and 63 restaurants in operation, respectively. The Company also had 3 and 4 non-traditional locations in operation as of September 26, 2021 and September 27, 2020, respectively. These non-traditional locations include a food truck, ghost kitchen (small kitchen with no store-front presence, used to fill online orders), and concessions. Portillo's Hot Dogs, LLC additionally has a 50% interest in a single restaurant in Chicago, IL, that is referred to in Note 8. There were no restaurant closings during any period presented in the financial statements. The Company’s principal corporate offices are located in Oak Brook, IL.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with GAAP for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 27, 2020 included in our Registration Statement, which was declared effective on October 20, 2021.

All intercompany balances and transactions have been eliminated in consolidation.

The Company does not have any components of other comprehensive income (loss) recorded within its condensed consolidated financial statements, and therefore, does not separately present a statement of comprehensive income (loss).

The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. The CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis. The Company has aggregated its operations into one operating segment and one reportable segment.

Fiscal Year

We use a 52- or 53-week fiscal year ending on the Sunday prior to December 31, effective beginning with the first quarter of 2019. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2021 and 2020 each consist of 52 weeks. The fiscal periods presented in this report are the quarter and three quarters ended September 26, 2021 and September 27, 2020, respectively.

Portillo's Inc. Form 10-Q | 11

PHD GROUP HOLDINGS LLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the period. Actual results could differ from those estimates.

Reverse Common Unit Split

On October 20, 2021, the members of Portillo's OpCo executed the Second Amended and Restated Limited Liability Company Agreement for Portillo's OpCo, effecting a 7.4-for-1 reverse common unit split. All applicable unit data, per unit amounts and related information in the condensed consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the 7.4-for-1 reverse common unit split.

Leases

In April 2020, the Financial Accounting Standards Board ("FASB") issued guidance related to rent concessions resulting from the COVID-19 pandemic. This guidance allows entities an election to account for eligible concessions, regardless of their form, either by (1) applying the modification framework for these concessions in accordance with FASB Accounting Standards Codification ("ASC") Topic 840, Leases or (2) accounting for the concessions as if they were made under the enforceable rights included in the original agreement. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the three quarters ended September 27, 2020, the Company received non-substantial concessions from certain landlords in the form of rent deferrals and abatements. The Company has elected to account for these rent concessions as if they were made under the enforceable rights included in the original agreements. The recognition of rent concessions resulting from the COVID-19 pandemic did not have a material impact on the Company's condensed consolidated financial statements as of September 26, 2021 or September 27, 2020.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with the sale of the Company’s Class A common stock in an IPO including certain legal, accounting, and other IPO related costs. At the completion of the IPO, deferred offering costs were recorded in stockholders’ equity as reduction from the proceeds of the offering. No deferred offering costs were recorded as of December 27, 2020. As of September 26, 2021, $4.6 million of deferred offering costs had been recorded in other current assets on the Company’s condensed consolidated balance sheets.

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"). The pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. The update is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is in the process of implementing ASC 842 and expects this guidance to materially impact the Company's consolidated financial statements by significantly increasing assets and liabilities on the consolidated balance sheet in order to record the right-of-use assets and related lease liabilities. However, the Company does not expect this guidance to have a significant impact on its consolidated statements of operations or consolidated statements of cash flows.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference rates but do not expect a significant impact on its consolidated financial statements.

Portillo's Inc. Form 10-Q | 12

PHD GROUP HOLDINGS LLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which amends the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This guidance is effective for years beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2018-13 did not result in a material change to its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements that is a service contract. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard effective December 28, 2020. Subsequent to the adoption of ASU 2018-15, the Company will capitalize such costs within other current assets or other assets on its condensed consolidated balance sheets. The Company will amortize the implementation costs once the system is ready for its intended use, on a straight-line basis, over the term of the related service agreements, including all reasonably certain renewals. The amortization expense related to cloud computing arrangements that are service contracts will be recorded within general and administrative expenses or other operating expenses on the Company's condensed consolidated statements of operations. The adoption of ASU 2018-15 did not result in a material change to its consolidated financial statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its consolidated financial statements.

NOTE 3.    REVENUE RECOGNITION

Revenues from retail restaurants are presented net of discounts and recognized when food and beverage products are sold to the end customer. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.

The Company offers delivery services to its customers. Delivery services are fulfilled by the Company and third-party service providers. In some cases, the Company makes delivery sales through Portillos.com or the Portillo's App ("Dispatch Sales"). In other cases, the Company makes delivery sales through a non-Company owned channel, such as the delivery partner’s website or app (“Marketplace Sales”).

With respect to Dispatch Sales, delivery may be performed by the Company or through a third-party service provider. The Company generally recognizes revenue, including delivery fees, when the performance obligation is complete and the food is transferred to the customer. For these sales, the Company receives payment directly from the customer at the time of sale.

With respect to Marketplace Sales, the Company generally recognizes revenue, excluding delivery fees collected by the delivery partner, when the performance obligation is complete, and control of the food is transferred to the delivery partner. The Company receives payment subsequent to the transfer of food. The payment terms with respect to Marketplace Sales are short-term in nature and are generally paid one week in arrears.

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues in the condensed consolidated statements of operations. The Company recognized gift card breakage of $0.1 million and $0.6 million for the quarter and three quarters ended September 26, 2021, respectively, and $0.1 million and $0.6 million for the quarter and three quarters ended September 27, 2020, respectively.

The Company’s only revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability included in current deferred revenue on the condensed consolidated balance sheets is as follows (in thousands):

	September 26, 2021	December 27, 2020
Gift card liability	$3,852	$6,216

Portillo's Inc. Form 10-Q | 13

PHD GROUP HOLDINGS LLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in their respective liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Revenue recognized from gift card liability balance at the beginning of the year	$446	$443	$2,923	$2,890

NOTE 4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes three levels of the fair value hierarchy as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3—Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and all other current assets and liabilities approximate fair values due to the short-term nature of these financial instruments.

Other assets consist of a deferred compensation plan with related assets held in a rabbi trust.

Deferred Compensation Plan - The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value. The fair value measurement of these trading securities is considered Level 1 of the fair value hierarchy as they are measured using quoted market prices. As of September 26, 2021 and December 27, 2020, the fair value of the mutual fund investments and deferred compensation obligations were as follows:

	September 26, 2021			December 27, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets - Investments designated for deferred compensation plan
Cash/money accounts	$1,447	$—	$—	$481	$—	$—
Mutual Funds	2,776	—	—	3,643	—	—
Total assets	$4,223	$—	$—	$4,124	$—	$—
The mutual fund investments and deferred compensation obligations are included in other assets, accrued expenses and other long-term liabilities in the condensed consolidated balance sheets. Changes in the fair value of securities held in the rabbi trust are recognized as trading gains and losses and included in other income in the condensed consolidated statements of operations and offsetting increases or decreases in the deferred compensation obligation are recorded in other long-term liabilities in the condensed consolidated balance sheets.

Refer to "Note 9 – Debt" for additional information relating to the fair value of the Company's outstanding debt instruments.

Portillo's Inc. Form 10-Q | 14

PHD GROUP HOLDINGS LLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, net, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the quarter and three quarters ended September 26, 2021 and September 27, 2020.

NOTE 5.    INVENTORIES

Inventories consisted of the following (in thousands):

	September 26, 2021	December 27, 2020
Raw materials	$2,705	$3,999
Work in progress	99	112
Finished goods	1,168	715
Consigned inventory	427	249
	$4,399	$5,075

NOTE 6.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	September 26, 2021	December 27, 2020
Land improvements	$15,347	$15,039
Furniture, fixtures, and equipment	112,930	105,059
Leasehold improvements	130,093	115,695
Transportation equipment	2,203	2,285
Construction-in-progress	12,206	10,711
	272,779	248,789
Less accumulated depreciation	(86,158)	(74,020)
	$186,621	$174,769

Depreciation expense was $4.3 million and $12.6 million for the quarter and three quarters ended September 26, 2021, respectively, and $3.9 million and $11.8 million for the quarter and three quarters ended September 27, 2020, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

NOTE 7.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year. The Company used the income approach and market approach to test goodwill. Under the income approach, fair value is based on the present value of estimated future cash flows. The market approach utilized both the price-earnings multiples of comparable public companies, as well as transactional data from similar companies that were recently sold. Adjustments are then made for any dissimilarities, to appropriately compare and correlate the market transactions used in this method. In estimating the fair value of the Company under the market approach, the most significant assumptions include the selection of the guideline public companies used in the analysis and the selection of EBITDA multiples. The most significant assumptions utilized in the fair value estimate of the income approach include projected annual revenue, earnings before interest, taxes, depreciation and amortization ("EBITDA"), capital expenditures and the discount rate. Growth assumptions were primarily based on a combination of historical performance, expected comparable store sales growth, the number of new restaurant additions, and performance of new restaurants.

Portillo's Inc. Form 10-Q | 15

PHD GROUP HOLDINGS LLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For indefinite-lived intangibles, the relief-from-royalty method estimates the fair value of an intangible asset based on what a third party would pay for the right to use that asset. The most significant assumptions utilized in the relief-from-royalty method are projected revenues and the royalty rate.

No impairment charges were recognized for goodwill or indefinite-lived intangible assets for the quarter and three quarters ended September 26, 2021 and September 27, 2020.

Intangibles, net consisted of the following (in thousands):

	As of September 26, 2021

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(20,705)	35,412
Covenants not-to-compete	40,799	(40,799)	—
Favorable rental contracts	2,991	(1,787)	1,204
	$323,832	$(63,291)	$260,541

	As of December 27, 2020

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(18,538)	37,579
Covenants not-to-compete	40,799	(37,515)	3,284
Favorable rental contracts	2,991	(1,599)	1,392
	$323,832	$(57,652)	$266,180

Amortization expense was $1.2 million and $5.6 million for the quarter and three quarters ended September 26, 2021, respectively, and $2.2 million and $6.6 million for the quarter and three quarters ended September 27, 2020, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

The estimated aggregate amortization expense for the intangibles for the remainder of this year and the succeeding five years and thereafter are $0.8 million, $3.1 million, $3.1 million, $3.0 million, $3.0 million, $2.9 million and $20.7 million, respectively.

Portillo's Inc. Form 10-Q | 16

PHD GROUP HOLDINGS LLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    EQUITY METHOD INVESTMENT

The Company has a 50% interest in C&O Chicago, LLC ("C&O"). The Company accounts for the investment and financial results in the condensed consolidated financial statements under the equity method of accounting as the Company has significant influence but does not have control. The investment is adjusted to reflect the Company’s share of C&O’s earnings and losses to date and any distributions received.

A summary of financial information for C&O is as follows (in thousands):

	September 26, 2021	December 27, 2020
Assets:
Current assets	$2,058	$1,349
Property, plant, and equipment, net of accumulated depreciation $5,921 and $5,838 in 2021 and 2020, respectively	821	837
Total assets	2,879	2,186

Liabilities:
Current liabilities	709	681
Non-current liabilities
Deferred rent	1,206	1,193
Total liabilities	1,915	1,874

Members’ equity	964	312
Total liabilities and members' equity	$2,879	$2,186

	Quarter Ended		Three Quarters Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Results from operations:
Sales	$3,608	$2,815	$9,205	$8,480
Net income	585	242	1,303	707

Portillo's Inc. Form 10-Q | 17

PHD GROUP HOLDINGS LLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.    DEBT

Debt consisted of the following (in thousands):

	September 26, 2021	December 27, 2020
First Lien Term B-3 Loans	$326,583	$329,076
Revolving Loans	—	—
Second Lien Term B-3 Loans	155,000	155,000
Unamortized discount and debt issuance costs	(11,495)	(14,372)
Total debt, net	470,088	469,704
Less: current portion	(3,324)	(3,324)
Long-term debt, net	$466,764	$466,380
First Lien

PHD Intermediate LLC (“Holdings”), Portillo’s Holdings LLC (the “Borrower”) and certain of its subsidiaries entered into the First Lien Credit Agreement ("First Lien Credit Agreement"), dated as of August 1, 2014 and as amended October 25, 2016, May 18, 2018 and December 6, 2019, with UBS AG, Stamford Branch, as the administrative agent and collateral agent, and other lenders from time to time party thereto (the “First Lien Lenders”). The First Lien Lenders extended credit in the form of (i) first lien initial term loans in an initial aggregate principal amount of $335.0 million and (ii) a revolving credit facility in an original principal amount equal to $30.0 million, including a letter of credit sub-facility with a $7.5 million sublimit (the “Revolving Facility” and the loans thereunder, the “Revolving Loans”).

On December 6, 2019, the Borrower entered a third amendment to the First Lien Credit Agreement (the “Third Amendment to First Lien Credit Agreement”) whereby the aggregate principal amount of the term loans as of the effective date of the Third Amendment to First Lien Credit Agreement was $332.4 million (the “First Lien Term B-3 Loans”), and the Revolving Facility was increased by $50 million. The maturity date with respect to the First Lien Term B-3 Loans was extended to September 6, 2024 and the maturity date with respect to the Revolving Loans date was extended to June 6, 2024.

In connection with the Third Amendment to First Lien Credit Agreement, the interest rates spread for the First Lien Term B-3 Loans increased by 100 basis points to 5.50% for the adjusted London interbank offered rate ("Eurocurrency Rate") loans. As of September 26, 2021, the interest rate on the Term Loans was 6.50%. As of September 26, 2021 and September 27, 2020, the effective interest rate on the Term Loans was 7.80% and 7.52%, respectively. Beginning with December 31, 2019, the Company is required to pay on the last business day of each calendar quarter, March 31, June 30, September 30, and December 31, an aggregate principal amount of $0.8 million.

As of September 26, 2021 and December 27, 2020, the Company had $0.0 million in borrowings under the Revolver outstanding, respectively. As of September 26, 2021 and September 27, 2020, the interest rate on the Revolver was 3.25% and 3.50%, respectively, subject to change based on a consolidated first lien net leverage ratio as defined in the First Lien Credit Agreement. As of September 26, 2021 and September 27, 2020, the commitment fees, pursuant to the First Lien, to maintain the Revolver were 0.250% and 0.375%, respectively. Also pursuant to the First Lien Credit Agreement, as of September 26, 2021 and September 27, 2020, letter of credit fronting fees were 0.125%. Commitment fees and letter of credit fronting fees are recorded as interest expense in the condensed consolidated statements of operations.

The Company had $5.3 million and $5.8 million of letters of credit issued against the Revolving Facility as of September 26, 2021 and December 27, 2020, respectively. As of September 26, 2021, the Company had $44.7 million of availability under the Revolving Facility.

Second Lien

Holdings, the Borrower and certain of its subsidiaries entered into the Second Lien Credit Agreement (the “Second Lien Credit Agreement”) dated as of August 1, 2014 and as amended on October 25, 2016 and December 6, 2019 with UBS AG, Stamford Branch, as administrative agent and collateral agent, and other lenders from time to time party thereto (the “Second Lien Lenders”). The Second Lien Lenders extended credit in the form of initial second lien term loans in an initial aggregate principal amount of $80.0 million.

Portillo's Inc. Form 10-Q | 18

PHD GROUP HOLDINGS LLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 6, 2019, the Borrower entered into second amendment to the Second Lien Credit Agreement (the “Second Amendment to Second Lien Credit Agreement”) whereby the aggregate principal amount of the term loans as of the effective date of the Second Amendment to the Second Lien Credit Agreement was $155.0 million (the “Second Lien Term B-3 Loans”). The maturity date of the Second Lien Term B-3 Loans was extended to December 6, 2024 (the “Second Lien Maturity Date”). In addition to the increased principal amount, the interest rates spread for the Second Lien Term B-3 Loans increased by 150 basis points to 9.50% for Eurocurrency Rate loans. The Borrower determined interest on the Second Lien at the Eurocurrency Rate, plus 9.50%. As of September 26, 2021, the interest rate on the Term Loans was 10.75%. As of September 26, 2021 and September 27, 2020, the effective interest rate on the Second Lien was 12.22% and 11.90%, respectively. No principal payments are required. The aggregate principal is due on the Second Lien Maturity Date.

In connection with the IPO, the Company received aggregate net proceeds of approximately $429.9 million after deducting underwriting discounts and commissions and offering expenses. Net proceeds of $158.1 million were used to repay the Second Lien Term B-3 Loans (including prepayment penalties) in full.

Discount and Debt Issuance Costs

In connection with entering into the Third Amendment to First Lien Credit Agreement and the Second Amendment to Second Lien Credit Agreement, in each case, dated as of December 6, 2019, the Borrower paid debt issuance costs of $14.5 million, of which $13.3 million were capitalized and are being amortized over the term of the related debt agreements, and $1.2 million were expensed as incurred.

The Company amortized $0.6 million of deferred financing costs, respectively, during each of the quarters ended September 26, 2021 and September 27, 2020, and $1.7 million of deferred financing costs, respectively, during each of the three quarters ended September 26, 2021 and September 27, 2020, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company also amortized $0.4 million in original issue discount related to the long-term debt, which is included in interest expense in the condensed consolidated statements of operations in each of the quarters ended September 26, 2021 and September 27, 2020, respectively, and $1.2 million in original issue discount related to long-term debt in each of the three quarters ended September 26, 2021 and September 27, 2020, which is included in interest expense in the condensed consolidated statements of operations.

Total interest costs incurred were $10.7 million and $10.8 million for the quarters ended September 26, 2021 and September 27, 2020, respectively and $32.1 million and $34.3 million for the three quarters ended September 26, 2021 and September 27, 2020.

As of September 26, 2021 and December 27, 2020, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

Borrowings under the First Lien Credit Agreement and Second Lien Credit Agreement are guaranteed by Holdings, the Borrower and certain of the Borrower’s subsidiaries, and Holdings, the Borrower and certain of the Borrower’s subsidiaries have pledged substantially all tangible and intangible assets as collateral, subject to certain exclusions and exceptions.

The Borrower is subject to certain financial and reporting covenants pursuant to the terms of the First Lien Credit Agreement and Second Lien Credit Agreement. These covenants are customary for these types of debt agreements. As of September 26, 2021, the Company was in compliance with all covenants.

NOTE 10.    REDEEMABLE PREFERRED UNITS

Pursuant to a unit purchase agreement, dated August 1, 2014, between the Company and Broad Street Principal Investments (the “Preferred Investor”), Portillo's OpCo issued 100,000 preferred units in exchange for a capital contribution of $97.7 million, net of discounts and fees as agreed between the parties. The Preferred Units have all the rights, privileges, and obligations as provided for in the Amended and Restated Limited Liability Company Agreement of the Company (the “LLC Agreement”), which include redemption rights and the amounts payable upon liquidation, but exclude dividend and conversion rights.

Portillo's Inc. Form 10-Q | 19

PHD GROUP HOLDINGS LLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Preferred Yield

Pursuant to the LLC Agreement, each Preferred Unit accrues on a daily basis the following applicable preferred rate, subject to certain triggering events as defined in the LLC Agreement that would result in an additional 2% to the prevailing rate below:
•11% per year until the eighth anniversary of the closing date
•12% per year from the eighth to the tenth anniversary of the closing date
•13% per year thereafter

The rate accrues daily and compounds semiannually on June 30 and December 31 of each year on the sum of the preferred unreturned capital contributions and the unpaid Preferred Yield outstanding that has compounded for all prior periods.

Call Rights

The Company can, on or after the first anniversary of the closing date, choose to redeem the Preferred Units in whole or in part, by giving proper written notice as required in the LLC Agreement. The redemption price is a premium percentage, as noted below, applied to the sum of the unreturned capital contributions for the Preferred Units and the unpaid Preferred Yield (together, the “Preferred Liquidation Amount”). As of September 26, 2021, the percentage of Preferred Liquidation Amount is 101%.

Put Rights

The Preferred Units holder can also require the Company to redeem the Preferred Units, in whole or in part, by delivering proper written notice (i) immediately prior to or simultaneously with a sale of the Company or (ii) at any time from and after the twelfth anniversary of the closing date. The redemption price is specified in the LLC Agreement.

As of September 26, 2021 and December 27, 2020, the Company had recorded $217.5 million and $200.6 million respectively, as Redeemable Preferred Units. These transactions were recorded in accordance with FASB ASC 480 Distinguishing Between Liabilities and Equity. As a result of the probability of the redemption by holder feature, the Preferred Units are classified outside of permanent equity within the condensed consolidated balance sheets.

In connection with the IPO, the Company received aggregate net proceeds of approximately $429.9 million after deducting underwriting discounts and commissions and offering expenses. Net proceeds of $221.7 million were used to repay the redeemable preferred units in full including the Preferred Liquidation Amount.

NOTE 11.    COMMON UNITS AND UNIT-BASED COMPENSATION

Common Units

As of September 26, 2021 and December 27, 2020, the Company had 51,210,222 and 51,192,434 Class A Common Units outstanding, respectively. The increase of 131,578 Class A Common Units was primarily attributable to the issuance of common units to a member of the Company’s Board during the three quarters ended September 26, 2021.The Company has 7,477,256 options authorized to purchase Class A Common Units as designated by the Company’s 2014 Equity Incentive Plan, as amended (the "2014 Plan").

2014 Equity Incentive Plan

The Company has granted options to acquire units under its 2014 Plan. The 2014 Plan permits the granting of awards to employees, officers, directors and consultants of the Company and affiliates in the form of options, unit appreciation rights, Restricted Class A Units, Unrestricted Class A Units, Performance Awards and awards convertible into or otherwise based on Class A Units. The 2014 Plan gives broad powers to the Company’s Board to administer and interpret the 2014 Plan, including the authority to select the individuals to be granted awards and rights to prescribe the particular form and conditions of each award to be granted.

As of September 26, 2021, the Company had 40,558 options available to be issued under the 2014 Plan.

Portillo's Inc. Form 10-Q | 20

PHD GROUP HOLDINGS LLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the 2014 Plan, the number of common units and exercise price of each option were determined prior to the IPO by the board of managers (the “Board of Managers”), or a committee designated by the Board of Managers. The awards granted are generally exercisable within a 10-year period from the date of grant. As of September 26, 2021, the Company has issued options with time vesting, and other options with time and performance vesting. The Company’s performance condition restricts certain option holders’ ability to exercise vested options until a liquidity event and payback criteria to the Buyer are both met. Because these events, conditions or criteria were not considered probable as of September 26, 2021, no compensation expense related to these options to acquire units was recognized. For options to acquire units granted without performance conditions, the Company records compensation expense over the vesting period based on the grant-date fair value of the option, determined using the Black-Scholes option pricing valuation model. Options issued and outstanding expire on various dates through the year 2031. The exercise price on all options outstanding as of September 26, 2021, range from $3.25 to $5.77, and the options vest over a range of immediately to five-year periods.

No additional options will be issued under the 2014 Plan. See "Note 15 – Subsequent Events" for a description of the treatment of the options to acquire units in connection with the IPO.

Unit-Based Compensation Expense

In accordance with FASB ASC Topic 718, Compensation-Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company recognized $0.2 million and $0.4 million of stock-based compensation expense for the quarter and three quarters ended September 26, 2021 and $0.2 million and $0.6 million for the quarter and three quarters ended September 27, 2020, respectively, with a corresponding increase to additional paid-in-capital. Unit-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to unit-based compensation expense will be recognized at that time. Unit-based compensation expense is included in general and administrative expenses on the condensed consolidated statements of operations.

NOTE 12.    CONTINGENCIES

The Company is party to legal proceedings and potential claims arising in the normal conduct of business, including claims related to employment matters, contractual disputes, customer injuries, and property damage. Although the ultimate outcome of these claims and lawsuits cannot be predicted with certainty, management believes that the resulting liability, if any, will not have a material effect on the Company’s consolidated financial statements.

The Company is subject to unclaimed property laws by states in the ordinary course of business. These laws generally require entities to report and remit abandoned and unclaimed property to the state which includes unclaimed wages, gift card funds, vendor payments, and customer refunds. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability. The Company routinely remits payments to states in compliance with applicable unclaimed property laws. As of September 26, 2021 and December 27, 2020, the Company recorded a $0.0 million and $0.9 million loss contingency related to the probable loss that may arise from an obligation to report and deliver unclaimed gift card funds. This loss contingency was resolved during the quarter ended September 26, 2021 for $0.8 million.

NOTE 13.    RELATED PARTY TRANSACTIONS

As of September 26, 2021 and December 27, 2020, the related parties’ receivables consisted of a receivable balance due from C&O of $0.3 million and $0.2 million, respectively, which is included in accounts receivable in the condensed consolidated balance sheets.

The Company previously issued 195,933 common units to the CEO and President for a unit subscription receivable of $1.0 million. As of September 26, 2021 and December 27, 2020, the Company had $0.0 million and $0.5 million recorded as subscription receivable, respectively. On August 13, 2021, the remaining stock subscription receivable of $0.2 million was fully repaid.

Also, Noah Glass, a member of the Company's Board, is the founder and CEO of Mobo Systems, Inc. (also known as "Olo"), a platform the Company uses in connection with our mobile ordering application and delivery. The Company incurred $0.3 million and $0.7 million in net Olo-related costs for the quarter and three quarters ended September 26, 2021. Of these expenses, $0.2 million and $0.4 million, respectively, were included in cost of goods sold and $0.1 million and $0.3 million, respectively, were included in other operating expenses in the condensed

Portillo's Inc. Form 10-Q | 21

PHD GROUP HOLDINGS LLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

consolidated statements of operations. The Company incurred $0.3 million and $0.9 million in net Olo-related costs for the quarter and three quarters ended September 27, 2020. Of these expenses, $0.2 million and $0.6 million, respectively, were included in cost of goods sold and $0.1 million and $0.3 million, respectively, were included in other operating expenses in the condensed consolidated statements of operations. As of September 26, 2021 and December 27, 2020, $0.0 million and $0.2 million was payable to Olo and was included in accounts payable in the consolidated balance sheets.

Additionally, the Company leases 23 real properties from entities owned and controlled by Richard Portillo. Mr. Portillo was the former President, CEO, and Owner of the Company, as comprised at the date of the merger transaction in August 2014 through which the Company was acquired by funds affiliated or managed by Berkshire Partners LLC. The Company made $2.0 million and $1.9 million in rental payments related to the aforementioned 23 locations, during each of the quarters ended September 26, 2021 and September 27, 2020, respectively, and $5.9 million and $5.6 million in rental payments, during each of the three quarters ended September 26, 2021 and September 27, 2020. Beginning in 2014 through July 31, 2021, Mr. Portillo served as a consultant, under an Agreement with Portillo's Holdings, LLC (the "Consulting Agreement"). Under the terms of the Consulting Agreement, $2.0 million was paid annually for various consulting services, which was included in general and administrative expenses in the condensed statements of operations. The Consulting Agreement terminated on July 31, 2021 and has not been renewed.

NOTE 14.    EARNINGS (LOSS) PER UNIT

Basic earnings (loss) per unit is computed by dividing net income (loss) available to common unitholders by the weighted-average number of common units outstanding during the year.

Net income (loss) applicable to common unitholders is calculated after deducting any redeemable preferred unit accretion.

Diluted earnings (loss) per unit is computed by dividing net income available to common unit holders by the weighted-average number of common units outstanding inclusive of the incentive common units, using the treasury stock method, if dilutive.

For the quarter and three quarters ended September 26, 2021 and September 27, 2020, the potential dilutive units related to the incentive common units were not included in the computation of diluted net loss per unit as the effect of including these units in the calculation would have been anti-dilutive.

The computations of basic and diluted earnings (loss) per unit for the quarter and three quarters ended September 26, 2021 and September 27, 2020 are as follows (in thousands, except per share amounts):

	Quarter Ended		Three Quarters Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net income	$6,531	$8,104	$20,404	$7,371
Less: Redeemable Preferred Units Accretion	(5,886)	(5,282)	(16,978)	(15,240)
Net income (loss) attributable to common unit holders	$645	$2,822	$3,426	$(7,869)

Units:
Weighted-average number of common units outstanding-basic	51,210,222	51,192,285	51,201,100	51,187,878
Dilutive unit awards	371,463	217,717	367,934	—
Weighted-average number of common units outstanding-diluted	51,581,685	51,410,002	51,569,034	51,187,878

Basic net income (loss) per unit	$0.01	$0.06	$0.07	$(0.15)
Diluted net income (loss) per unit	$0.01	$0.05	$0.07	$(0.15)

Portillo's Inc. Form 10-Q | 22

PHD GROUP HOLDINGS LLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following units were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	Quarter Ended		Three Quarters Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Units subject to performance conditions	318,514	57,729	318,704	57,729
Units that were antidilutive	—	—	—	216,926
Total units excluded from diluted income (loss) per unit	318,514	57,729	318,704	274,655

NOTE 15.    SUBSEQUENT EVENTS

The Company opened one new restaurant subsequent to September 26, 2021 for a total of 67 restaurants, excluding a restaurant owned by C&O, of which Portillo's owns 50% of the equity.

On October 25, 2021, Portillo's Inc. completed the IPO of its Class A common stock. Portillo's Inc. issued 23,310,810 shares, including 3,040,540 shares sold to the underwriters pursuant to their overallotment option. Portillo's Inc. received net proceeds from the offering of approximately $429.9 million (after deducting $29.1 million of underwriting fees and commissions and approximately $7.2 million of offering expenses). The net proceeds and cash on hand were used to as follows:

•to repay the redeemable preferred units in full (including the redemption premium) of $221.7 million;
•to repay all of the borrowings outstanding under the Second Lien Credit Agreement (including prepayment penalties) of $158.1 million; and
•to purchase LLC Units or shares of Class A common stock from certain pre-IPO LLC members of $57.0 million.

On October 20, 2021, the members of Portillo's OpCo executed the Second Amended and Restated Limited Liability Company Agreement for Portillo's OpCo, effecting a 7.4-for-1 reverse common unit split.

In connection with the IPO, Portillo's Inc. entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with certain pre-IPO LLC Members, pursuant to which Portillo's Inc. is obligated to pay 85% of the amount of applicable cash tax savings, if any, in U.S. federal, state, and local income tax or franchise tax that Portillo's Inc. actually realizes as a result of (a) the increases in tax basis attributable to exchanges of LLC Units by pre-IPO LLC Members and (b) tax benefits related to imputed interest deemed to be paid by Portillo's Inc. as a result of the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these tax savings.

In connection with the IPO, each option under the 2014 Plan that was outstanding, whether vested or unvested, was substituted for an option to purchase a number of shares of Class A common stock under the 2021 Plan, and the option holders received a cash payment in respect of their options (whether vested or unvested) in an aggregate amount of approximately $6.3 million, which Portillo's Inc. expects to make in the fourth quarter of fiscal 2021. In addition, as a result of the waiver and the resultant modification in the terms of certain performance-vesting awards, Portillo's Inc. will record compensation expense based on the fair value of the modified awards in the fourth quarter of fiscal 2021. We would expect to recognize a cash compensation expense of approximately $1.3 million and a non-cash compensation expense of approximately $23.3 million, each in the fourth quarter of fiscal 2021, as well as an additional non-cash compensation expense of approximately $12.7 million ratably over the next 4.5 years.

In connection with the IPO, Portillo's Inc. granted options to purchase shares of Class A common stock under its 2021 Plan. The 2021 Plan permits the granting of awards to any employee, officer, non-employee director, consultant or other personal service provider of the Company in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and stock-based awards. All awards granted to participants under the 2021 Plan generally will be represented by an award agreement. 7,148,049 shares of Class A common stock are available for awards under the 2021 Plan (excluding options previously awarded under the 2014 Plan that were assumed by the 2021 Plan). The 2021 Plan gives broad powers to the Board to administer and interpret the 2021 Plan, including the authority to select the individuals to be granted awards and rights to prescribe the particular form and conditions of each award to be granted.

As of October 25, 2021, following the issuance of the stock sold in the IPO, Portillo's Inc. had a total of 35,807,171 shares of Class A common stock issued and outstanding, 35,673,321 shares of Class B common stock issued and outstanding and no preferred shares issued and outstanding.

Portillo's Inc. Form 10-Q | 23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying condensed notes. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Cautionary Statements Concerning Forward-Looking Statements” in this report and under the heading “Risk Factors” in our prospectus, dated October 20, 2021, filed pursuant to Rule 424(b)(4) with the Securities and Exchange Commission (the "SEC") on October 22, 2021, relating to our IPO, which is available on the SEC's website at www.sec.gov.

Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to provide revisions to any forward-looking statements should circumstances change.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Registration Statement and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.

Unless the context otherwise requires, references to "we," "us," "our," "Portillo's," and the "Company" refer to PHD Group Holdings LLC and its subsidiaries, which we refer to as "Portillo's OpCo.

We have prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and pursuant to the rules and regulations of the SEC.

Overview

Portillo’s serves iconic Chicago street food through high-energy, multichannel restaurants designed to ignite the senses and create a memorable dining experience. Since our founding in 1963 in a small trailer which Dick Portillo called “The Dog House,” Portillo’s has grown to become a treasured brand with a passionate (some might say obsessed) nationwide following. We create a consumer experience like no other by combining the best attributes of fast casual and quick service concepts with an exciting energy-filled atmosphere and restaurant model capable of generating tremendous volumes. Nearly all of our restaurants were built with double lane drive-thrus and have been thoughtfully designed with a layout that accommodates a variety of access modes including dine-in, carryout / curbside, delivery and catering in order to quickly and efficiently serve our guests. As of September 26, 2021, we owned and operated 67 Portillo’s restaurants across nine states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-Q | 24

Financial Highlights for the Quarter Ended September 26, 2021:

•Total revenue increased 15.3% to $138.0 million;
•Same restaurant sales increased 6.8%;
•Operating income decreased 8.8% to $17.2 million;
•Net income decreased 19.4% to $6.5 million;
•Restaurant-Level Adjusted EBITDA*, a non-GAAP measure, decreased 1.1% to $34.2 million; and
•Adjusted EBITDA*, a non-GAAP measure, decreased 8.4% to $24.2 million.

Financial Highlights for the Three Quarters Ended September 26, 2021:

•Total revenue increased 17.5% or $59.1 million;
•Same restaurant sales increased 10.6%;
•Operating income increased 26.1% to $52.5 million;
•Net income increased 176.8% to $20.4 million;
•Restaurant-Level Adjusted EBITDA*, a non-GAAP measure, increased 22.5% to $107.1 million; and
•Adjusted EBITDA*, a non-GAAP measure increased 17.1% to $75.3 million.

* Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income (loss) and Restaurant-Level Adjusted EBITDA to operating income (loss) the most directly comparable financial measures presented in accordance with GAAP, are set forth on page 30.

Consolidated Results of Operations

The following table summarizes our results of operations for the quarter and three quarters ended September 26, 2021 and September 27, 2020 (in thousands):

	Quarter Ended				Three Quarters Ended
	September 26, 2021		September 27, 2020		September 26, 2021		September 27, 2020
REVENUE	$138,003	100.0%	$119,700	100.0%	$396,044	100.0%	$336,960	100.0%
Restaurant operating expenses:
Cost of goods sold, excluding depreciation and amortization	44,285	32.1%	36,572	30.6%	121,465	30.7%	106,095	31.5%
Labor	36,921	26.8%	29,125	24.3%	102,433	25.9%	87,205	25.9%
Occupancy	7,000	5.1%	6,368	5.3%	20,890	5.3%	18,717	5.6%
Other operating expenses	15,554	11.3%	13,012	10.9%	44,187	11.2%	37,559	11.1%
Total operating expenses	103,760	75.2%	85,077	71.1%	288,975	73.0%	249,576	74.1%
General and administrative expenses	11,750	8.5%	9,706	8.1%	35,755	9.0%	27,918	8.3%
Pre-opening expenses	347	0.3%	544	0.5%	2,307	0.6%	838	0.2%
Depreciation and amortization	5,516	4.0%	6,138	5.1%	18,225	4.6%	18,404	5.5%
Net income attributable to equity method investment	(292)	(0.2)%	(121)	(0.1)%	(651)	(0.2)%	(353)	(0.1)%
Other income, net	(292)	(0.2)%	(514)	(0.4)%	(1,095)	(0.3)%	(1,092)	(0.3)%
OPERATING INCOME	17,214	12.5%	18,870	15.8%	52,528	13.3%	41,669	12.4%
Interest expense	10,683	7.7%	10,766	9.0%	32,124	8.1%	34,298	10.2%
NET INCOME	$6,531	4.7%	$8,104	6.8%	$20,404	5.2%	$7,371	2.2%

Portillo's Inc. Form 10-Q | 25

Revenues

Revenues primarily represent the aggregate sales of food and beverages, net of discounts. Sales taxes collected from customers are excluded from revenues. Revenues in any period are directly influenced by the number of operating weeks in the period, the number of open restaurants, restaurant traffic, our menu prices and product mix.

Revenues for the quarter ended September 26, 2021 were $138.0 million compared to $119.7 million for the quarter ended September 27, 2020, an increase of $18.3 million or 15.3%. The increase in revenues was primarily attributed to an increase in our average check and the opening of two new restaurants in the fourth quarter of 2020 and three new restaurants during the three quarters ended September 26, 2021. Same-restaurant sales increased 6.8% during the third quarter ended September 26, 2021, which was attributable to an increase in average check of 7.9%, partially offset by a decline in traffic. The higher average check was driven by an increase in menu prices, mix of items sold, and more items per order. Although we did not increase prices in the quarter ended September 27, 2021, we benefited from price increases earlier in the year and expect to increase prices in the fourth quarter. For the purpose of calculating same-restaurant sales for September 26, 2021, sales for 60 restaurants were included in the Comparable Restaurant Base (as defined in "Selected Operating Data" below) versus 55 as of the end of the third quarter of 2020.

Revenues for the three quarters ended September 26, 2021 were $396.0 million compared to $337.0 million for the three quarters ended September 27, 2020, an increase of $59.1 million or 17.5%. The increase in revenues was primarily attributed to an increase in guest traffic as a result of the recovery from the COVID-19 pandemic, an increase in our average check of 7.9% and the opening of two new restaurants in the fourth quarter of 2020 and three new restaurants during the quarter ended September 26, 2021. The five new restaurants opened in the fourth quarter of 2020 and the three quarters ended September 26, 2021 positively impacted revenues in the three quarters ended September 26, 2021 by approximately $24.3 million. We operated on an off-premise and drive-thru only operating model beginning in the second half of March 2020. Since May 2020, we reopened and operated in-restaurant dining in varying degrees of capacity. Same-restaurant sales increased 10.6% during the three quarters ended September 26, 2021, which was attributable to a 3.3% increase in guest traffic and a 7.3% increase in average check. The higher average check was driven by an increase in menu prices, mix of items sold, and more items per order. For the purpose of calculating same-restaurant sales for September 26, 2021, sales for 60 restaurants were included in the Comparable Restaurant Base versus 55 as of the end of the third quarter of 2020.

Cost of Goods Sold, Excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization includes the direct costs associated with food and beverages, including paper products. The components of cost of goods sold, excluding depreciation and amortization are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

Cost of goods sold, excluding depreciation and amortization for the quarter ended September 26, 2021 was $44.3 million compared to $36.6 million for the quarter ended September 27, 2020, an increase of $7.7 million or 21.1%. This increase was primarily driven by the opening of two new restaurants in the fourth quarter of 2020 and three new restaurants opened during the three quarters ended September 26, 2021, an increase in commodity prices, primarily ground beef and beef flats used in our Italian beef sandwiches, and an increase in items per order. As a percentage of revenues, cost of goods sold, excluding depreciation and amortization increased 1.5% during the quarter ended September 26, 2021. The increase was primarily due to an increase in commodity prices, primarily ground beef and beef flats used to make our Italian beef sandwiches, partially offset by an increase in our average check.

Cost of goods sold, excluding depreciation and amortization for the three quarters ended September 26, 2021 was $121.5 million compared to $106.1 million for the three quarters ended September 27, 2020, an increase of $15.4 million or 14.5%. This increase was primarily driven by the opening of two new restaurants in the fourth quarter of 2020 and three new restaurants opened during the three quarters ended September 26, 2021 and an increase in items per order, partially offset by lower commodity prices earlier in the year, primarily for ground beef and beef flats used in our Italian beef sandwiches. As a percentage of revenues, cost of goods sold, excluding depreciation and amortization, decreased 0.8% during the three quarters ended September 26, 2021. This decrease was primarily due to an increase in our average check.

Portillo's Inc. Form 10-Q | 26

Labor Expenses

Labor expenses include hourly and management wages, bonuses, payroll taxes, workers’ compensation expense and team member benefits. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs and the performance of our restaurants.

Labor expenses for the quarter ended September 26, 2021 were $36.9 million compared to $29.1 million for the quarter ended September 27, 2020, an increase of $7.8 million or 26.8%. This increase was primarily driven by several incremental investments to support our team members, including hourly rate increases, training costs and discretionary bonuses, and the opening of two new restaurants in the fourth quarter of 2020 and three new restaurants opened during the three quarters ended September 26, 2021, partially offset by lower staffing levels and increased productivity in our restaurants. As a percentage of revenues, labor increased 2.5% due primarily to the aforementioned incremental investments to support our team members, including hourly rate increases, training costs and discretionary bonuses, partially offset by an increase in our average check and lower staffing levels and increased productivity in our restaurants.

Labor expenses for the three quarters ended September 26, 2021 were $102.4 million compared to $87.2 million for the three quarters ended September 27, 2020, an increase of $15.2 million or 17.5%. This increase was primarily driven by the opening of two new restaurants in the fourth quarter of 2020 and three new restaurants opened during the three quarters ended September 26, 2021 and several incremental investments to support our team members, including hourly rate increases, training costs and discretionary bonuses, partially offset by lower staffing levels and increased productivity in our restaurants. As a percentage of revenues, labor was flat primarily due to the deployment of a leaner labor model due to COVID-19 related dining room capacity limitations and the reduction of restaurant hours combined with an increase in our average check, offset by hourly rate increases and discretionary bonuses.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance, common area expenses and property taxes.

Occupancy expenses for the quarter ended September 26, 2021 were $7.0 million compared to $6.4 million for the quarter ended September 27, 2020, an increase of $0.6 million or 9.9%, primarily driven by the opening of two new restaurants in the fourth quarter of 2020 and three new restaurants opened during the three quarters ended September 26, 2021.

Occupancy expenses for the three quarters ended September 26, 2021 were $20.9 million compared to $18.7 million for the three quarters ended September 27, 2020, an increase of $2.2 million or 11.6%, primarily driven by the opening of two new restaurants in the fourth quarter of 2020 and three new restaurants opened during the three quarters ended September 26, 2021.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other operating expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the quarter ended September 26, 2021 were $15.6 million compared to $13.0 million for the quarter ended September 27, 2020, an increase of $2.5 million or 19.5%, primarily driven by the opening of two new restaurants in the fourth quarter of 2020 and three new restaurants opened during the three quarters ended September 26, 2021 and incremental costs associated with cleaning and utilities as a result of continued expansion of our dine in capacity due to the recovery from the COVID-19 pandemic, as well as an increase in direct marketing expenses and repair and maintenance.

Other operating expenses for the three quarters ended September 26, 2021 were $44.2 million compared to $37.6 million for the three quarters ended September 27, 2020, an increase of $6.6 million or 17.6%, primarily driven by the opening of two new restaurants in the fourth quarter of 2020 and three new restaurants opened during the three quarters ended September 26, 2021 and incremental costs associated with cleaning and utilities as a result of continued expansion of our dine in capacity due to the recovery from the COVID-19 pandemic, as well as an increase in repair and maintenance, variable credit card fees and operating supplies.

Portillo's Inc. Form 10-Q | 27

General and Administrative Expenses

General and administrative expenses primarily consist of costs associated with our corporate and administrative functions that support restaurant development and operations, including marketing and advertising costs incurred as well as legal and professional fees. General and administrative expenses also include unit-based compensation expense. General and administrative expenses are impacted by changes in our team member count and costs related to strategic and growth initiatives.

General and administrative expenses for the quarter ended September 26, 2021 were $11.8 million compared to $9.7 million for the quarter ended September 27, 2020, an increase of $2.0 million or 21.1%. This increase was primarily driven by an increase in salaries and wages attributable to annual rate increases, filling open positions, and training program costs for future restaurant managers as well as an increase in costs associated with being a public company, including costs related to preparation for compliance with Sarbanes-Oxley and other transaction-related fees and expenses. In 2020, the lower costs were driven by a disciplined cost reduction strategy across the majority of discretionary spend categories including travel and advertising.

General and administrative expenses for the three quarters ended September 26, 2021 were $35.8 million compared to $27.9 million for the three quarters ended September 27, 2020, an increase of $7.8 million or 28.1%. This increase was primarily driven by an increase in salaries and wages attributable to annual rate increases, filling open positions, and training program costs for future restaurant managers, as well as an increase in costs associated with being a public company, including costs related preparation for compliance with Sarbanes-Oxley and other transaction-related fees and expenses. In 2020, the lower costs were driven by a disciplined cost reduction strategy across the majority of discretionary spend categories including travel and advertising.

Pre-Opening Expenses

Pre-opening expenses consist primarily of occupancy expenses, which represent rent expense recognized during the period between the date of possession of the restaurant facility and the restaurant opening date, wages, travel for the opening team and other supporting team members, food, beverage, and the initial stocking of operating supplies. All such costs incurred prior to the opening are expensed in the period in which the expense was incurred. Pre-opening expenses can fluctuate significantly from period to period, based on the number and timing of openings and the specific pre-opening expenses incurred for each restaurant. Additionally, restaurant openings in new geographic market areas will initially experience higher pre-opening expenses than our established geographic market areas, such as the Chicagoland area, where we have greater economies of scale and incur lower travel and lodging costs for our training team.

Pre-opening expenses for the quarter ended September 26, 2021 were $0.3 million compared to $0.5 million for the quarter ended September 27, 2020, a decrease of $0.2 million or 36.2%. This decrease was due to the timing and geographic location of expected restaurant openings in the fourth quarter of 2021 versus 2020.

Pre-opening expenses for the three quarters ended September 26, 2021 were $2.3 million compared to $0.8 million for the three quarters ended September 27, 2020. The increase of $1.5 million or 175.3%. This increase was due to three new restaurants opened in the three quarters ended September 26, 2021 compared to no new restaurants opened in the three quarters ended September 27, 2020.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of recipes, non-compete agreements and favorable leasehold positions.

Depreciation and amortization expense for the quarter ended September 26, 2021 was $5.5 million compared to $6.1 million for the quarter ended September 27, 2020, a decrease of $0.6 million or 10.1%. This decrease was primarily attributable to an expiring non-compete intangible asset, partially offset by incremental depreciation of capital expenditures related to the opening of two new restaurants in the fourth quarter of 2020 and three new restaurants opened in the three quarters ended September 26, 2021.

Depreciation and amortization expense for the three quarters ended September 26, 2021 was $18.2 million compared to $18.4 million for the three quarters ended September 27, 2020, a decrease of $1.3 million or 1.0%. This decrease was as primarily attributable to an expiring non-compete intangible asset, partially offset by incremental depreciation of capital expenditures related to the opening of five new restaurants in the fourth quarter of 2020 and during the three quarters ended September 26, 2021.

Portillo's Inc. Form 10-Q | 28

Net Income Attributable to Equity Method Investment

Net income attributable to equity method investment consists of a 50% interest in C&O, which runs a single restaurant located within the Chicagoland market. We account for the investment and financial results in the consolidated financial statements under the equity method of accounting as we have significant influence but do not have control.

Net income attributable to equity method investment for the quarter ended September 26, 2021 was $0.3 million compared to $0.1 million for the quarter September 27, 2020. This increase was primarily driven by increased revenues due to an increase in guest traffic as a result of the recovery from the COVID-19 pandemic.

Net income attributable to equity method investment for the three quarters ended September 26, 2021 was $0.7 million compared to $0.4 million for the three quarters ended September 27, 2020. This increase was primarily driven by increased revenues due to an increase in guest traffic as a result of the recovery from the COVID-19 pandemic.

Other Income, Net

Other income, net includes among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains or losses on asset disposals.

Other income, net for the quarter ended September 26, 2021 was $0.3 million compared to $0.5 million for the quarter ended September 27, 2020 an increase of $0.2 million or 43.2%. This decrease was primarily due to a decrease in trading gains in our deferred compensation plan.

Other income, net for three quarters ended September 26, 2021 was $1.1 million compared to $1.1 million for the three quarters ended September 27, 2020, a decrease of $0.0 million or 0.3%. Other income, net was flat primarily due to an increase in trading gains in our deferred compensation plan, offset by an increase in losses on asset disposals.

Interest Expense

Interest expense primarily consists of interest and fees on our Credit Facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for quarter ended September 26, 2021 was $10.7 million compared to $10.8 million for quarter ended September 27, 2020, a decrease of $0.1 million or 0.8%. This decrease was primarily driven by decreased borrowings on the First Lien Term B-3 Loans during the quarter ended September 26, 2021. There were no outstanding borrowings or repayments under the Revolving Facility during the quarter ended September 26, 2021 or the quarter ended September 27, 2020.

Interest expense for three quarters ended September 26, 2021 was $32.1 million compared to $34.3 million for three quarters ended September 27, 2020, a decrease of $2.2 million or 6.3%. This decrease was primarily driven by decreased borrowings under the Revolving Facility during the three quarters ended September 26, 2021. There were no outstanding borrowings or repayments under the Revolving Facility during the quarter ended September 26, 2021.

Key Performance Indicators and Selected Operating Data

In addition to the GAAP measures presented in our financial statements, we use the following key performance indicators to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. These key measures include same-restaurant sales, new restaurant openings, average unit volume (AUV), Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin. The Company includes these measures, including certain non-GAAP measures, because management believes that they are important to day-to-day operations and overall strategy and are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision-making.

Portillo's Inc. Form 10-Q | 29

	Quarter Ended		Three Quarters Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Total Restaurants(a)	67	62	67	62
AUV (in millions) (a)	N/A	N/A	$8.0	$8.0
Change in same-restaurant sales (b)	6.8%	(2.1)%	10.6%	(7.2)%
Adjusted EBITDA (in thousands)	$24,202	$26,434	$75,276	$64,297
Adjusted EBITDA Margin	17.5%	22.1%	19.0%	19.1%
Restaurant-Level Adjusted EBITDA (in thousands)	$34,243	$34,623	$107,069	$87,384
Restaurant-Level Adjusted EBITDA Margin	24.8%	28.9%	27.0%	25.9%

(a) Includes a restaurant that is owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity, as described in "Note 8 – Equity Method Investment" in the notes to the audited consolidated financial statements. In the table above, AUVs for the three quarters ended September 26, 2021 and September 27, 2020 represent AUVs for the Twelve Months Ended September 26, 2021 and September 27, 2020, respectively.
(b) Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). For the three quarters ended September 26, 2021 and September 27, 2020, there were 60 and 55 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity, as described in "Note 8 – Equity Method Investment" in the notes to the unaudited condensed consolidated financial statements.

Average Unit Volume ("AUV")

AUV is the total revenue (excluding gift card breakage) recognized in the Comparable Restaurant Base, divided by the number of restaurants in the Comparable Restaurant Base by period.

NON-GAAP FINANCIAL MEASURES

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Adjusted EBITDA and Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income (loss) before depreciation and amortization, interest expense and income taxes, adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing core operating performance as identified in the reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA, included in “Non-GAAP Measures” Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of total revenues.

We use Adjusted EBITDA and Adjusted EBITDA Margin (i) to evaluate our operating results and the effectiveness of our business strategies, (ii) internally as benchmarks to compare our performance to that of our competitors and (iii) as factors in evaluating management’s performance when determining incentive compensation.

We believe that Adjusted EBITDA and Adjusted EBITDA Margin are important measures of operating performance because they eliminate the impact of expenses that do not relate to our core operating performance. Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measures of operating performance and our calculations thereof may not be comparable to similar measures reported by other companies. Adjusted EBITDA and Adjusted EBITDA Margin have important limitations as analytical tools and should not be considered in isolation as substitutes for analysis of our results as reported under GAAP.

Portillo's Inc. Form 10-Q | 30

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended		Three Quarters Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net income	$6,531	$8,104	$20,404	$7,371
Depreciation and amortization	5,516	6,138	18,225	18,404
Interest expense	10,683	10,766	32,124	34,298
EBITDA	22,730	25,008	70,753	60,073
Deferred rent(1)	781	738	2,375	2,050
Unit-based compensation and consulting fees(2)	337	687	1,611	2,064
Other income(3)	25	(7)	157	45
Transaction-related fees & expenses(4)	329	8	380	65
Adjusted EBITDA	$24,202	$26,434	$75,276	$64,297
Adjusted EBITDA Margin	17.5%	22.1%	19.0%	19.1%

(1) Represents the difference between cash rent payments and the recognition of straight-line rent expense recognized over the lease term.     (2) Represents unit-based compensation and consulting fees related to our former owner.
(3) Represents loss on disposal of property and equipment.
(4) Represents fees and expenses associated with public company readiness.

Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin
Restaurant-Level Adjusted EBITDA is defined as revenue, less restaurant operating expenses, which include cost of goods sold, excluding depreciation and amortization, labor expenses, occupancy expenses and other operating expenses. Restaurant-Level Adjusted EBITDA excludes corporate level expenses and depreciation and amortization on restaurant property and equipment. Restaurant-Level Adjusted EBITDA Margin represents Restaurant-Level Adjusted EBITDA as a percentage of revenue. Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin are not required by, nor presented in accordance with GAAP. Rather, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin are supplemental measures of operating performance of our restaurants. You should be aware that Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin are not indicative of overall results for the Company, and Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin do not accrue directly to the benefit of stockholders because of corporate-level expenses excluded from such measures. In addition, our calculations thereof may not be comparable to similar measures reported by other companies.

We believe that Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin are important measures to evaluate the performance and profitability of our restaurants, individually and in the aggregate. Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin have limitations as analytical tools and should not be considered as a substitute for analysis of our results as reported under GAAP.

Portillo's Inc. Form 10-Q | 31

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended		Three Quarters Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Operating income	$17,214	$18,870	$52,528	$41,669
Plus:
General and administrative expenses	11,750	9,706	35,755	27,918
Pre-Opening expenses	347	544	2,307	838
Depreciation and amortization	5,516	6,138	18,225	18,404
Net income attributable to equity method investment	(292)	(121)	(651)	(353)
Other income, net	(292)	(514)	(1,095)	(1,092)
Restaurant-Level Adjusted EBITDA	$34,243	$34,623	$107,069	$87,384
Restaurant-Level Adjusted EBITDA Margin	24.8%	28.9%	27.0%	25.9%

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Facility. As of September 26, 2021, we maintained a cash and cash equivalents balance of $49.6 million and had $44.7 million of availability under our Revolver.

Our primary requirements for liquidity are to fund our working capital needs, operating lease obligations, capital expenditures, and general restaurant support center needs. Our requirements for working capital are not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening of new restaurants, existing capital investments (both for remodels and maintenance), as well as investments in our restaurant support center infrastructure.

Liquidity Upon IPO

On October 25, 2021, Portillo's Inc. completed the IPO of 23,310,810 shares of the Class A common stock (including 3,040,540 shares sold to the underwriters pursuant to their overallotment option). Portillo's Inc. received net proceeds from the offering of approximately $429.9 million (after deducting underwriting fees and commissions and offering expenses). The net proceeds and cash on hand were used as follows:

•to repay the redeemable preferred units in full (including the redemption premium) of $221.7 million;
•to repay all of the borrowings outstanding under the Second Lien Credit Agreement (including any prepayment penalties) of $158.1 million; and
•to purchase LLC Units or shares of Class A common stock from certain pre-IPO LLC members of $57.0 million.

In connection with the IPO, Portillo's Inc. entered into the Tax Receivable Agreement with the pre-IPO LLC Members, pursuant to which Portillo's Inc. is obligated to pay 85% of the amount of applicable cash tax savings, if any, in U.S. federal, state, and local income tax or franchise tax that Portillo's Inc. actually realizes as a result of (a) the increases in tax basis attributable to exchanges of LLC Units by pre-IPO LLC Members and (b) tax benefits related to imputed interest deemed to be paid by Portillo's Inc. as a result of the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these tax savings.

Portillo's Inc. Form 10-Q | 32

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities:

(in thousands)	Three Quarters Ended
	September 26, 2021	September 27, 2020
Net cash provided by operating activities	$39,891	$38,105
Net cash used in investing activities	(27,764)	(10,108)
Net cash used in financing activities	(4,002)	(17,218)
Net increase in cash and cash equivalents and restricted cash	8,125	10,779
Cash and cash equivalents and restricted cash at beginning of period	41,432	22,629
Cash and cash equivalents and restricted cash at end of period	$49,557	$33,408
Operating Activities

Net cash provided by operating activities for the three quarters ended September 26, 2021 was $39.9 million compared to net cash provided by operating activities of $38.1 million for the three quarters ended September 27, 2020, an increase of $1.8 million or 4.7%. This increase was primarily driven by an increase in net income of $13.0 million, and a change in operating assets and liabilities of $11.4 million, partially offset by the impact of non-cash charges of $0.1 million.

The $11.4 million change in our operating asset and liability balances was primarily driven by operating assets and liabilities being a use of net cash of $4.4 million in three quarters ended September 27, 2020, compared to a source of net cash of $6.9 million in three quarters ended September 27, 2020 driven by an increase in the receipt of deferred lease incentives and the deferral of employer social security taxes of $3.4 million pursuant to the CARES Act in the three quarters ended September 27, 2020. The CARES Act also allowed eligible employers to defer the remittance of certain FICA taxes otherwise payable during calendar year 2020 and remit half of such deferred amounts on or before December 31, 2021 and half on or before December 31, 2022.

Investing Activities

Net cash used in investing activities was $27.8 million for the three quarters ended September 26, 2021 compared to net cash used in investing activities of $10.1 million for the three quarters ended September 27, 2020, an increase of $17.7 million or 174.7%. This increase was primarily due to the opening of three new restaurants in 2021 and the deferral of restaurant openings in 2020 to the fourth quarter.

Financing Activities

Net cash used in financing activities was $4.0 million for the three quarters ended September 26, 2021 compared to net cash used in financing activities of $17.2 million for the three quarters ended September 27, 2020, a decrease of $13.2 million. This decrease is primarily due to no repayments on our Revolving Facility during the three quarters ended September 26, 2021 compared to repayments on borrowings of $17.5 million during the three quarters ended September 27, 2020.

Revolving Facility and Liens

We maintain a Revolving Facility that provides for a revolving total commitment amount of $50.0 million. The Revolving Facility will mature and all amounts outstanding will be due and payable in June 2024. The Revolving Facility permits the issuance of letters of credit upon our request.
In March 2020, we borrowed $40.0 million under the Revolving Facility to enhance liquidity and provide financial flexibility given the uncertain market conditions created by the COVID-19 pandemic. We repaid this amount in full, plus interest, in June 2020.

As of September 26, 2021, there were no borrowings outstanding under the Revolver. We had $44.7 million of availability, as of September 26, 2021, after giving effect to $5.3 million in outstanding letters of credit.

In connection with the IPO, the Company received aggregate net proceeds of approximately $429.9 million after deducting underwriting discounts and commissions and offering expenses. Net proceeds of $158.1 million were used to repay the Second Lien Term B-3 Loans (including prepayment penalties) in full.

Portillo's Inc. Form 10-Q | 33

Borrowings under the First Lien Credit Agreement and Second Lien Credit Agreement are guaranteed by PHD Intermediate LLC ("Holdings"), Portillo’s Holdings LLC (the "Borrower") and certain of the Borrower’s subsidiaries, and Holdings, the Borrower and certain of the Borrower’s subsidiaries have pledged substantially all tangible and intangible assets as collateral, subject to certain exclusions and exceptions.

The Borrower is subject to certain financial and reporting covenants pursuant to the terms of the First Lien Credit Agreement and Second Lien Credit Agreement. These covenants are customary for these types of debt agreements. As of September 26, 2021, the Company was in compliance with all covenants.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our Registration Statement, other than those made in the ordinary course of business.

Off-Balance Sheet Arrangements

There have been no other material changes to our off-balance sheet arrangements as disclosed in our Registration Statement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our condensed consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Registration Statement.

See "Note 2 – Summary of Significant Accounting Policies-Recently Issued Accounting Standards” under Part I, Item 1 of this Form 10-Q.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart our Business Startups (“JOBS”) Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the extended transition period.

Portillo's Inc. Form 10-Q | 34

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our exposure to market risks as previously disclosed in our Registration Statement.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Portillo's Inc. Form 10-Q | 35

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding certain legal proceedings to which the Company is a party are discussed in "Note 12 – Contingencies” in the notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the prospectus, dated October 20, 2021, filed pursuant to Rule 424(b)(4) with the SEC on October 22, 2021, relating to our IPO, which is available on the SEC's website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 20, 2021, our Registration Statement was declared effective by the SEC for our IPO of our Class A common stock. We registered the offering and sale of 23,310,810 shares of the Class A common stock (including 3,040,540 shares sold to the underwriters pursuant to their overallotment option). On October 25, 2021, the Company completed its IPO of 23,310,810 shares of Class A common Stock, for an aggregate offering price of $466.2 million. The underwriters were Jefferies LLC, Morgan Stanley & Co. LLC, BofA Securities, Inc., Piper Sandler & Co., Robert W. Baird & Co. Incorporated, UBS Securities LLC, William Blair & Company, L.L.C, Guggenheim Securities, LLC, Stifel, Nicolaus & Company, Incorporated, Loop Capital Markets LLC and Samuel A. Ramirez & Company Inc..

At the closing, we received net proceeds of approximately $429.9 million, after deducting the underwriting discount of approximately $29.1 million and related fees and expense of approximately $7.2 million. The net proceeds and cash on hand were used as follows:

•to repay the redeemable preferred units in full (including the redemption premium) of $221.7 million;
•to repay all of the borrowings outstanding under the Second Lien Credit Agreement (including any prepayment penalties) of $158.1 million; and
•to purchase LLC Units or shares of Class A common stock from certain pre-IPO LLC members of $57.0 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Portillo's Inc. Form 10-Q | 36

Item 6. Exhibits.

Exhibit Number	Description	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Portillo's Inc.	*
3.2	Amended and Restated Bylaws of Portillo’s Inc.	*
10.1(a)
First Lien Credit Agreement, dated as of August 1, 2014, among Portillo's Holdings, LLC, as Borrower, PHD Intermediate LLC, UBS AG, Stamford Branch, as administrative agent and collateral agent and ledgers from time to time party thereto (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.1(b)
First Amendment to First Lien Credit Agreement, dated as of October 25, 2016, among Portillo’s Holdings, LLC, as Borrower, PHD Intermediate LLC, UBS AG, Stamford Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 27, 2021).

10.1(c)
Second Amendment to First Lien Credit Agreement, dated as of May 18, 2018, among Portillo's Holdings, LLC, as Borrower, PHD Intermediate LLC, UBS AG, Stamford Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.1(d)
Third Amendment to First Lien Credit Agreement, dated as of December 6, 2019, among Portillo’s Holdings, LLC, as Borrower, PHD Intermediate LLC, UBS AG, Stamford Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.2(a)
Second Lien Credit Agreement, dated as of August 1, 2014, among Portillo's Holdings, LLC, as Borrower, PHD Intermediate LLC, UBS AG, Stamford Branch, as administrative agent and collateral agent and the lenders from time to time party thereto (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.2(b)
First Amendment to Second Lien Credit Agreement, dated as of October 25, 2014, among Portillo's Holdings, LLC, as Borrower, PHD Intermediate LLC, UBS AG, Stamford Branch, as administrative agent and collateral agent and the lenders from time to time party thereto (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.2(c)
Second Amendment to Second Lien Credit Agreement, dated as of December 6, 2019, among Portillo’s Holdings, LLC, as Borrower, PHD Intermediate LLC, UBS AG, Stamford Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 27, 2021).

10.4	Portillo’s Inc. 2021 Equity Incentive Plan	*
10.5	Form of Registration Rights Agreement	*
10.6(a)	Form of Restricted Stock Unit Award Agreement under Portillo’s Inc. 2021 Equity Incentive Plan	*
10.6(b)	Form of Option Award Agreement under Portillo’s Inc. 2021 Equity Incentive Plan	*
10.7	Form of 2021 Executive Officer and Director Indemnification Agreement for Portillo’s Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 2021).
10.8
Employment Agreement between PHD Group Holdings LLC and Michael Osanloo, entered into as of August 3, 2018 (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.9
Employment Agreement between PHD Group Holdings LLC and Sherri Abruscato, entered into as of August 1, 2014 (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.10
Letter Agreement between PHD Group Holdings LLC and Michelle Hook entered into as of November 14, 2020 (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.11
Letter Agreement between PHD Group Holdings LLC and Jill Waite entered into as of May 22, 2019 (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

Portillo's Inc. Form 10-Q | 37

10.12	Tax Receivable Agreement among Portillo’s Inc. and the Parties named therein	*
10.13	Second Amended and Restated LLC Agreement of PHD Group Holdings LLC	*
31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith

Portillo's Inc. Form 10-Q | 38

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: November 18, 2021	By:	/s/ Michael Osanloo
Michael Osanloo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 18, 2021	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer)

Portillo's Inc. Form 10-Q | 39