Form 10-K
period 2021-12-26
Portillo's Inc.
filed 2022-03-10
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 26, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒     Yes    ☐     No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐     Yes     ☒     No

The aggregate market value of the common stock held by non-affiliates of the registrant on December 23, 2021, the last business day of the Registrant's fiscal year, based on the closing price of the registrant's common stock as reported by The Nasdaq Stock Market on that date, was approximately $893,736,455. The registrant has elected to use December 23, 2021 as the calculation date because on June 27, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant was a privately held company. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 3, 2022, there were 35,807,171 shares of the registrant's Class A common stock, par value $0.01 per share, issued and outstanding.

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein, including, but not limited to: the potential future impact of COVID-19 (including any variant) on our results of operations, supply chain or liquidity; risks related to or arising from our organizational structure; risks of food-borne illness and food safety and other health concerns about our food; risks associated with our reliance on certain information technology systems and potential failures or interruptions; privacy and cyber security risks related to our digital ordering and payment platforms for our delivery business; the impact of competition, including from our competitors in the restaurant industry or our own restaurants; the increasingly competitive labor market and our ability to attract and retain the best talent and qualified employees; the impact of federal, state or local government regulations relating to privacy, data protection, advertising and consumer protection, building and zoning requirements, costs or ability to open new restaurants, or sale of food and alcoholic beverage control regulations; our ability to achieve our growth strategy, such as the availability of suitable new restaurant sites in existing and new markets; increases in food and other operating costs, tariffs and import taxes, and supply shortages; and certain other risk factors identified in "Part I, Item 1A of this Form 10-K."

All statements other than statements of historical fact are forward-looking statements. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business, and are based on currently available operating, financial and competitive information which are subject to various risks and uncertainties, so you should not place undue reliance on forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "outlook," "potential," "project," "projection," "plan," "intend," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.

All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The forward-looking statements included in this Form 10-K are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Portillo's Inc. Form 10-K | 1

PART I
ITEM 1.     BUSINESS

Portillo’s Inc. (the “Company’) was formed and incorporated as a Delaware corporation on June 8, 2021. The Company was formed for the purpose of completing a public offering and related reorganization transactions (collectively, the "Transactions”) in order to carry on the business of PHD Group Holdings LLC and its subsidiaries (“Portillo’s OpCo”). Following the consummation of the Transactions on October 20, 2021, the Company became the sole managing member of Portillo’s OpCo, and as sole managing member, the Company operates and controls all of the business and affairs of Portillo's OpCo. As a result, the Company consolidates the financial results of Portillo's OpCo and reports a non-controlling interest representing the economic interest in Portillo's OpCo held by the other members of Portillo's OpCo (the "pre-IPO LLC Members"). Unless the context otherwise requires, references to "we," "us," "our," "Portillo's," the "Company" and other similar references refer to Portillo's Inc. and its subsidiaries, including Portillo’s OpCo.

Initial Public Offering and the Transactions

The Company's registration statement on Form S-1, as amended (Registration No. 333-259810), related to its initial public offering ("IPO") was declared effective October 20, 2021, and the Company's Class A common stock began trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol "PTLO" on October 21, 2021. On October 25, 2021, the Company completed its IPO of 23,310,810 shares of the Company's Class A common stock (including 3,040,540 shares sold to the underwriters pursuant to their overallotment option) at an offering price of $20.00 per share. The Company received aggregate net proceeds of approximately $430.0 million after deducting underwriting discounts and commissions of $29.1 million and other offering expenses of approximately $7.1 million.

In connection with the IPO, we completed the following:

•We amended and restated the limited liability company agreement of Portillo’s OpCo to, among other things, convert all outstanding equity interests (except for those redeemable preferred units which were redeemed in connection with the IPO) into LLC Units.

•We became the sole managing member of Portillo's OpCo. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Portillo’s OpCo and because we also have a substantial financial interest in Portillo’s OpCo, we will consolidate the financial results of Portillo’s OpCo, and a portion of our net income will be allocated to non-controlling interests to reflect the entitlement of the pre-IPO LLC Members who retained their equity ownership in Portillo's OpCo. In addition, because Portillo’s OpCo was under the common control of the pre-IPO LLC Members before and after the Transactions, we measured the assets and liabilities of Portillo’s OpCo at their carrying amounts as of the date of the completion of the Transactions.

•We amended and restated our certificate of incorporation to authorize the issuance of two classes of common stock: Class A common stock and Class B common stock. Each share of Class A common stock and Class B common stock entitles its holder to one vote per share on all matters submitted to a vote of our stockholders. The Class B common stock is not entitled to economic interests in Portillo’s Inc.

See the consolidated financial statements included in Part II, Item 8 "Financial Statements And Supplementary Data" for more information about the above-mentioned transactions as well as the other transactions completed in connection with the IPO. Following the completion of the Transactions, Portillo's Inc. owns 50.1% of Portillo’s OpCo. The pre-IPO LLC Members own the remaining 49.9% of Portillo’s OpCo.

Overview of Portillo's

Portillo’s serves iconic Chicago street food through high-energy, multichannel restaurants designed to ignite the senses and create a memorable dining experience. Since our founding in 1963 in a small trailer which Dick Portillo called “The Dog House,” we have grown to become a treasured brand with a passionate (some might say obsessed) nationwide following. Our diverse menu features all-American favorites such as Chicago-style hot dogs and sausages, Italian beef sandwiches, char-grilled burgers, chopped salads, crinkle-cut french fries, homemade chocolate cake and signature chocolate cake shake. We create a consumer experience like no other by combining the best attributes of fast casual and quick service concepts with an exciting energy-filled atmosphere and restaurant model capable of generating tremendous volumes. Nearly all of our restaurants were built with double lane drive-thrus and have been thoughtfully designed with a layout that accommodates a variety of access modes including dine-in, carryout, delivery and catering in order to quickly and efficiently serve our guests. No matter how our guests order from us, our highly productive kitchens and team members consistently serve high-quality food and deliver a memorable guest experience. We believe the combination of our craveable food, multichannel sales model, dedication to operational excellence, and a distinctive culture driven by our team members gives us a competitive advantage.

As of December 26, 2021, we owned and operated 69 restaurants across nine states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which we own 50% of the equity.

Our Story

We relish the opportunity to create lifelong memories by igniting the senses with unrivaled food and experiences.

An Iconic and Beloved Brand with Obsessed, Lifelong Fans. We capture the hearts, minds and stomachs of our guests with every meal. Our menu features something for everyone and appeals to a broad demographic that enables our restaurants to thrive across diverse trade areas and generate strong and balanced volumes across multiple dayparts, weekdays and occasions. Our new restaurant openings draw massive crowds of passionate fans who line up overnight with lines stretching around the block.

No matter the location, our fans are bun-believably obsessed! Guests cake shake their way in for our Chicago-style hot dogs, Italian beef sandwiches, char-grilled burgers, cheese fries, fresh salads and famous chocolate cake. But it's not just our menu that sets us apart.

Energetic Restaurant Atmosphere that Engages the Senses. While our operating model is focused on getting delicious, made-to-order food to our guests quickly, our atmosphere makes the experience even more than a delicious meal. When guests walk into a Portillo’s, they get an experience completely different than a typical chain restaurant visit. Our restaurants engage all the senses to create a fun, relaxed and memorable occasion.

Our dining areas evoke nostalgia and local influences. No two Portillo’s are alike. Each of our restaurants has its own themed décor ranging from a 1930’s prohibition motif to a 1950’s jukebox, to a 1960’s hippie bus. The period music ties to the theme, from ragtime to doo wop to disco. No detail is too small, be it lighting, signage or even the stars subtly sparkling on the ceiling. Each restaurant also draws design elements from the community. The layouts create spaces comfortable for individual diners, families, large groups, and even wedding parties.

Beyond the space itself, the energy of a Portillo’s is unique. Our guests can see into our huge, open kitchens, where their meals are prepared right before their eyes. The smells of burgers broiling, french fries frying, and beef simmering emanate from the kitchen. Each completed meal is announced with a fun rhyme (“Number two, we got you”; “Number seven, welcome to Portillo’s heaven”). But the most important element of the energy is the enthusiasm of the scores of guests who are all excited to be there and enjoying their Portillo’s. We want every guest that visits to leave with a memorable experience, a satiated appetite and a desire to return.

Our Food

Our menu offers something for everyone. We obsess over each and every ingredient and curate our menu to ensure that each item receives high marks from our guests and meets our rigorous quality standards. We're known for our famous Chicago-style hot dogs, Italian beef sandwiches, chopped salad, cheese fries, homemade chocolate cake, and chocolate cake shake. Our Italian beef is slow-roasted for four hours, thinly sliced, and served on freshly baked French bread. Then, it's dipped in hot gravy made with our homemade blend of seasonings that we've been perfecting for 50 years. Our Chicago-style hot dogs feature mustard, relish, freshly chopped onion, sliced red ripe tomatoes, a kosher pickle and sport peppers piled high onto a perfectly steamed poppy seed bun, all finished with a few shakes of savory celery salt. Guests also love our craveable crinkle-cut french fries that are cooked in beef tallow resulting in a perfectly salted, crispy outside with a soft inside. Lastly, for those craving something sweet, our famous homemade fluffy chocolate cakes are baked with love each morning in every restaurant and generously iced with rich chocolate frosting.

Commitment to Quality. Our food is prepared with fresh, high-quality ingredients, and our commitment to quality is brought to light by every item on the menu. We obsess over each and every ingredient and recipe to ensure our food is high quality, consistently prepared and tastes great. We have been perfecting our menu for over 50 years, and we are constantly seeking ways to further enhance the quality and selection of our offerings.

Our Menu. Our menu features unrivaled Chicago-style street food and all-American favorites. With something for everyone, our expansive menu creates a “veto-proof” proposition and drives a broad set of consumer occasions.

Menu Innovation. Our primary strategy for menu innovation is to drive traffic through truly craveable foods that can be made with a Portillo’s spin. New menu items are introduced when we believe they will offer superior guest satisfaction and typically coincide with the removal of an existing menu item to ensure a manageable menu size, so that our team members can maintain the operational efficiency that enables our high volumes and consistently high quality offerings.

Our Sales Channels

Our restaurants are thoughtfully designed for both their variety of access modes and the overall guest experience.

Drive-Thru - Our restaurants are built with double lane drive-thrus staffed with engaging attendants that ensure a pleasant and efficient experience with all food made to order. In February 2022, we opened our first off-premise only restaurant, located in Joliet, Illinois, featuring three drive-thru lanes, including one specifically for pickup of advanced orders placed on our app or website, and a pick-up area inside the restaurant for third-party delivery drivers.

Dine-In - Our restaurant dining rooms are elaborately decorated with timeless, nostalgic designs inspired by the local community. Our dining areas feature a variety of flexible seating arrangements designed to accommodate single diners, couples, families and large groups. Guests dining in our restaurants wait in an ordering line to place their order and walk up to a designated pick up area when their order is called.

Carryout - Guests placing a carryout order by phone, online or through our app have the option to walk into the restaurant to pick up their order at our service counter.

Delivery - We have established partnerships with multiple third-party delivery providers and have added self-delivery capability to fulfill larger orders through our team members.

Catering Offerings - Our catering offerings include buffet-style packages of our ready-to-eat favorites like Italian beef, sausages and meatballs, gourmet salads, pastas and whole cakes. We also sell “Take & Make” offerings – a series of catering items and packages designed for convenient, at-home preparation by our guests. For impromptu gatherings we offer “Fast Packs,” which are convenient packages of eight of our most popular sandwiches, prewrapped and ready to top, which can be prepared and delivered quickly.

Direct Shipping Offerings - Our direct shipping offerings include some of our most popular menu items, including Italian beef (8 sandwich or 20 sandwich pack), Chicago-Style Hot Dogs (10 or 50 pack), sausages, chocolate cake and tamales.

Our Growth Strategies

Expand Our Restaurant Base. We are in the early stages of our nationwide growth with 69 locations across nine states as of December 26, 2021. Since 2015, we have opened new restaurants at a compounded annual growth rate of approximately 9.1%. Over the long term, we plan to increase our number of restaurants by approximately 10%. Our near-term restaurant growth strategy is focused on leveraging our proven unit economic model primarily in adjacent and national markets outside Chicagoland with favorable macro-economic tailwinds where we already have a presence. We will also add select new restaurants in the Chicagoland market.

Increase Our Same-Restaurant Sales. We aim to continue delivering an outstanding value proposition to our guests and enhance our experience to grow our volumes. We believe the following initiatives will drive same-restaurant sales growth.

•Deliver a Consistently Outstanding Guest Experience. Our relentless focus on operational excellence enables us to drive significant throughput in our restaurants, provide a one-of-a-kind experience and a compelling everyday value proposition to our guests and thereby drive increased customer trial and frequency.
•Purposeful Menu Enhancements. We are constantly studying ways to further enhance our existing offerings while thoughtfully adding new high-quality items. We are also disciplined in maintaining the number of options on our menu. When a new item earns its way onto our menu, we often replace an existing item to maintain our operational efficiency. We believe this purposeful enhancement drives increased guest frequency and reinforces our everyday value proposition that is key to our success.
•Increase Brand Awareness Through Non-Traditional and Social Marketing. We do not rely on mass media advertising or promotion to drive traffic to our restaurants. We actively engage our fans and guests through a dynamic social media effort that includes email, Twitter, Instagram, TikTok, Facebook, and other platforms. Our social media activity generates significant engagement with our guests and provides our most passionate fans an opportunity to share their enthusiasm with their followers.
•Enhance Our Off-Premises Guest Experience. We have always been committed to providing our guests with our delicious food however and whenever they want it. In February 2022, we opened our first off-premise only restaurant, located in Joliet, Illinois, featuring three drive-thru lanes, including one specifically for pickup of advanced orders placed on our app or website, and a pick-up area inside the restaurant for third-party delivery drivers.

Leverage Our Infrastructure to Drive Profitability. Our attractive business model generates strong operating margins and cash flow. We constantly focus on restaurant-level operations while ensuring that we do not sacrifice the quality and experience for which we are known. Our strong average unit volumes and operational focus give us the ability to manage variable costs and leverage our fixed costs. We believe we will continue to grow revenue and system-wide profitability by executing our growth strategy and leveraging the experience of our existing general managers to lead our new restaurants to drive successful and efficient new openings. Our investments to enhance our multichannel capabilities and drive a frictionless guest order experience are also expected to further leverage our fixed costs. We have made significant investments at the corporate level, which we believe we will leverage in the future, exclusive of the additional costs of operating as a public company.

Our Team - Human Capital Management

Our team member base, as of December 26, 2021, consisted of 7,453 team members. This included 155 Restaurant Support Center (“RSC”) team members and 267 restaurant managers and above restaurant leaders, with the remainder being hourly team members. Our team members are not covered by any collective bargaining agreements. Our executive officers have more than 140 years of experience in the restaurant industry.

Values-Driven, People-Centered Culture. In February 2021, we were named one of Forbes Top Midsize Employers to work for. We believe this is attributed to our conviction that our People are the Heart of Portillo’s. We hire and train great people who can turn their obsession for our brand into a profession. Our team members are passionate about our food, love our guests, and call their teammates “family.” And that family is both diverse and inclusive. We strive to foster a sense of individuality, safety, support, belonging and fairness through inclusive practices in talent acquisition, talent management, total rewards and learning and development such as career pathing and unconscious bias training.

This people-centric culture is centered on working together to create a fun, energetic atmosphere while living our values:

“Family” – We work together to make everyone feel at home, and we step up when someone needs help

“Greatness” – We are obsessed with being the best and work hard to continuously improve. Our greatness is rooted in Quality, Service, Attitude and Cleanliness (“QSAC”)

“Energy” – We move with urgency and passion, while maintaining attention to detail

“Fun” – We entertain our guests, we connect authentically, and we make each other smile

These values extend beyond our restaurants, to every team member. For example, during the holiday season, our RSC team members lived our value of family by volunteering to work shifts in the restaurants. This connected our RSC team members to our restaurants as well as provided hands-on perspective on how they can better support the restaurants in their daily responsibilities.

Living these values enforces the culture we’re proud of. It’s why we are passionate about attracting and selecting team members who are aligned with our purpose and values, as well as why we established an employee value proposition centered around culture. It’s also why our team members are our best ambassadors and why we’ve seen success with our referral program. Our culture results in top quartile industry retention for management and hourly team members.

Leadership Development. We provide a full spectrum of resources, from skill building to leadership development, at every level in the organization. Our philosophy is to develop people to be ready before a position is open, as opposed to waiting for a position to be open and then training them. We view this investment as fundamental to our growth, building a pipeline of leaders for our future. In 2021, more than 80% of our leadership openings were filled internally.

We are committed to continuing education and providing ways for individuals to build their talents. We hold quarterly career interest days, we work with team members and managers to build individual development plans with training and experiences, we hold regularly scheduled development programs throughout the year for each level of leadership, we created a training lead program to provide a dedicated team member in each restaurant to oversee station and new initiative training, and we hold bi-annual talent and succession planning to identify and support individuals with career pathing and development opportunities.

Engagement & Experience. We believe in our team members having a voice to share their ideas, feedback and contribute to organizational success. In 2021, we partnered with Gallup to implement our EverEngaged survey to gather, listen to and act on the team members’ feedback. Our engagement results for our multi-unit and general managers were in the top quartile scores. Our team members reflected that they know what is expected of them at work and strongly agree they have what they need to do their jobs right. These are both foundational to an individual’s engagement and success. We will conduct this survey annually to measure improvement and areas of focus. In addition to the survey, we regularly hold roundtable discussions with team members and stay interviews with leaders to gain insights into ways we cultivate an energizing, collaborative work environment.

We have also prioritized a flexible work environment, addressing work-life flexibility and balance across our different workplaces. We piloted a new scheduling system that allows our hourly team members to align their work schedule with their personal schedule, as well as submit schedules, trade shifts and submit all time-off requests in an easier way. To improve work-life flexibility for managers, we’re also testing shift leaders closing restaurants. For our RSC, we provide the option to work remote or at the office based on personal preference and business needs. Quarterly, we hold engagement-focused RSC culture weeks to bring the team together for connecting, recognition and development.

Total Rewards. Early in 2021, we conducted a Total Rewards survey to understand team member preferences. The physical, financial, and mental well-being of our team members remains our top priority, and we continue to invest in their success. We believe in a total rewards philosophy of providing top quartile pay in our restaurants, especially across our leadership positions. We conducted an independent pay equity analysis of our U.S. workforce to identify risks and pay gaps in our organization by gender and race/ethnicity. The results did not identify preferential treatment to any class of team members, which supports our commitment to ensuring we pay our team members equally across gender and race/ethnicity.

This commitment is evidenced by our investment in our compensation packages and robust suite of benefit offerings. In 2021, we improved our paid time off program, made our medical health care program more affordable for hourly team members, added extra hourly pay on key holidays, and implemented a Daily Pay option for team members to access their pay when needed. To prioritize overall well-being, we also added a wellness platform that provides access to fitness and wellness programs and offer personalized mental health assistance through our medical plan.

At the time of our IPO, in recognition of the team's hard work, we issued Restricted Stock Units (“RSUs”) to each manager and RSC team member employed on the day of the IPO. We will continue this practice for our General Managers on an annual basis to continue to provide our team with opportunities to own our shares and support retention of key team members, with the next RSU grant to be issued in 2023. We also celebrate team members who have been with Portillo’s ten plus years by awarding a celebratory $100 bonus.

Impact of COVID-19. Throughout the COVID-19 pandemic, we have prioritized the health and safety of our team members who in turn helped our business not only survive but thrive. We continue to support our team members with a concierge-style service of a centralized “Wellness Team” to advise on and monitor the well-being of our teams. We also continue to fund our foundation called “The Heart of Portillo’s Fund” to support team members who have fallen on hard times due to unexpected circumstances, with more than 40 grants provided in 2021 alone.

Our Sourcing and Supply Chain

We are committed to maintaining our high-quality food standards which depends on our ability to acquire fresh ingredients and other supplies that meet our demanding specifications from suppliers. We partner with a variety of companies that are similarly aligned with producing and providing high quality products. We are always looking for the best way to provide high-quality food at an incredible everyday value.

Our supply chain approach is based on alignment with key strategic partners that are identified through a comprehensive evaluation process to ensure our standards and expectations are met on a continual basis. This platform affords our organization the opportunity for real time performance assessments to identify any potential gaps and implement corrective measures where required. Robust contingency platforms are reviewed and updated on a regular basis to provide assured supply of products and services for the organization. Through a risk assessment strategy, the supply chain team will identify areas critical to supporting the restaurants and any necessary adjustments or alternate programs are undertaken.

Supplier and distribution partners are managed under both a code of conduct and a pricing protocol that provides transparent insight to costing mechanisms. In addition, we engage directly with manufacturers to ensure compliance with negotiated contract pricing and requisite volume expectations. Our distribution network is comprised of several independently operated partners aligned under the UniPro umbrella, the largest food service distribution cooperative in the United States. This strategy affords us the opportunity to align with right sized organizations that are dedicated to us and allows us to leverage volume and scale for a competitive advantage and exceptional customer service.

We operate two commissaries that we leverage to supply our network of restaurants with several of our most iconic products and ensure product consistency and quality. Our commissaries produce our signature beef, peppers and gravy for our Italian beef sandwiches. The prepared ingredients are shipped to our restaurants where our team members will finish the preparation in our kitchens to serve our guests the food they love. Our commissaries also fulfill orders for our direct shipping business, which enables us to deliver our delectable food to our fans all over the country.

Quality and food safety are paramount to protecting our brand and are treated with the utmost priority. Our supplier and distribution partners participate in third party audits to ensure all applicable quality system expectations are being met and our commissaries undergo Silliker auditing. In addition, we employ dedicated team members focused on the food safety portion within our restaurants.

Our Competition

We compete in the highly competitive and fragmented restaurant industry. We compete primarily with quick service and fast casual concepts, and to a lesser extent, full-service restaurants. The number, size and strength of competitors vary by region. Our competition in these segments includes a variety of small locally owned restaurants, medium-sized regional restaurant concepts, and larger national restaurant concepts that provide some combination of dine-in, carry-out, drive thru and delivery services to their guests. We believe competition with these restaurants is based primarily on food quality, taste, ambiance, convenience, service speed, price, and value.

Our Intellectual Property

Our intellectual property includes our trademarks and service marks registered with the United States Patent and Trademark Office (including Portillo’s ® and other names used by our restaurants), the trade dress of our restaurants, our websites and domain names (including our website at portillos.com and other websites and domain names used by our restaurants) and other unregistered intellectual property.

Governmental Regulation and Environmental Matters

Regulation and Compliance

We are subject to extensive federal, state and local government regulation, including those relating to, among others, public health and safety, nutritional content labeling, zoning and fire codes, environmental protection, and employment regulations. Failure to obtain or retain food or other licenses and registrations or exemptions would adversely affect the operations of restaurants. Although we have not experienced and do not anticipate any significant problems in obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such licenses, permits, registrations, exemptions, or approvals could delay or prevent the opening of, or adversely impact the viability of, a restaurant in a particular area. Additionally, the COVID-19 pandemic has resulted in frequently revised state and local government regulations affecting our business beginning in March 2020. Such regulations govern, for example, employee leave, opening and closing of restaurants and dining rooms, sanitation practices, guest spacing within dining rooms and other social distancing practices and personal protective equipment.

The development of additional restaurants will be subject to compliance with applicable regulations, including those relating to zoning, land use, water quality and retention, and environment. We believe federal and state environmental regulations have not had a material effect on operations, but more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors, among others, could delay construction and increase development costs for new restaurants.

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal, state and local laws governing such matters as minimum wages, exempt versus non-exempt, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and other working conditions. As a result of wage pressures, our team members are all paid more than the applicable minimum wage in the area where they work, and increases in federal or state minimum wages or unemployment benefits may result in increases in the wage rates paid. We are also subject to the Americans with Disabilities Act (the “ADA”), which prohibits discrimination on the basis of disability in public accommodations and employment, which may require us to design or modify our restaurants to make reasonable accommodations for disabled persons.

For a discussion of the various risks we face from regulation and compliance matters, see Part I, Item 1A "Risk Factors."

Seasonality

Our business is subject to seasonal fluctuations in that our revenues are typically nominally higher during the second, third and fourth quarters of the fiscal year. Our quarterly results have been and will continue to be affected by the timing of new restaurant openings and their associated pre-opening expenses. As a result of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

Available Information

Our website is located at www.portillos.com, and our investor relations website is located at http://investors.portillos.com. We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and file or furnish reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, statements of changes in beneficial ownership and amendments to those reports are available for free on our investor relations website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by subscribing to email alerts. We also make certain corporate governance documents available on our investor relations website, including our corporate governance guidelines, board committee charters, and code of business conduct.

The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A.     RISK FACTORS

Described below are risks that we believe apply to our business and the industry in which we operate. You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our Class A common stock. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to the following:

Risks Related to Our Business, Industry and Growth Strategies

•Our financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 pandemic or future pandemics or disease outbreaks.
•We are vulnerable to changes in economic conditions, costs of food and consumer preferences.
•We may be unsuccessful in opening new restaurants or establishing new markets and our new restaurants may not perform as well as anticipated, may not be profitable or may close.
•Our plans to open new restaurants, and the ongoing need for capital expenditures at our existing restaurants, require us to spend capital.
•Our same-restaurant sales may be lower than we expect in future periods.
•Our marketing programs and any limited time or seasonal offerings may not be successful and could fail to meet expectations, and our new menu items, advertising campaigns, heavy reliance on social media and restaurant designs and remodels may not generate increased sales or profits.
•Incidents involving food-borne illness and food safety, including food tampering or contamination could adversely affect our brand perception, business, financial condition and results of operations.
•We face significant competition for guests, and our inability to compete effectively may affect our traffic, our sales and our operating profit margins, which could have a material adverse effect on our business, financial condition and results of operations.
•Our restaurant base is geographically concentrated in the Midwestern United States, and we could be negatively affected by conditions specific to that region.
•Damage to our reputation and negative publicity could have a material adverse effect on our business, financial condition and results of operations.
•The digital and delivery business, and expansion thereof, is uncertain and subject to risk.
•We have a limited number of suppliers and distributors for several of our frequently used ingredients. If our suppliers or distributors are unable to fulfill their obligations under our arrangements with them, we could encounter supply shortages and incur higher costs.
•Any prolonged disruption in the operations of our two commissaries could harm our business.
•We face potential liability with our gift cards under the property laws of some states.
•We depend on our executive officers and certain other key team members, the loss of whom could have a material adverse effect on our business, financial condition and results of operations.
•Our inability to identify qualified individuals for our workforce could slow our growth and adversely impact our ability to operate our restaurants.
•Failure to maintain our corporate culture as we grow could have a material adverse effect on our business.
•Matters relating to employment and labor law could have a material adverse effect, result in litigation or union activities, add significant costs and divert management attention.
•Labor shortages or increased labor costs could have a material adverse effect.
•We are exposed to risks associated with leasing property subject to long-term and non-cancelable leases and may be unable to renew leases at the end of their terms.
•Our business is subject to risks related to our sale of alcoholic beverages.
•An impairment in the carrying value of our goodwill, indefinite-lived intangible assets or long-lived assets could have a material adverse effect on our business.

Portillo's Inc. Form 10-K | 2

•Natural disasters, unusual weather conditions, pandemic outbreaks, political events, war and terrorism could disrupt our business and result in lower sales, increased operating costs and capital expenditures.
•The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation, and adversely impact our financial results.

Risks Related to Our Indebtedness

•Our level of indebtedness could have a material adverse effect on our business and limit our ability to plan for or respond to changes in our business.
•We may be unable to generate sufficient cash flow to satisfy our debt service obligations or experience a downgrade in our credit ratings, which would have a material adverse effect on our business.

Risks Related to Our Organizational Structure

•The interests of Berkshire may conflict with our interests or the interests of the holders of our Class A common stock in the future.
•Delaware law and our organizational documents, as well as our existing and future debt agreements, may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.
•We are a holding company and our principal asset is our ownership of 35,807,171 LLC Units in Portillo’s OpCo, and we are accordingly dependent upon distributions from Portillo’s OpCo to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.
•In certain circumstances, Portillo’s OpCo will be required to make distributions to us and the other holders of LLC Units, and the distributions that Portillo’s OpCo will be required to make may be substantial.
•The Tax Receivable Agreement with the TRA Parties requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we are required to make will be substantial.
•Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Parties that will not benefit holders of our Class A common stock to the same extent that it will benefit the TRA Parties.
•In certain cases, payments under the Tax Receivable Agreement to the TRA Parties may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock.
•We will not be reimbursed for any payments made to the TRA Parties under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
•If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of Portillo’s OpCo, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Risks Related to Intellectual Property, Information Technology, and Data Security

•The failure to protect and maintain our intellectual property, including our trademarks, could have a material adverse effect.
•Security breaches, system interruptions or a material failure could negatively impact our business by causing disruption to our operations, a compromise of confidential guest information or team member information and could subject us to loss and harm our business.
•Failure to comply with existing or new federal and state laws and regulations relating to privacy, data protection, advertising and consumer protection could have a material adverse effect.
•Litigation with respect to intellectual property, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues.

Risks Related to Legal and Regulatory Matters

•We are subject to many federal, state and local laws with which compliance can be both costly and complex.
•We could be party to litigation that could distract management, increase our expenses or subject us to material monetary damages or other remedies.
•We can incur liabilities arising from environmental laws and compliance with environmental laws could increase our operating expenses.
•If we fail to maintain effective internal controls over financial reporting, our ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired, which could have a material adverse effect.

Portillo's Inc. Form 10-K | 3

General Risks

•Our management does not have experience managing a public company and our current resources may not be sufficient to fulfill our public company obligations.
•Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our results of operations.
•If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
•Our insurance may not provide adequate levels of coverage against claims.
•Changes in accounting principles applicable to us could have a material adverse effect.
•Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions that may be initiated by our stockholders, and designates the federal district courts of the United States as the sole and exclusive forum for claims arising under the Securities Act, which, in each case could limit our stockholders’ ability to obtain a favorable judicial forum for certain disputes.
•As a public company, we incur significant costs to comply with the laws and regulations affecting public companies which could harm our business and results of operations.
•Our annual and quarterly results of operations may fluctuate, and if our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and securities analysts, the trading price of our Class A common stock may decline.

Portillo's Inc. Form 10-K | 4

Risks Related to Our Business, Industry and Growth Strategies

Our financial condition and results of operations have been and may continue to be adversely affected by the COVID-19 pandemic or future pandemics or disease outbreaks.

Covid-19 was officially declared a global pandemic by the World Health Organization in March 2020, and the virus and its variants have caused businesses, including our business, as well as federal, state and local governments to implement significant actions to attempt to mitigate this public health crisis in the United States. Our operations have been impacted by the COVID-19 pandemic. Future pandemics (or epidemics on a local basis) could have a similar impact on our business.

During 2020 and early 2021, in response to the COVID-19 pandemic and government restrictions, we were required to close or restrict our dining rooms, but were able to continue to operate our drive-thru and delivery channels. The mobility restrictions, fear of contracting COVID-19 and the sharp increase in unemployment caused by the closure of businesses in response to the COVID-19 pandemic, have adversely affected and may continue to adversely affect our guest traffic, which in turn adversely impacts our business, financial condition or results of operations. Even as the mobility restrictions were loosened or lifted, some guests remained reluctant to return to in-restaurant dining and the impact of lost wages due to COVID-19 related unemployment has dampened consumer spending. Our restaurant operations have been and could continue to be adversely affected by employees who are unable or unwilling to work, whether because of illness, quarantine, fear of contracting COVID-19 or caring for family members due to COVID-19 disruptions or illness. Restaurant closures, limited service options or modified hours of operation due to staffing shortages could materially adversely affect our business, liquidity, financial condition or results of operations.

To protect the health and safety of our team members and guests, we implemented COVID-19 safety measures. We implemented enhanced safety protocols in all of our locations, temporarily introduced one-time use menus in our restaurants, and developed COVID-19 training covering risks and the protocols implemented to ensure safe operations for our team members and guests. We also launched a new mobile app for self-delivery to supplement our other third-party delivery platforms. Additionally, we increased spending on healthcare and team member bonuses as a result of the COVID-19 pandemic. We temporarily paid 100% of the employer portion of premiums for active team members and team members on voluntary leaves of absence participating in our health insurance program, eliminated the team member payment for a meal provided while working and distributed a $100 Portillo’s gift card to all team members. These investments decreased our operating income by an estimated $4.5 million in 2020.

As a result of the COVID-19 pandemic and the closure of our dining rooms, we negotiated with our landlords for rent relief and certain modified obligations under our leases. Due to operating uncertainties, we modified the timing of new restaurant openings and delayed the negotiation and commitments for new locations, as well as delayed plans for remodeling existing restaurants. These changes have impacted our pace of business growth.

The extent of the impact of the COVID-19 pandemic on our operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak, including the potential impact of future COVID-19 variants. As of the date of this filing, all of our restaurants continue to operate, with dining rooms open. State and local regulations remain in place and new legislation is pending. Businesses that fail to comply with these regulations will be subject to fines of varying amounts. We are actively monitoring the situation and will adopt policies at the appropriate time to ensure we are acting in the best interest of our team members, customers, suppliers and shareholders; however, any failure to comply with, or difficulty maintaining staffing levels due to governmental rules or regulations may have a material adverse impact on our business, financial condition and results of operations.

The COVID-19 pandemic or other infectious diseases may also have the effect of heightening other risks disclosed in this prospectus, including, but not limited to, those related to our growth strategy, our liquidity and ability to service our debt obligations, comply with debt covenants, access capital markets and other funding sources, changes in consumer spending behaviors, supply chain interruptions and/or commodity price increases.

Portillo's Inc. Form 10-K | 5

We are vulnerable to changes in economic conditions, cost of food and consumer preferences.

The restaurant industry depends on consumer discretionary spending and is often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends, including changes in behavior caused by the COVID-19 pandemic. In addition, factors such as traffic patterns, weather, fuel prices, local demographics, local regulations and the type, number and locations of competing restaurants may adversely affect the performances of individual locations. In addition, economic downturns, inflation or increased food or energy costs could harm the restaurant industry in general and our restaurants in particular. Our profitability also depends, in part, on our ability to anticipate and react to changes in the cost of sales, including, among other things, pork, beef, chicken, potatoes, bread, and produce items. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could have a material adverse effect on our business, financial condition and results of operations.

Changes in the price or availability of certain food products, including as a result of the COVID-19 pandemic, could affect our profitability and reputation. For example, beef supply shortages during the second quarter of 2020—largely due to the COVID-19 pandemic—resulted in significant inflation in beef prices, and impacted our results of operations. While a portion of other commodities we purchase are subject to contract pricing and therefore have not been fully impacted by price inflation as a result of the COVID-19 pandemic thus far, as our contracts expire we may not be able to successfully re-negotiate terms that protect us from price inflation in the future or the portion not covered by contact pricing might increase unexpectedly, creating price inflation we have not planned for. Furthermore, we experienced higher commodity prices in the second half of 2021 and expect that trend to continue into 2022.

In the event of cost increases with respect to one or more of our raw ingredients, we may choose to temporarily suspend or permanently discontinue serving menu items rather than paying the increased cost for the ingredients. Any such changes to our available menu could negatively impact our restaurant traffic, business and results of operations during the shortage and thereafter. While future cost increases can be partially offset by increasing menu prices, there can be no assurance that we will be able to offset future cost increases by such menu price increases. If we implement menu price increases, there can be no assurance that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. Competitive conditions may limit our menu pricing flexibility and if we implement menu price increases to protect our margins, restaurant traffic could be materially adversely affected.

Our restaurants are primarily located in high-activity trade areas that often contain retail centers, lifestyle centers, and entertainment centers. We depend on high visitor rates in these trade areas to attract guests to our restaurants. A decline in traffic at these locations for a sustained period could have a material adverse effect on our business, financial condition and results of operations.

We may be unsuccessful in opening new restaurants or establishing new markets and our new restaurants may not perform as well as anticipated, may not be profitable or may close.

A key part of our growth strategy includes opening new restaurants in existing and new markets and operating those restaurants on a profitable basis. From November 2020 through the end of 2021, we opened seven new restaurants, including new locations in Illinois, Michigan, Florida, Wisconsin and Arizona. Over the long term, we plan to increase our number of restaurants by approximately 10% annually. We must identify target markets where we can enter or expand, and we may not be able to open our planned new restaurants within budget or on a timely basis, and our new restaurants may not perform as well as anticipated. Our ability to successfully open new restaurants is affected by several factors, many of which are beyond our control, including our ability to identify and reach agreements on a sufficient number of available, appropriate and attractive sites, construct within a reasonable time frame and appropriate costs

There is no guarantee that a sufficient number of available, appropriate and attractive restaurant sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. If we are unable to open new restaurants, or if planned restaurant openings are significantly delayed, it could have a material adverse effect on our business, financial condition and results of operations.

As part of our long-term growth strategy, we may open restaurants in geographic markets in which we have little or no prior operating experience. Our restaurant base is geographically concentrated in the Midwestern United States, and we may encounter new challenges as we enter new markets. Moreover, consumer recognition of our brand has been important in the success of our restaurants in our existing markets, and we may find that our concept has limited appeal in new markets. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing restaurants. In addition, if we open new restaurants in or near markets in which we already have restaurants, it could have a material adverse effect on sales at these existing restaurants. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants and could have a material adverse effect on our business, financial condition and results of operations.

Portillo's Inc. Form 10-K | 6

Some of our restaurants open with an initial start-up period of higher-than-normal sales volumes, and our Restaurant-Level Adjusted EBITDA Margins are generally lower through the first 12 months of operation. In new markets, the length of time before average sales for new restaurants stabilize is less predictable as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our AUV and same-restaurant sales may not increase at the rates our existing restaurants have achieved over the past several years. Our ability to operate new restaurants profitably and increase AUV and same-restaurant sales will depend on many factors, some of which are beyond our control.

Although we target specified operating and financial metrics, new restaurants may not meet these targets or may take longer than anticipated to do so. If our new restaurants do not perform as planned or close, or if we are unable to achieve our expected restaurant sales, it could have a material adverse effect on our business, financial condition and results of operations.

Further, our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure, which could have a material adverse effect on our business, financial condition and results of operations. These demands could cause us to operate our existing business less effectively, which in turn could cause a deterioration in the financial performance of our existing restaurants. If we experience a decline in the financial performance, we may decrease the number of or discontinue restaurant openings, or we may decide to close restaurants that we are unable to operate in a profitable manner.

Our plans to open new restaurants, and the ongoing need for capital expenditures at our existing restaurants, require us to spend capital.

Our growth strategy depends on opening new restaurants, which will require us to use cash flows from operations. We cannot assure you that cash flows from operations will be sufficient to allow us to implement our growth strategy. If this cash is not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay, significantly curtail or eliminate planned restaurant openings, which could have a material adverse effect on our business, financial condition, results of operations and the price of our Class A common stock.

In addition, as our restaurants mature, our business will require capital expenditures for the maintenance, renovation and improvement of existing restaurants to remain competitive and maintain the value of our brand standard. This creates an ongoing need for cash, and, to the extent we cannot fund capital expenditures from cash flows from operations, funds will need to be borrowed or otherwise obtained.

If the costs of funding new restaurants or renovations or enhancements at existing restaurants exceed budgeted amounts, and/or the time for building or renovation is longer than anticipated, our profits could be reduced. If we cannot access the capital we need, we may not be able to execute on our growth strategy, take advantage of future opportunities or respond to competitive pressures.

Our same-restaurant sales may be lower than we expect in future periods.

Same-restaurant sales will continue to be a critical factor affecting our ability to generate profits because the profit margin on same-restaurant sales is generally higher than the profit margin on new restaurant sales. Our ability to increase same-restaurant sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target same-restaurant sales or that the change in same-restaurant sales could be negative, which may cause a decrease in sales growth and ability to achieve profitability. This could have a material adverse effect on our business, financial condition and results of operations.

Portillo's Inc. Form 10-K | 7

Our marketing programs and any limited time or seasonal offerings may not be successful and could fail to meet expectations, and our new menu items, advertising campaigns, heavy reliance on social media and restaurant designs and remodels may not generate increased sales or profits.

We incur costs and expend other resources in our marketing efforts on new and seasonal menu items, advertising campaigns and restaurant designs and remodels to raise brand awareness and attract and retain guests. In addition, as the number of our restaurants increases, and as we expand into new markets, we expect to increase our investment in advertising and consider additional promotional activities. Accordingly, in the future, we will incur greater marketing expenditures, resulting in greater financial risk. Our limited time or seasonal menu offerings, which we offer as a part of our promotional activities from time to time, may not perform as anticipated, which could have an adverse impact on our results of operations for the related period. If these initiatives are not successful, it could result in us incurring expenses without the benefit of higher revenues, which could have a material adverse effect on our business, financial condition and results of operations.

Our marketing efforts rely heavily on the use of social media. Many of our competitors are expanding their use of social media, and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with customers and brand relevance, particularly given the rise in digital orders by customers. We also continue to invest in other digital marketing initiatives that allow us to reach our customers across multiple digital channels and build their awareness of, engagement with, and loyalty to our brand. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher sales or increased brand recognition. Additionally, negative commentary regarding our restaurants, our food or our service may be posted on social media platforms and may be adverse to our reputation or business. This harm may be immediate, without affording us an opportunity for redress or correction.

As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and results of operations. In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.

Incidents involving food-borne illness and food safety could have an adverse effect.

Food safety is a top priority, and we dedicate substantial resources to help ensure that our guests enjoy safe, quality food products. However, food-borne illnesses and other food safety issues have occurred in the food industry in the past, and could occur in the future. Incidents or reports of food-borne or water-borne illness or other food safety issues, food contamination or tampering, team member hygiene and cleanliness failures or improper team member conduct, guests entering our restaurants while ill and contaminating food ingredients or surfaces at our restaurants could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation and could have a material adverse effect on our business, financial condition and results of operations. Similar incidents or reports occurring at competitors in our industry unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.

We cannot guarantee to consumers that our food safety controls, procedures and training will be fully effective in preventing all food safety and public health issues at our restaurants, including any occurrences of pathogens, bacteria, parasites or other toxins infecting our food supply. For example, in August 2021, we received a report from the county health department of cases of E. coli that were possibly connected to our Glendale Heights, Illinois restaurant and subsequently one lawsuit was filed in Illinois state court. We have cooperated fully with state and county health authorities, and the DuPage County Health Department in August 2021 stated that the information gathered so far indicates there is no current risk to the public’s health. Although we believe all guest and team member cases have been identified, additional cases may be reported and additional lawsuits or negative publicity may result.

Portillo's Inc. Form 10-K | 8

There is no guarantee that our restaurant locations will maintain the high levels of internal controls and training we require at our restaurants and some food-borne illness incidents could be caused by third-party food suppliers, third party food delivery services, guest take out or catered events. Further, in some cases, the risk may affect multiple restaurant locations. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our restaurants could negatively affect sales at all our restaurants if highly publicized, such as on national media outlets or through social media, especially due to the geographic concentration of many of our restaurants. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have had material adverse impacts on their operations, and we cannot assure you that we could avoid a similar impact upon the occurrence of a similar incident at one of our restaurants. Additionally, even if food-borne illnesses were not identified at our restaurants, our restaurant sales could be adversely affected if instances of food-borne illnesses at other restaurant chains were highly publicized.

We face significant competition for guests, and our inability to compete effectively may affect our traffic, our sales and our operating profit margins, which could have a material adverse effect on our business, financial condition and results of operations.

The restaurant industry is intensely competitive with many companies that compete directly and indirectly with us with respect to food quality, brand recognition, service, price and value, convenience, design and location. We compete in the restaurant industry with national, regional and locally-owned and/or operated limited-service restaurants and full-service restaurants. We compete with fast casual restaurants, quick service restaurants and casual dining restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well-established in markets in which we have existing restaurants or intend to locate new restaurants. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we have or plan to have restaurants. Competition from food delivery services has also increased in recent years, particularly during the COVID-19 pandemic, and is expected to continue to increase. Any inability to successfully compete with the restaurants in our existing or new markets will place downward pressure on our guest traffic and could have a material adverse effect on our business, financial condition and results of operations. Additionally, a significant amount of the delivery from our restaurants is through third-party delivery companies. If these third-party delivery companies cease doing business with us, or cannot make their scheduled deliveries, or do not continue their relationship with us on favorable terms, it may have a negative impact on sales or result in increased third-party delivery fees.
Our continued success also depends in part on the continued popularity of our menu and the experience we offer guests at our restaurants. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number, and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to changes in those conditions. In addition, some of our competitors in the past have implemented promotional programs that provide price discounts on certain menu offerings, and they may continue to do so in the future. If we are unable to continue to compete effectively, our traffic, restaurant sales and restaurant operating profit margins could decline, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, our competitors with greater financial resources can spend significantly more on marketing and advertising and other initiatives than we are able to. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing expenditures decrease for any reason, or should our advertising, promotions, and restaurant designs and locations be less effective than our competitors, it could have a material adverse effect on our business, financial condition and results of operations.

Our restaurant base is geographically concentrated in the Midwestern United States, and we could be negatively affected by conditions specific to that region.

Our restaurants in the Midwestern United States represented approximately 87% of our restaurants as of December 26, 2021. Our restaurants in the Chicagoland area represented approximately 54% of our restaurants as of December 26, 2021. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Midwestern United States have had, and may continue to have, material adverse effects on our business, financial condition and results of operations. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by conditions in this geographic area compared to other chain restaurants with a national footprint.

In addition, our competitors could open additional restaurants in the Midwestern United States, which could result in reduced market share for us in this key geographic region, which could have a material adverse effect on our business, financial condition and results of operations.

Portillo's Inc. Form 10-K | 9

Damage to our reputation and negative publicity could have a material adverse effect on our business, financial condition and results of operations.

Our reputation and the quality of our brand are critical to our business and success in existing markets, and will be critical to our success as we enter into new markets. Any incident that erodes consumer loyalty for our brand could significantly reduce its value and damage our business. We may be adversely affected by negative publicity relating to food quality, the safety, sanitation and welfare of our restaurant facilities, guest complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing and other policies, practices and procedures, team member relationships and welfare or other matters at one or more of our restaurants. Any publicity relating to health concerns, perceived or specific outbreaks of a food-borne illness attributed to one or more of our restaurants, or non-compliance with food handling and sanitation requirements imposed by federal, state and local governments could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. Furthermore, similar negative publicity or occurrences with respect to other restaurants or other restaurant chains could also decrease our guest traffic and have a similar material adverse effect on our business. In addition, incidents of restaurant commentary have increased dramatically with the proliferation of social media platforms. Negative publicity may adversely affect us, regardless of whether the allegations are valid or whether we are held responsible. In addition, the negative impact of adverse publicity may extend far beyond the restaurant involved, especially due to the high geographic concentration of many of our restaurants, and affect some or all our other restaurants. For example, we, or other restaurant companies generally, could come under criticism from animal rights and welfare activists for our business practices or those of our suppliers. Such criticisms could impair our brand, our restaurant sales, our hiring, and our expansion plans. If we changed our practices because of concerns about animal welfare, or in response to such criticisms, our costs might increase, or we may have to change our suppliers or our menu. A similar risk exists with respect to food service businesses unrelated to us, if customers mistakenly associate such unrelated businesses with our operations. Team member claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims could have a material adverse effect on our business, financial condition and results of operations.

The digital and delivery business, and expansion thereof, is uncertain and subject to risk.

We believe digital investments to be a critical differentiator for our business, creating the opportunity to drive greater engagement and frequency with both new and existing customers. As the digital space around us continues to evolve, our technology needs to evolve concurrently to stay competitive with the industry. If we do not maintain and innovate our digital systems that are competitive with the industry, our digital business may be adversely affected and could damage our sales. We rely on third-parties for our ordering and payment platforms. Such services performed by these third-parties could be damaged or interrupted by technological issues, which could then result in a loss of sales for a period of time. Information processed by these third-parties could also be impacted by cyber-attacks, which could not only negatively impact our sales, but also harm our brand image.

Recognizing the rise in delivery services offered throughout the restaurant industry, we understand the importance of providing such services to meet our guests wherever and whenever they want. We have invested in marketing to promote our delivery partnerships, which could negatively impact our profitability if the business does not continue to expand. We rely on third-parties to fulfill delivery orders timely and in a fashion that will satisfy our guests. Errors in providing adequate delivery services may result in guest dissatisfaction, which could also result in loss of guest retention, loss in sales and damage to our brand image. Additionally, as with any third-party handling food, such delivery services increase the risk of food tampering while in transit. We developed sealed packaging to provide some deterrence against such potential food tampering. We are also subject to risk if there is a shortage of delivery drivers, which could result in a failure to meet our guests’ expectations.

Third-party delivery services within the restaurant industry is a competitive environment and includes a number of players competing for market share. If our third-party delivery partners fail to effectively compete with other third-party delivery providers in the sector, our delivery business may suffer resulting in a loss of sales. If any third-party delivery provider we partner with experiences damage to their brand image, we may also see ramifications due to our partnership with them.

Portillo's Inc. Form 10-K | 10

We have a limited number of suppliers and distributors for several of our frequently used ingredients. If our suppliers or distributors are unable to fulfill their obligations under our arrangements with them, we could encounter supply shortages and incur higher costs.

We utilize a combination of direct suppliers and distributors dependent on both the product category as well as geography. These products are purchased through various pricing protocols inclusive of commodity and risk management, fixed pricing agreements and market-based costing measures. Due to the concentration of suppliers and distributors that we utilize, the cancellation of our supply arrangements with these suppliers or the disruption, delay or inability of these suppliers to deliver these products to our restaurants due to problems in production or distribution, inclement weather, natural disasters, unanticipated demand or other conditions may materially and adversely affect our results of operations while we establish alternative distribution channels.

In addition, we do not control the businesses of our suppliers and distributors and our efforts to monitor the standards by which they perform may not be successful. If our suppliers or distributors fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. If that were to occur, we may not be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.

Contingency platforms have been developed to mitigate the risk in various cases including secondary supply, floor stocking arrangements, product diversification and inventory management. While we therefore believe that alternative supply and distribution sources are available, there can be no assurance that we will continue to be able to identify or negotiate with such sources on terms that are commercially reasonable to us or that the quality of the product from an alternative supplier is comparable to existing standards. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could have a material adverse effect on our results of operations.

Any prolonged disruption in the operations of our two commissaries could harm our business.

We operate two commissaries in Illinois. We plan to continue investing in additional supply chain capacity in the future, as necessary, based on our growth in existing and new restaurants. Our commissaries produce all the Italian beef, gravy and sweet peppers used within all of our restaurants. As a result, any prolonged disruption in the operations of any of these facilities, whether due to technical, operational or labor difficulties, product contamination, destruction or damage to the facility, limited capacity or other reasons, could adversely affect our business, financial condition and results of operations.

We face potential liability with our gift cards under the property laws of some states.

Our gift cards, which may be used to purchase food and beverages in our restaurants, may be considered stored value cards by certain states in accordance with their abandoned and unclaimed property laws. These laws could require us to remit cash to such state in an amount equal to all or a designated portion of the unredeemed balance on the gift cards based on certain card attributes and the length of time that the cards are inactive. The Company formed an affiliate in Florida, PHD Card Services, LLC that handles the issuance of Portillo’s gift cards, and the gift card breakage is recorded based on historical data on gift card redemption.

The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards is complex, involving an analysis of constitutional, statutory provisions and factual issues. In the event that one or more states change their existing abandoned and unclaimed property laws or successfully challenge our position on the application of its abandoned and unclaimed property laws to our gift cards, or if the estimates that we use in projecting the likelihood of the cards being redeemed prove to be inaccurate, our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our consolidated financial statements. If we are required to materially increase the estimated liability recorded in our consolidated financial statements with respect to unredeemed gift cards, our financial condition and results of operations could be adversely affected.

Portillo's Inc. Form 10-K | 11

We depend on our executive officers and certain other key team members, the loss of whom could have a material adverse effect on our business

We rely upon the accumulated knowledge, skills and experience of our executive officers and certain other key team members. Our chief executive officer has been with us for more than three years and our executive officers have a combined total of over 140 years of experience in the food service industry. The loss of the services of any of our executive officers could have a material adverse effect on our business, financial condition and results of operations, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. If our executive officers were to leave us or become incapacitated, it might negatively impact our planning and execution of business strategy and operations. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified executive personnel. There is a high level of competition for experienced, successful executive personnel in our industry. Our inability to meet our executive staffing requirements in the future could have a material adverse effect on our business, financial condition and results of operations.

Our inability to identify qualified individuals for our workforce could slow our growth and adversely impact our ability to operate our restaurants.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified team members to meet the needs of our existing restaurants and to staff new restaurants. A sufficient number of qualified individuals to fill these positions may be in short supply in some communities. Competition in these communities for qualified team members could require us to pay higher wages and provide greater benefits. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our team members. Inability to recruit or retain new team members could also delay the planned openings of new restaurants and could adversely impact our existing restaurants. The inability to retain or recruit qualified team members, increased costs of attracting qualified team members or delays in restaurant openings could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic has exacerbated staffing complexities for us and other restaurant operators resulting in a decreased applicant pool for all positions and ongoing staff call-outs and exclusions due to illness. The COVID-19 pandemic has also resulted in aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive. Our existing wages and benefits programs, combined with the challenging conditions due to the COVID-19 pandemic and the highly competitive wage pressure resulting from the labor shortage, may be insufficient to attract and retain the best talent. Our failure to recruit and retain new team members in a timely manner or higher team member turnover levels all could affect our ability to open new restaurants and grow sales at existing restaurants, increase labor costs, compromise the quality of our service and have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain our corporate culture as we grow could have a material adverse effect.

We believe that a critical component to our success has been our corporate culture and values of Family, Greatness, Energy and Fun. We have invested substantial time and resources in building our team. As we continue to grow, we may find it difficult to maintain the innovation, teamwork, passion and focus on execution that we believe are important aspects of our corporate culture. Any failure to preserve our culture could negatively impact our operations, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we cannot maintain our corporate culture as we grow, it could have a material adverse effect on our business, financial condition and results of operations.

Portillo's Inc. Form 10-K | 12

Matters relating to employment and labor law could have a material adverse effect, result in litigation or union activities, add significant costs and divert management attention.

Various federal and state labor laws govern our relationships with our team members and affect our operating costs. Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local laws that govern these and other employment law matters. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, working conditions, safety standards, immigration status, state and local payroll taxes, federal and state laws which prohibit discrimination, citizenship requirements and other wage and benefit requirements for team members classified as non-exempt. In addition, with the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the “ACA”), we are required to provide affordable coverage, as defined in the ACA, to eligible team members, or otherwise be subject to a payment per team member based on the affordability criteria in the ACA. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Significant additional government regulations and new laws, including mandated increases in minimum wages, changes in exempt and non-exempt status, or increased mandated benefits such as health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in federal or state workplace regulations could adversely affect our ability to meet our financial targets.

Federal law requires that we verify that our workers have the proper documentation and authorization to work in the U.S. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our team members may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility, in Arizona, which is the only state in which we operate where participation is required. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment, and we are not utilizing “E-Verify” in any other states where we operate. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that may negatively impact our brand and may make it more difficult to hire and keep qualified team members. Termination of a significant number of team members who are unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new team members and result in adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by team members, consumers, suppliers, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies, including us, have been subject to lawsuits alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters, and some restaurants have been subject to class action lawsuits in respect of such matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers and failure to pay for all hours worked. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and result in increases in our insurance premiums. In addition, they may generate negative publicity, which could reduce guest traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could have a material adverse effect on our business, financial condition and results of operations.

Although none of our team members are currently covered under collective bargaining agreements, our team members may elect to be represented by labor unions in the future. If a significant number of our team members were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could have a material adverse effect on our business, financial condition and results of operations. In addition, a labor dispute involving some or all our team members may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes could increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build-out costs for new restaurants in such markets could materially increase.

Portillo's Inc. Form 10-K | 13

Labor shortages or increased labor costs could have a material adverse effect on our business, financial condition and results of operations.

Labor is a primary component in the cost of operating our restaurants. If we face labor shortages, such as in connection with a pandemic such as COVID-19, or increased labor costs because of increased competition for team members, federal or state unemployment benefits, higher team member-turnover rates, unionization of restaurant workers, or increases in the federally-mandated or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our growth could be adversely affected.

As a result of wage pressures, our team members are all paid more than the applicable minimum wage in the area where they work. Increases in federal or state minimum wages or unemployment benefits may also result in increases in the wage rates paid. We may be unable to increase our menu prices in order to pass future increased labor costs on to our guests, in which case our operating margins would be negatively affected. If menu prices are increased by us to cover increased labor costs, the higher prices could adversely affect demand for our menu items, resulting in lower sales.

In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators, management personnel and other team members. Qualified individuals needed to fill these positions can be in short supply in some geographic areas. Competition for these team members could require us to pay higher wages, which could also result in higher labor costs. In addition, limited service restaurants have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced any significant problems in recruiting team members, our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher team member turnover in existing restaurants, which could increase our labor costs and have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks associated with leasing property subject to long-term and non-cancelable leases and may be unable to renew leases at the end of their terms.

Many of our restaurant leases are non-cancelable and typically have initial terms of 10 to 20 years, providing for four renewal options of five years each as well as rent escalations. Generally, our leases are triple-net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases, and additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. Even if we close a restaurant, we may be required to perform our obligations under the applicable lease, which could include, among other things, a payment of the base rent, property taxes, insurance and common area maintenance costs for the balance of the lease term, which would impact our profitability. In addition, as leases expire for restaurants that we will continue to operate, we may, at the end of the lease term and any renewal period for a restaurant, be unable to negotiate renewals, either on commercially acceptable terms or at all. As a result, we may close or relocate the restaurant, which could subject us to unanticipated construction costs related to leasehold improvements at the new restaurant location that we are unable to control, the delay or failure by the landlord to deliver the new restaurant location to us, and unfavorable anticipated commercial, residential or infrastructure development near our new restaurant location, among other costs and risks. Additionally, the revenues and profit, if any, generated at a relocated restaurant may not equal the revenues and profit generated at the existing restaurant.

Our business is subject to risks related to our sale of alcoholic beverages.

We serve alcoholic beverages at most of our restaurants, and we may introduce alcoholic beverages at additional restaurants in the future. Alcoholic beverage control regulations generally require our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of team members, advertising, trade practices, wholesale purchasing, other relationships with alcoholic beverages manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages and training of team members. Any future failure to comply with these regulations and obtain or retain licenses could have a material adverse effect on our business, financial condition and results of operations.

Portillo's Inc. Form 10-K | 14

We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have a material effect on our business, financial condition and results of operations. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, financial condition or results of operations.

An impairment in the carrying value of our goodwill, indefinite-lived intangible assets or long-lived assets could have a material adverse effect on our business.

As of December 26, 2021, we had approximately $394.3 million of goodwill and $259.8 million of intangible assets, primarily related to the purchase price allocation performed in connection with the Berkshire Acquisition. We test goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that impairment may have occurred. In fiscal 2021, we performed an impairment test and we did not recognize impairment charges; however, an impairment test in the future may indicate that an impairment has occurred. In the event that the book value of goodwill or other indefinite-lived intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other indefinite-lived intangible assets become impaired in the future, any impairment could have a material adverse effect on our financial condition and results of operations. See "Note 6. Goodwill & Intangible Assets" in the notes to the consolidated financial statements for additional information.

Changes to estimates related to our property, fixtures and equipment and definite-lived intangible assets or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges or accelerate the amortization on certain long-lived assets, which may adversely affect our results of operations.

Natural disasters, unusual weather conditions, pandemic outbreaks, political events, war and terrorism could disrupt our business and result in lower sales, increased operating costs and capital expenditures.

Our restaurant support center, restaurant locations, suppliers and distributors, and their respective facilities, as well as certain of our vendors and customers, are located in areas that have been and could be subject to natural disasters such as floods, drought, hurricanes, tornadoes, fires or earthquakes. As a result of the concentration of our restaurants in the Midwestern United States, adverse weather conditions or other extreme changes in short-term weather conditions or long-term changes in weather patterns related to climate change, including those that may result in electrical and technological failures, may disrupt our business and may adversely affect our ability to obtain food and supplies and sell menu items. Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our restaurants and our suppliers and distributors, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods and supplies to our restaurants and our suppliers and distributors, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, all of which would increase the cost of doing business. These events also could have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or any combination thereof, could have a material adverse effect on our business, financial condition and results of operations.

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation, and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. With respect to the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, food safety, nutritional content, labor practices and supply chain and management food sourcing. We experience pressure to make commitments relating to sustainability matters that affect companies in our industry, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our industry, or setting and meeting relevant sustainability goals, our brand image may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

Portillo's Inc. Form 10-K | 15

Risks Related to Our Indebtedness

Our level of indebtedness could have a material adverse effect on our business and limit our ability to plan for or respond to changes in our business.

The total principal amount of debt outstanding under our Credit Facilities, excluding finance lease liabilities and financing obligations, as of December 26, 2021 was approximately $325.8 million. Our indebtedness could have significant effects on our business, such as:

•limiting our ability to borrow additional amounts to fund capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;
•limiting our ability to make investments, including acquisitions, loans and advances, and to sell, transfer or otherwise dispose of assets;
•requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our borrowings, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;
•making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;
•placing us at a competitive disadvantage compared with our competitors that have less debt; and
•exposing us to risks inherent in interest rate fluctuations because our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our borrowings as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our financial condition and results of operations.

Pursuant to the First Lien Credit Agreement (as defined herein), if the revolving credit exposure exceeds 35% of the aggregate amount of revolving credit commitments as of the last day of any fiscal quarter (which calculation shall exclude letter of credit obligations that have been cash collateralized or backstopped in full and obligations with respect to other letters of credit in an aggregate amount not to exceed $5.0 million), the Borrower (as defined herein) must maintain a ratio of consolidated first lien net debt to consolidated EBITDA (with certain adjustments as set forth in the First Lien Credit Agreement) of no greater than 6.50 to 1.00, to be tested as of the last day of each fiscal quarter and determined on the basis of the four most recently ended fiscal quarters of the Borrower for which financial statements have been delivered pursuant to the First Lien Credit Agreement. Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenant. We cannot assure you that we will satisfy the financial covenant in the future, or that our lenders will waive any failure to satisfy the financial covenant.

Further, a portion of our indebtedness bears interest at fluctuating interest rates based on the London interbank offered rate (“LIBOR”), and the financial authority that regulates LIBOR has announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2023. If LIBOR ceases to exist, we may need to renegotiate certain loan documents and we cannot predict what alternative index would be negotiated with our lenders. As a result, our interest expense could increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations or experience a downgrade in our credit ratings, which would have a material adverse effect on our business.

Our ability to manage our debt is dependent on our level of positive cash flow from our restaurants. An economic downturn may negatively impact our cash flows. Credit and capital markets can be volatile, which could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Our failure to comply with the covenants under the Credit Facilities or to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of our borrowings, which could have a material adverse effect on our business, financial condition and results of operations.

Portillo's Inc. Form 10-K | 16

Our debt is rated by credit rating agencies. These agencies may downgrade their credit ratings for us based on the performance of our business, our capital strategies or their overall view of our industry. There can be no assurance that any rating assigned to our currently outstanding indebtedness will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that agency’s judgment, circumstances so warrant.

A downgrade of our credit ratings could, among other things, increase our cost of borrowing, limit our ability to access capital, result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, including restrictions on our ability to pay dividends or repurchase shares, or require us to provide collateral for future borrowings, and thereby adversely impact our business, financial condition and results of operations.

Risks Related to Our Organizational Structure

The interests of Berkshire may conflict with our interests or the interests of the holders of our Class A common stock in the future.

Berkshire Private Equity engages in a range of investing activities, including investments in restaurants and other consumer-related companies. In the ordinary course of its business activities, Berkshire may engage in activities where its interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that our directors and stockholders, including Berkshire, do not have any obligation to offer us an opportunity to participate in business opportunities presented to them even if the opportunity is one that we might reasonably have pursued (and therefore may be free to compete with us in the same business or similar businesses) and that, to the extent permitted by law, such directors and stockholders will not be liable to us or our stockholders for breach of any duty by reason of any such activities. Accordingly, the interests of Berkshire may supersede ours, causing them or their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of Berkshire and inaction on our part could have a material adverse effect on our business, financial condition and results of operations. In addition, Berkshire may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in us, even though such transactions might involve risks to you, such as debt-financed acquisitions.

Delaware law and our organizational documents, as well as our existing and future debt agreements, may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board. Among other things, these provisions:

•do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•delegate the sole power of a majority of the Board to fix the number of directors;
•provide the power of our Board to fill any vacancy on our Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•authorize the issuance of “blank check” preferred stock without any need for action by stockholders;
•eliminate the ability of stockholders to call special meetings of stockholders;
•establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings; and
•limit the ability of stockholders to act by written consent after Berkshire no longer holds 50% of our common stock.

In addition, our Credit Facilities impose, and we anticipate that documents governing our future indebtedness may impose, limitations on our ability to enter into change of control transactions. Thereunder, the occurrence of a change of control transaction could constitute an event of default permitting acceleration of the indebtedness, thereby impeding our ability to enter into certain transactions.

The foregoing factors, as well as the significant Class A common stock ownership by Berkshire, could impede a merger, takeover, or other business combination, or discourage a potential investor from making a tender offer for our Class A common stock, which, under certain circumstances, could reduce the market value of our Class A common stock.

Portillo's Inc. Form 10-K | 17

We are a holding company and our principal asset is our ownership of 35,807,171 LLC Units in Portillo’s OpCo, and we are accordingly dependent upon distributions from Portillo’s OpCo to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.

We are a holding company and our principal asset is our ownership of 35,807,171 LLC Units. We have no independent means of generating revenue. Portillo’s OpCo is, and will continue to be, treated as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, will generally not be subject to entity-level U.S. federal and applicable state and local income tax. Instead, the taxable income of Portillo’s OpCo will be allocated to holders of LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any taxable income of Portillo’s OpCo. We will also incur expenses related to our operations, and will have obligations to make payments under the Tax Receivable Agreement. As the sole managing member of Portillo’s OpCo, we intend to cause Portillo’s OpCo to make distributions to the holders of LLC Units (including us) in amounts sufficient to (i) cover all of the income taxes payable on our and the other LLC Unit holders’ respective allocable shares of the taxable income of Portillo’s OpCo, (ii) allow us to make any payments required under the Tax Receivable Agreement we entered into as part of the Transactions in connection with our IPO, (iii) fund dividends to our stockholders in accordance with our dividend policy, to the extent that our Board declares such dividends and (iv) pay our expenses.

Deterioration in the financial condition, earnings or cash flow of Portillo’s OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that we need funds and Portillo’s OpCo is restricted from making such distributions to us under applicable law or regulation, as a result of covenants in its debt agreements or otherwise, we may not be able to obtain such funds on terms acceptable to us, or at all, which could have a material adverse effect on our liquidity and financial condition.

In certain circumstances, Portillo’s OpCo will be required to make distributions to us and the other holders of LLC Units, and the distributions that Portillo’s OpCo will be required to make may be substantial.

Under the Amended LLC Agreement, Portillo’s OpCo will generally be required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the income taxes payable on our and the other LLC Unit holders’ respective allocable shares of the taxable income of Portillo’s OpCo. As a result of (i) potential differences in the amount of taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the tax rate applicable to individuals) in calculating Portillo’s OpCo distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our Board, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, funding repurchases of shares of our Class A common stock; acquiring additional newly issued LLC Units from Portillo’s OpCo at a per unit price determined by reference to the market value of the Class A common stock; paying dividends, which may include special dividends, on its Class A common stock; or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock or otherwise undertake ameliorative actions between LLC Units and shares of Class A common stock and instead, for example, hold such cash balances, holders of our LLC Units (other than Portillo’s Inc.) may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LLC Units, notwithstanding that such holders of our LLC Units (other than Portillo’s Inc.) may previously have participated as holders of LLC Units in distributions by Portillo’s OpCo that resulted in such excess cash balances at Portillo’s Inc.

The Tax Receivable Agreement with the TRA Parties requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we are required to make will be substantial.

Under the Tax Receivable Agreement, we are required to make cash payments to certain of our pre-IPO LLC Members (the "TRA Parties") equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) our allocable share of existing tax basis in depreciable or amortizable assets related to LLC Units acquired in our IPO, (ii) certain favorable tax attributes we acquired from entities treated as corporations for U.S. tax purposes that held LLC Units prior to the Transactions ("Blocker Companies") (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (iii) increases in our then allocable share of existing tax basis in depreciable or amortizable assets, and adjustments to the tax basis of the tangible and intangible assets, of Portillo’s OpCo and its subsidiaries, as a result of (x) sales or exchanges of interests in Portillo’s OpCo (including repayment of the redeemable preferred units) in connection with our IPO and (y) future exchanges of LLC Units by pre-IPO LLC Members for Class A common stock and (iv) certain other tax benefits related to entering into the Tax Receivable Agreement, including payments made under the Tax Receivable Agreement.

Portillo's Inc. Form 10-K | 18

The payment obligations under the Tax Receivable Agreement are obligations of the Company and we expect that the amount of the cash payments that we are required to make under the Tax Receivable Agreement will be significant. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the exchanging TRA Parties. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. The amount of existing tax basis and anticipated tax basis adjustments and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the pre-IPO LLC Members, the price of shares of our Class A common stock at the time of the redemptions or exchanges, the extent to which such redemptions or exchanges are taxable, the amount of gain recognized by such holders of LLC Units, the amount and timing of the taxable income allocated to us or otherwise generated by us in the future, the portion of our payments under the Tax Receivable Agreement constituting imputed interest and the federal and state tax rates then applicable.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Parties that will not benefit holders of our Class A common stock to the same extent that it will benefit the TRA Parties.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Parties that will not benefit the holders of our Class A common stock to the same extent that it will benefit the TRA Parties. We entered into the Tax Receivable Agreement with Portillo’s OpCo and the TRA Parties in connection with the completion of our IPO, which provides for the payment by us to the TRA Parties of 85% of the amount of tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) our allocable share of existing tax basis in depreciable or amortizable assets relating to LLC Units acquired in our IPO, (ii) certain favorable tax attributes we acquired from the Blocker Companies (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (iii) increases in our allocable share of then existing tax basis in depreciable or amortizable assets, and adjustments to the tax basis of the tangible and intangible assets, of Portillo’s OpCo and its subsidiaries, as a result of (x) sales or exchanges of interests in Portillo’s OpCo (including the repayment of the redeemable preferred units) in connection with our IPO and (y) future exchanges of LLC Units by pre-IPO LLC Members for Class A common stock and (iv) certain other tax benefits related to entering into the Tax Receivable Agreement, including payments made under the Tax Receivable Agreement.

Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for our Class A common stock.

In certain cases, payments under the Tax Receivable Agreement to the TRA Parties may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock.

The Tax Receivable Agreement provides that upon a “Change of Control” under the Tax Receivable Agreement (which is defined to include, among other things, a 50% change in control of Portillo’s Inc., the approval of a complete plan of liquidation or dissolution of Portillo’s Inc., the disposition of all or substantially all of Portillo’s Inc.’s direct or indirect assets or a change of a majority of the Board of Directors without approval of at least two-thirds majority of the then-existing Board members), upon a breach of any of our material obligations under the Tax Receivable Agreement or if, at any time, we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments will accelerate. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR (or its successor rate) plus 100 basis points) of all future payments that holders of LLC Units or other recipients would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will utilize certain valuation assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

As a result of the foregoing, we could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and we could be required to make payments under the Tax Receivable Agreement significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement.

Portillo's Inc. Form 10-K | 19

In the case of certain changes of control (as described above), payments under the Tax Receivable Agreement will be accelerated and may significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement. We expect that the payments that we may make under the Tax Receivable Agreement in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the Tax Receivable Agreement in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock in a change of control transaction.

We will not be reimbursed for any payments made to the TRA Parties under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service, or the IRS, or another taxing authority may challenge all or part of the amount of existing tax basis, tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of certain TRA Parties. The interests of the TRA Parties in any such challenge may differ from or conflict with our interests and your interests, and the TRA Parties may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the TRA Parties under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a TRA Party are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Party will be netted against any future cash payments that we might otherwise be required to make to such TRA Party, as applicable, under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a TRA Party for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we previously made under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. As a result, payments made under the Tax Receivable Agreement could be significantly in excess of any tax savings that we realize from the tax attributes that are the subject of the Tax Receivable Agreement.

If we were deemed to be an investment company under the 1940 Act, as a result of our ownership of Portillo’s OpCo, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As a result of the Transactions in connection with our IPO, we obtained control over Portillo’s OpCo. As the sole managing member of Portillo’s OpCo, we control and operate Portillo’s OpCo. On that basis, we believe that our interest in Portillo’s OpCo is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Portillo’s OpCo, or if Portillo’s OpCo itself becomes an investment company, our interest in Portillo’s OpCo, could be deemed an “investment security” for purposes of the 1940 Act.

We, and Portillo’s OpCo intend to conduct our operations so that we will not be deemed an investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Portillo's Inc. Form 10-K | 20

Risks Related to Intellectual Property, Information Technology, and Data Security

The failure to protect and maintain our intellectual property, including our trademarks, could have a material adverse effect.

Our intellectual property includes our trademarks and service marks registered with the United States Patent and Trademark Office (including Portillo’s® and other names used by our restaurants), the trade dress of our restaurants, our websites and domain names (including our website at portillos.com and other websites and domain names used by our restaurants) and other unregistered intellectual property. The success of our business strategy depends on our continued ability to use such intellectual property that we own, in addition to intellectual property we license from third parties. We require continued use of our existing trademarks and service marks in order to increase brand awareness and develop our branded products. If our efforts to maintain and protect our intellectual property are not adequate (including by way of confidentiality or other contractual restrictions we impose on third parties), or if any third-party misappropriates, infringes, dilutes or otherwise violates our intellectual property, the value of our intellectual property may be harmed. For example, failure to protect or enforce or trademarks, whether in print, on the Internet or through social media or other media, could prevent us from challenging third parties who use trademarks similar to our trademarks and who, as a result, could cause consumer confusion, harm the public perception of our brands, prevent our brands and branded products from achieving and maintaining market acceptance and cause a material adverse effect on our business, financial condition and results of operations. There can be no assurance that all the steps we have taken to maintain and protect our intellectual property in the United States will be adequate or will permit us to obtain or maintain any competitive advantage.

Security breaches, system interruptions or a material failure of our system could negatively impact our business by causing disruption to our operations, a compromise of confidential guest information, or confidential team member information, and could subject us to loss and harm our business.

Our business requires the collection, transmission and retention of large volumes of guest and team member data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that guest and team member data is critical to us. Further, our guests and team members have a high expectation that we and our service providers will adequately protect their personal information.

Like many other retail and restaurant companies, we have experienced, and will likely continue to experience, attempts to compromise our information technology systems. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. While we continue to make significant investment in physical and technological security measures, team member training, and third party services, designed to anticipate cyber-attacks and prevent breaches, our information technology networks and infrastructure or those of our third party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns, data loss, or breaches due to criminal conduct, team member error, negligence or malfeasance, utility failures, natural disasters or other catastrophic events. Due to these scenarios we cannot provide assurance that we will be successful in preventing such cyber-attacks, breaches or data loss.

Additionally, the information security and privacy requirements imposed by governmental regulation are evolving and we are expected to fulfill such requirements. Our systems may not be able to satisfy these requirements and expectations or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our and our service providers’ information systems and records. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or unauthorized access to, our guests’ data or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings, regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from guests and team members, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our omni-channel approach will in large part rely on our information technology systems to operate successfully, including the implementation of our delivery strategy. As we expand our delivery business channels, our exposure to such risks will increase.

Portillo's Inc. Form 10-K | 21

Our systems, which in some cases rely on third-party providers, may experience service interruptions, degradation or other performance problems because of hardware and software defects or malfunctions, distributed denial-of-service and other cyber-attacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism as a result of criminal third parties (including state-sponsored organizations with significant financial and technological resources), third parties we do business with and team members. Our reliance on third parties increases our exposure to such risks as we exercise a lesser degree of control over such persons. Our cyber insurance and business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events. As a result, if we experience any outsized material impacts from a failure of our systems, our business, financial condition and results of operations could be materially and adversely effected.

While we endeavor to keep all systems current, there can be no guarantee that we can reliably update and maintain our systems. In instances where we are unable to do so, the mitigating controls we put in place to reduce the risk may fail. Any such failure could lead to website downtime, disruptions to our information technology systems and systems vulnerability exposure to cyber-criminals.

Failure to comply with existing and new federal and state laws and regulations relating to privacy, data protection, advertising and consumer protection, could have a material adverse effect.

We rely on a variety of marketing and advertising techniques, including email communications, affiliate partnerships, social media interactions, digital marketing, direct mailers, public relations initiatives and local community sponsorships, promotions and partnerships, and we are subject to various laws and regulations that govern such marketing and advertising practices.

Laws and regulations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our privacy policies, our contractual commitments or any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities, customers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data sets. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, has considered or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and, consequently, have a material adverse effect on our business, financial condition and results of operations.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. Additionally, the Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Portillo's Inc. Form 10-K | 22

Litigation with respect to intellectual property, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues.

There can be no assurance that third parties will not assert claims of infringement, misappropriation or other violation of intellectual property against us, or assert claims that our trademarks, service marks, trade names and other intellectual property are invalid or unenforceable. In addition, our trademarks may be narrowed. Any such claims decided against us could have a material adverse effect on our business, financial condition and results of operations. For example, if any of our intellectual property is invalidated or deemed unenforceable, competing uses of such intellectual property would be permitted and could lead to a decline in our results of operations. Additionally any infringement or misappropriation claims decided against us could result in our being required to pay damages, to cease using our intellectual property, to develop or adopt non-infringing intellectual property or to acquire a license to the third party intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any claims of infringement, misappropriation, or other violation of third party intellectual property. We may also from time to time have to assert claims against third parties and initiate litigation in order to enforce our trademarks, service marks and other intellectual property. Any such litigation could result in substantial costs and diversion of resources, could be protracted with no certain of success, or could fail to achieve an adequate remedy. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Legal and Regulatory Matters

We are subject to many federal, state and local laws with which compliance can be both costly and complex.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. Such laws and regulations are subject to change from time to time. The failure to comply with these laws and regulations could adversely affect our results of operations. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which could have a material adverse effect on our business, financial condition and results of operations.

The development and operation of our restaurants depend, to a significant extent, on the selection of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards.

There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Points (“HACCP”) approach would be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the FDA Food Safety Modernization Act (“FSMA”), signed into law in January 2011, granted the U.S. Food and Drug Administration new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these requirements, we anticipate that the requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business. We may be required to incur additional time and resources to comply with new food safety requirements made under the FSMA or other federal or state food safety regulations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, many applicable laws could require us to expend significant funds to make modifications to our restaurants or operations to comply with such laws. Compliance with these laws can be costly and may increase our exposure to litigation or governmental investigations or proceedings.

Additionally, government regulation may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional and allergen content of our food offerings and laws and regulations affecting permissible or limitations on ingredients and menu items. A number of counties, cities and states have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional and allergen information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our menu offerings.

Portillo's Inc. Form 10-K | 23

Compliance with current and future laws and regulations regarding the ingredients, nutritional and allergen content of our menu items may be costly and time-consuming. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers. We may not be able to effectively respond to changes in consumer health perceptions, comply with further nutrient content disclosure requirements or adapt our menu offerings to trends in eating habits, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the ADA, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency.

Further, a new presidential and legislative administration recently took office, and it is not yet known what changes the new administration will make to economic or tax policies and how those policies will impact the economy or consumer discretionary spending.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and could have a material adverse effect on our business, financial condition and results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our restaurants if we failed to comply with applicable standards. Compliance with all these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

We could be party to litigation that could distract management, increase our expenses or subject us to material monetary damages or other remedies.

Our guests occasionally file complaints or lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, harassment, discrimination and similar matters, and we could encounter class action or other lawsuits related to these or different matters in the future. In recent years, a number of restaurant companies have been subject to such claims, and some of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment in excess of our insurance coverage for any claims could have a material adverse effect on our business, financial condition and results of operations. In addition, such allegations could result in adverse publicity and negatively impact our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products sold and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if we are not, publicity about these matters (particularly directed at the fast casual or traditional fast food segments of the industry) may harm our reputation and could have a material adverse effect on our business, financial condition and results of operations.

Portillo's Inc. Form 10-K | 24

We can incur liabilities arising from environmental laws and compliance with environmental laws could increase our operating expenses.

We are subject to federal, state and local laws, regulations and ordinances that govern activities or operations that may have adverse environmental effects, such as waste handling and disposal practices for solid and hazardous wastes, discharges to water and air and odor control and also impose liability for the costs of cleaning up, and damage resulting from, sites of past spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities, including liabilities for clean-up costs and personal injury or property damage, relating to our restaurants and the land on which our restaurants are located, regardless of whether such environmental conditions were created by us or by a prior owner or tenant. Third parties also may make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our restaurants. Some of our leases provide for indemnification of our landlords for environmental contamination, clean-up or owner liability.

If we fail to maintain effective internal controls over financial reporting, or if our internal controls are not effective, our ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired, which could have a material adverse effect.

We are required to comply with Section 404 of the Sarbanes-Oxley Act (“Section 404”), which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report after our IPO. In addition, under Section 404 our independent registered public accounting firm will also need to attest to the effectiveness of our internal control over financial in the future to the extent that we are no longer an emerging growth company or a smaller reporting company. To achieve compliance with Section 404 within the prescribed period, we will need to continue to dedicate internal resources, engage outside consultants and continue to execute on a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue taking steps to improve control processes, as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

The failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations. In the event that we are not able to demonstrate compliance with Section 404, or if our internal control over financial reporting is perceived as inadequate or it is perceived that we are unable to produce timely or accurate consolidated financial statements, investors may lose confidence in our results of operations, the price of our Class A common stock could decline, we could become subject to investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory agencies, which could require addition financial and management resources, or our Class A common stock may not be able to remain listed on such exchange.

We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected and could materially adversely affect our business, liquidity, financial condition or results of operations.

As a public company, we are subject to additional reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing standards of the Nasdaq.

Portillo's Inc. Form 10-K | 25

General Risks

Our management does not have experience managing a public company and our current resources may not be sufficient to fulfill our public company obligations.

We are subject to various regulatory requirements, including those of the SEC and Nasdaq. These requirements include record keeping, financial reporting and corporate governance rules and regulations. Our management team does not have experience in managing a public company and, historically, has not had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our lack of experience or team members. If our internal infrastructure is inadequate, we are unable to engage outside consultants at a reasonable rate or attract talented team members to perform these functions or are otherwise unable to fulfill our public company obligations, it could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in our tax obligations, and effective tax rate and realization of our deferred tax assets may result in volatility of our results of operations.

We are subject to income taxes in various U.S. jurisdictions. We record tax expense based on our estimates of future payments, which may in the future include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated.

In addition, our effective tax rate in a given financial reporting period may be materially impacted by a variety of factors including, but not limited to, changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance or by changes to existing accounting rules or regulations. Further, new or revised tax legislation may be enacted in the future, which could negatively impact our current or future tax structure and effective tax rates. For example, President Joe Biden and Congress have set forth tax proposals that would, if enacted, make significant changes to U.S. tax laws. Such proposals include, but are not limited to, (i) an increase in the U.S. income tax rate applicable to corporations, (ii) an increase in the maximum U.S. federal income tax rate applicable to individuals, (iii) a minimum book income tax on certain large corporations, (iv) the modification or replacement of the minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax and (v) an increase in the U.S. federal income tax rate for long-term capital gain for certain taxpayers with income in excess of a threshold amount. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our or Portillo’s OpCo’s business and future profitability.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If no securities or industry analysts commence coverage of us, the trading price for our Class A common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our results of operations do not meet the expectations of the investor community, or one or more of the analysts who cover our company downgrade our stock, our stock price could decline. As a result, you may not be able to sell shares of our Class A common stock at prices equal to or greater than the IPO price.

Our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business, financial condition and results of operations.

Portillo's Inc. Form 10-K | 26

Changes in accounting principles applicable to us could have a material adverse effect.

Generally accepted accounting principles in the United States of America ("GAAP") are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our financial condition and results of operations, and could affect the reporting of transactions completed before the announcement of a change.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions that may be initiated by our stockholders, and designates the federal district courts of the United States as the sole and exclusive forum for claims arising under the Securities Act, which, in each case could limit our stockholders’ ability to obtain a favorable judicial forum for certain disputes.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware (or if the Court of Chancery lacks jurisdiction, a state court located within the State of Delaware or the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (a) derivative action or proceeding brought on our behalf; (b) action asserting a claim of breach of a fiduciary duty owed by or other wrongdoing by any current or former director, officer, employee, agent or stockholder to us or our stockholders; (c) action asserting a claim arising under any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws (as either may be amended from time to time), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (d) action asserting a claim governed by the internal affairs doctrine. For the avoidance of doubt, our amended and restated certificate of incorporation also provides that the foregoing exclusive forum provision does not apply to actions brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or any rules or regulations promulgated thereunder, or any other claim or cause of action for which the federal courts have exclusive jurisdiction.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act or the rules and regulations promulgated thereunder. Pursuant to the Exchange Act, claims arising thereunder must be brought in federal district courts of the United States.

To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring or holding any interest in any shares of our capital stock shall be deemed to have notice of and consented to the forum provision in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with us or our directors, officers, other stockholders or employees, which may discourage such lawsuits, make them more difficult or expensive to pursue and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

As a public company, we incur significant costs to comply with the laws and regulations affecting public companies which could harm our business and results of operations.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing requirements of the Nasdaq, and other applicable securities rules and regulations. These rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly, particularly after we cease to be an emerging growth company as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. For example, these rules and regulations could make it more difficult and more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board or our Board committees or as executive officers. Our management and other personnel devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We may need to hire more team members in the future to comply with these requirements, which will increase our costs and expenses.

Portillo's Inc. Form 10-K | 27

Our management team and other personnel devote a substantial amount of time to compliance initiatives and we may not successfully or efficiently manage our transition to a public company. To comply with the requirements of being a public company, including the Sarbanes-Oxley Act, we will need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff or outsourcing certain functions to third parties, which could have a material adverse effect on our business, financial condition and results of operations.

Our annual and quarterly results of operations may fluctuate, and if our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and securities analysts, the trading price of our Class A common stock may decline.

Our annual and quarterly results of operations may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these risk factors as well as the following:

•variations in the timing and volume of our sales;
•the timing of expenditures in anticipation of future sales;
•planned or actual changes to our capital or debt structure;
•strategic actions by us or our competitors, such as sales promotions, acquisitions or restructurings;
•significant litigation;
•legislation or other regulatory developments affecting us or our industry;
•changes in competitive and economic conditions generally;
•general market conditions; and
•changes in the cost or availability of our ingredients or labor.

Fluctuations in our annual and quarterly results of operations may cause those results to fall below the guidance that we have provided to the public or the expectations of our investors and securities analysts, which could cause the trading price of our Class A common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our Class A common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish and other unanticipated issues may arise.

In addition, we believe that our quarterly results of operations may vary in the future and that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our home office is located at 2001 Spring Road, Suite 400, Oak Brook, IL 60523. We lease our home office.

Our restaurant footprint consists of 69 Portillo’s restaurants across nine states, including a restaurant owned by C&O, of which Portillo’s owns 50% of the equity. We operate two food production commissaries in Illinois. We do not own any real property and lease all of our properties on which we operate restaurants and commissaries. We also have three non-traditional locations in operation including a food truck, a ghost kitchen in Chicago (small kitchen with no store-front presence, used to fill online orders), and a concessions partnership.

Portillo's Inc. Form 10-K | 28

As of December 26, 2021, we operated 69 restaurants located in the following states:

State	Number of Restaurants
Arizona	4
California	2
Florida	3
Illinois	44
Indiana	7
Iowa	1
Michigan	1
Minnesota	3
Wisconsin	4
Total	69

ITEM 3.    LEGAL PROCEEDINGS

The disclosure provided in Part II, Item 8 "Financial Statements And Supplementary Data, Note 18. Contingencies" is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

Portillo's Inc. Form 10-K | 29

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock began trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol "PTLO" on October 21, 2021, prior to that date, there was no public market for our Class A common stock.

Our Class B common stock is neither listed nor traded on any stock exchange.

Holders of Record

As of March 3, 2022, there were approximately 17 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of March 3, 2022, there were 14 shareholders of record of our Class B common stock.

Dividend Policy

No dividends have been declared or paid on our shares of common stock. We do not anticipate paying any cash dividends on any of our shares of common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board may deem relevant.

Securities Authorized for Issuance under Equity Incentive Plans

See Part III, Item 12 "Securities Ownership of Certain Beneficial Owners and Management Related Stockholder Matters" below.

Portillo's Inc. Form 10-K | 30

Stock Performance Graph

The following graph and table illustrate the total return from October 21, 2021 through December 26, 2021 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor’s 500 Restaurants Index, assuming an investment of $100 on October 21, 2021 of Portillo's Inc. stock or on September 30, 2021 in the indices, including the reinvestment of dividends.

COMPARISON OF 3 MONTH CUMULATIVE TOTAL RETURN*
Among Portillo's Inc, the S&P 500 Index
and the S&P 500 Restaurants Index
$160
$140
$120
$100
$80
$60
$40
$20
$0
10/21/21
11/1/21
12/1/21
12/26/21
Portillo's Inc
S&P 500
S&P 500 Restaurants

	10/21/2021	11/1/2021	12/1/2021	12/26/2021
Portillo's Inc.	$100.00	$143.51	$127.94	$131.75
S&P 500	100.00	107.01	106.26	111.03
S&P 500 Restaurants	100.00	99.46	99.75	108.31

*$100 invested on 10/21/21 in Portillo's Inc. stock or 9/30/21 in indices, including reinvestment of dividends.
Indices calculated on month-end basis.
Source Data: Research Data Group, Inc.

Portillo's Inc. Form 10-K | 31

Recent Sale of Unregistered Securities

Simultaneously with the consummation of our initial public offering ("IPO") on October 25, 2021, we issued 35,673,321 shares of Class B common stock and an equal amount of LLC Units to the pre-IPO LLC Members (both as defined in the Registration Statement, discussed below). Subsequent to the IPO, we acquired certain affiliates of the pre-IPO LLC Members, by merger, for which we issued 12,496,361 shares of our Class A common stock and canceled 12,496,361 shares of Class B common stock held by those entities. The issuances of the Class B common stock and the Class A common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

The pre-IPO LLC Members, from time to time following the IPO, may require PHD Group Holdings LLC and its subsidiaries ("Portillo's OpCo") to redeem or exchange all or a portion of their LLC Units for newly-issued shares of Class A common stock on a one-for-one basis (and their shares of Class B common stock will be canceled on a one-for-one basis upon any such issuance).

Use of Proceeds from Registered Securities

On October 20, 2021, the Company's registration statement on Form S-1, as amended (Registration No. 333-259810) (the "Registration Statement"), was declared effective by the SEC for the IPO of our Class A common stock. We registered the offering and sale of 23,310,810 shares of the Class A common stock (including 3,040,540 shares sold to the underwriters pursuant to their overallotment option). On October 25, 2021, the Company completed its IPO of 23,310,810 shares of Class A common Stock, for an aggregate offering price of $466.2 million. The underwriters were Jefferies LLC, Morgan Stanley & Co. LLC, BofA Securities, Inc., Piper Sandler & Co., Robert W. Baird & Co. Incorporated, UBS Securities LLC, William Blair & Company, L.L.C, Guggenheim Securities, LLC, Stifel, Nicolaus & Company, Incorporated, Loop Capital Markets LLC and Samuel A. Ramirez & Company Inc..

At the closing, we received net proceeds of approximately $430.0 million, after deducting the underwriting discount of approximately $29.1 million and related fees and expense of approximately $7.1 million. The net proceeds and cash on hand were used as follows:

•to repay the redeemable preferred units in full (including the redemption premium) of $221.7 million;
•to repay all of the borrowings outstanding under the Second Lien Credit Agreement (including any prepayment penalties) of $158.1 million; and
•to purchase LLC Units or shares of Class A common stock from certain pre-IPO LLC members of $57.0 million.

There has been no material change to the use of proceeds as described in the final prospectus filed on October 22, 2021.

Issuer Purchases of Equity Securities

None.

ITEM 6.     SELECTED FINANCIAL DATA

Not Applicable

Portillo's Inc. Form 10-K | 32

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "potential," "project," "projection," "plan," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.

All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A "Risk Factors" and in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The forward-looking statements included in this Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

For a comparison of results of operations and financial condition for fiscal years 2020 and 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus filed with the SEC on October 22, 2021.

We use a 52- or 53-week fiscal year ending on the Sunday prior to December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. We believe the difference in reporting periods does not have a material impact on comparability. Fiscal 2021 and 2020 each consisted of 52 weeks.

Overview

Portillo’s serves iconic Chicago street food through high-energy, multichannel restaurants designed to ignite the senses and create a memorable dining experience. Since our founding in 1963 in a small trailer which Dick Portillo called “The Dog House,” we have grown to become a treasured brand with a passionate (some might say obsessed) nationwide following. We create a consumer experience like no other by combining the best attributes of fast casual and quick service concepts with an exciting energy-filled atmosphere and restaurant model capable of generating tremendous volumes. Nearly all of our restaurants were built with double lane drive-thrus and have been thoughtfully designed with a layout that accommodates a variety of access modes including dine-in, carryout, delivery and catering in order to quickly and efficiently serve our guests. No matter how our guests order from us, our highly productive kitchens and team members consistently serve high-quality food and deliver a memorable guest experience. We believe the combination of our craveable food, multichannel sales model, dedication to operational excellence, and a distinctive culture driven by our team members gives us a competitive advantage.

As of December 26, 2021, we owned and operated 69 Portillo’s restaurants across nine states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-K | 33

Recent Developments and Trends

Fiscal 2021 Highlights

Our fiscal 2021 financial highlights include:

•Total revenue increased 17.5% or $79.5 million to $535.0 million;
•Same-restaurant sales increased 10.5%;
•Operating income decreased $27.3 million to $30.0 million;
•Net income decreased $25.7 million to a net loss of $13.4 million;
•Restaurant-Level Adjusted EBITDA* increased $20.1 million to $142.1 million; and
•Adjusted EBITDA* increased $10.7 million to $98.5 million.

* Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net (loss) income and Restaurant-Level Adjusted EBITDA to operating income, the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

In addition, we completed an initial public offering ("IPO") of 23,310,810 shares of the Company's Class A common stock (including 3,040,540 shares sold to the underwriters pursuant to their overallotment option) at an offering price of $20.00 per share. The Company received aggregate net proceeds of approximately $430.0 million (after deducting underwriting discounts and commissions and other offering expenses). The net proceeds and cash on hand were used as follows:

•to repay the redeemable preferred units in full (including the redemption premium) of $221.7 million;
•to repay all of the borrowings outstanding under the Second Lien Credit Agreement (including any prepayment penalties) of $158.1 million; and
•to purchase LLC Units or shares of Class A common stock from certain pre-IPO LLC members of $57.0 million.

COVID-19 Developments

As the COVID-19 pandemic continues and new variants emerge, such as Omicron in late 2021, our priority has been ensuring the health and safety of our team members and guests, and compliance with the applicable safety regulations. We first began to experience impacts from the COVID-19 pandemic during the second half of March 2020, as federal, state and local governments began to react to the public health crisis by encouraging or requiring social distancing, instituting stay-at-home orders, and requiring, in varying degrees, restaurant dine-in limitations, capacity limitations or other restrictions that largely limited restaurants to take-out, drive-thru and delivery sales.

We experienced a steady recovery during the year ended December 26, 2021, all while continuing to support our team members, guests and the communities in which we operate during the pandemic. Same-restaurant sales increased 0.8% in the first quarter ended March 28, 2021, increased 25.0% in the second quarter ended June 27, 2021, increased 6.8% in the third quarter ended September 26, 2021 and increased 10.3% in the fourth quarter ended December 26, 2021 versus the comparable periods in 2020. The Omicron variant began quickly spreading during the end of the fourth quarter 2021 and our sales, particularly our seasonal catering sales, were negatively impacted during the last few weeks of the fourth quarter. Impacts also included staffing shortages that carried into the first several weeks of fiscal 2022. However, the Company did see improvements in sales trends and staffing levels beginning in mid-January 2022.

During fiscal 2021, we also experienced certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic as well as changes in customer demand and behaviors. While we expect these shortages and delays may continue into fiscal 2022, we view them to be temporary and do not believe they will have a material impact to our long-term growth and profitability. Absent significant and prolonged COVID-19 relapses or global economic disruptions, and based on the current trend of our business operations and our focused efforts to elevate customer experiences and enhance digital capabilities, we are confident in the strength of our brand to deliver consistent growth. We anticipate additional wage investments, along with increased supply chain and commodity costs, will have an impact to Restaurant-Level Adjusted EBITDA Margin in fiscal 2022. We plan to partially offset these expense increases through menu price increases and operational efficiencies. During the fourth quarter of 2021, we increased certain menu prices by approximately 3.0%, and during the first quarter of 2022, we increased certain prices to reflect an approximate 1.5% increase to menu prices, both actions to counter increases in labor and commodity expenses.

Portillo's Inc. Form 10-K | 34

Development Highlights

In fiscal 2021, we opened five new restaurants, successfully executing on our targeted growth plan for the year. We entered new markets this year in Detroit, Michigan and Orlando, Florida. We also opened additional restaurants in our current markets, opening restaurants in Arizona, Indiana and Wisconsin. Below are the restaurants opened during fiscal 2021:

Location	Opening Date
Sterling Heights, Michigan	March 2021
Orlando, Florida	April 2021
Glendale, Arizona	May 2021
Westfield, Indiana	November 2021
Madison, Wisconsin	November 2021

Going forward, we plan to increase our number of restaurants by approximately 10% annually. Our near-term restaurant growth strategy is focused on leveraging our proven unit economic model primarily in adjacent and national markets outside Chicagoland with favorable macro-economic tailwinds where we already have a presence and brand awareness. We will also add select new restaurants in the Chicagoland market. For fiscal 2022, we are targeting opening seven new restaurants. Our development strategy for 2022 will focus on adding at least one restaurant in the Chicagoland market, as well as the expected opening of our first restaurant in Texas, and the remaining restaurants in adjacent and national markets outside Chicagoland. In February 2022, we opened our first off-premise only restaurant, located in Joliet, Illinois featuring three drive-thru lanes and a pick-up area at the restaurant.

Menu Innovation

Our primary strategy for menu innovation is to drive traffic through truly craveable foods that can be made with a Portillo's spin. New menu items are introduced when we believe they will offer superior guest satisfaction and typically coincide with the removal of an existing menu item to ensure a manageable menu size, so that our team members can maintain the operational efficiency that enables our high volumes and consistently high quality offerings. Fiscal 2021 marked a year of great achievements in menu innovation for us. We began offering a Spicy Chicken sandwich which features a spicy giardiniera sauce, a new signature sauce that can be used across multiple offerings. We also offer seasonal shakes and specialty cakes to compliment our existing menu.

Heart of Portillo's Foundation

We care deeply about our people and believe that by taking care of our team members, they will in turn take care of our guests. In June 2020 in response to the difficulties faced as a result of the COVID-19 pandemic, we started the “Heart of Portillo’s Fund,” a 501(c)(3) charitable fund within the Portillo’s organization that raised over $250,000 from members of the Portillo’s family to provide emergency assistance to other team members in need in 2021. In 2021, the fund awarded over 40 grants and has provided support for expenses following illness or injury, the unexpected death of a family member and other financial hardships.

Portillo's Inc. Form 10-K | 35

Consolidated Results of Operations

The following table summarizes our results of operations for the fiscal years ended December 26, 2021 and December 27, 2020 (in thousands):

	Fiscal Years Ended
	December 26, 2021		December 27, 2020
REVENUES, NET	$534,952	100.0%	$455,471	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Cost of goods sold, excluding depreciation and amortization	166,764	31.2%	142,446	31.3%
Labor	138,788	25.9%	115,991	25.5%
Occupancy	28,060	5.2%	24,920	5.5%
Other operating expenses	59,258	11.1%	50,169	11.0%
Total restaurant operating expenses	392,870	73.4%	333,526	73.2%

General and administrative expenses	87,089	16.3%	39,854	8.8%
Pre-opening expenses	3,565	0.7%	2,209	0.5%
Depreciation and amortization	23,312	4.4%	24,584	5.4%
Net income attributable to equity method investment	(797)	(0.1)%	(459)	(0.1)%
Other income, net	(1,099)	(0.2)%	(1,537)	(0.3)%
OPERATING INCOME	30,012	5.6%	57,294	12.6%
Interest expense	39,694	7.4%	45,031	9.9%
Loss on debt extinguishment	7,265	1.4%	—	—%
(LOSS) INCOME BEFORE INCOME TAXES	(16,947)	(3.2)%	12,263	2.7%
Income tax benefit	(3,531)	(0.7)%	—	—%
NET (LOSS) INCOME	(13,416)	(2.5)%	12,263	2.7%
Less: Redeemable preferred units accretion	(21,176)	(4.0)%	(20,524)	(4.5)%
NET LOSS ATTRIBUTABLE TO COMMON HOLDERS	(34,592)	(6.5)%	(8,261)	(1.8)%
Net loss attributable to non-controlling interests	(19,408)	(3.6)%	—	—%
NET LOSS ATTRIBUTABLE TO PORTILLO'S INC.	$(15,184)	(2.8)%	$(8,261)	(1.8)%
Revenues, Net

Revenues primarily represent the aggregate sales of food and beverages, net of discounts. Sales taxes collected from customers are excluded from revenues. Revenues in any period are directly influenced by the number of operating weeks in the period, the number of open restaurants, restaurant traffic, our menu prices, third-party delivery platform prices and product mix.

Revenues for the year ended December 26, 2021 were $535.0 million compared to $455.5 million for the year ended December 27, 2020, an increase of $79.5 million or 17.5%. The increase in revenues was primarily attributed to an increase in our average check, increase in transactions and the opening of new restaurants. Two restaurants opened in the fourth quarter of 2020 and five new restaurants opened in the year ended December 26, 2021 positively impacted revenues in the year ended December 26, 2021 by approximately $33.0 million. Same-restaurant sales increased 10.5% during the year ended December 26, 2021, which was attributable to a 7.8% increase in average check and 2.7% increase in transactions. The higher average check was driven by an increase in menu prices and mix of items sold. For the purpose of calculating same-restaurant sales for December 26, 2021, sales for 61 restaurants were included in the Comparable Restaurant Base (as defined in "Key Performance Indicators and Non-GAAP Financial Measures" below) as of the end of fiscal 2021.

Portillo's Inc. Form 10-K | 36

At the end of 2021, the Company began to record the difference in higher third-party delivery menu prices, versus regular menu prices, in revenues. This markup was previously recorded in cost of goods sold, excluding depreciation and amortization. As a result, we anticipate this change to positively impact our same-restaurant sales growth by 2%-3% in each quarter in 2022 and for the full fiscal year 2022, with a corresponding increase to costs of goods sold, excluding depreciation and amortization. There is no anticipated or actual impact on operating income for any period.

Cost of Goods Sold, Excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization includes the direct costs associated with food and beverages, including paper products and third-party delivery commissions. The components of cost of goods sold, excluding depreciation and amortization are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs. We anticipate the comparability of cost of goods sold, excluding depreciation and amortization, to be impacted in 2022 versus 2021 due to the aforementioned change in how the Company records third-party delivery menu prices. There is no anticipated or actual impact on operating income for any period.

Cost of goods sold, excluding depreciation and amortization for the year ended December 26, 2021 was $166.8 million compared to $142.4 million for the year ended December 27, 2020, an increase of $24.3 million or 17.1%. This increase was primarily driven by the opening of two new restaurants in the fourth quarter of 2020, five new restaurants in 2021, an increase in commodity prices, primarily beef, chicken and pork. As a percentage of revenues, cost of goods sold, excluding depreciation and amortization, decreased 0.1% during the year ended December 26, 2021. This decrease was primarily due to an increase in our average check, partially offset by higher commodity prices.

Labor Expenses

Labor expenses include hourly and management wages, bonuses, payroll taxes, workers’ compensation expense, equity-based compensation expense and team member benefits. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs and the performance of our restaurants.

Labor expenses for the year ended December 26, 2021 were $138.8 million compared to $116.0 million for the year ended December 27, 2020, an increase of $22.8 million or 19.7%. This increase was primarily driven by incremental investments to support our team members, including hourly rate increases, training costs and discretionary bonuses and the opening of two new restaurants in the fourth quarter of 2020 and five new restaurants in 2021, partially offset by lower staffing levels and increased productivity in our restaurants. As a percentage of revenues, labor expenses increased 0.5% during the year ended December 26, 2021 primarily due to the aforementioned incremental investments to support our team members, including hourly rate increases, training costs and discretionary bonuses, partially offset by an increase in our average check and lower staffing levels and increased productivity in our restaurants.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance, common area expenses and property taxes.

Occupancy expenses for the year ended December 26, 2021 were $28.1 million compared to $24.9 million for the year ended December 27, 2020, an increase of $3.1 million or 12.6%, primarily driven by the opening of two new restaurants in the fourth quarter of 2020 and five new restaurants opened during in 2021. As a percentage of revenues, occupancy expenses decreased 0.2% during the year ended December 26, 2021 due primarily to the leveraging of higher same-restaurant sales.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other operating expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the year ended December 26, 2021 were $59.3 million compared to $50.2 million for the year ended December 27, 2020, an increase of $9.1 million or 18.1%, primarily driven by the opening of two new restaurants in the fourth quarter of 2020, five new restaurants opened in 2021 and incremental costs associated with cleaning and utilities as a result of continued expansion of our dine-in capacity due to the recovery from the COVID-19 pandemic, as well as an increase in repair and maintenance, variable credit card fees and operating supplies.

Portillo's Inc. Form 10-K | 37

General and Administrative Expenses

General and administrative expenses primarily consist of costs associated with our corporate and administrative functions that support restaurant development and operations, including marketing and advertising costs incurred as well as legal and professional fees. General and administrative expenses also include equity-based compensation expense. General and administrative expenses are impacted by changes in our team member count and costs related to strategic and growth initiatives.

General and administrative expenses for the year ended December 26, 2021 were $87.1 million compared to $39.9 million for the year ended December 27, 2020, an increase of $47.2 million or 118.5%. This increase was primarily driven by an increase in equity-based stock compensation of $29.2 million. In connection with the IPO, as a result of the waiver and the resultant modification in the terms of certain performance-vesting awards, we recognized cash stock-compensation expense of approximately $1.3 million and non-cash stock-compensation expense of approximately $27.3 million for the quarter. The remainder of equity-based compensation expense is related to awards under the 2014 Equity Incentive Plan and 2021 Equity Incentive Plan as described in Note 15. "Equity-Based Compensation" to our consolidated financial statements. The remainder of the increase in general and administrative expenses was driven by an option holder payment in connection with the IPO of $6.6 million, an increase in costs associated with being a public company of $3.2 million, including costs related to the preparation for Sarbanes-Oxley compliance and other transaction-related fees and expenses, and an increase in salaries and wages attributable to annual rate increases, filling open positions, and training program costs for future restaurant managers. In 2020, the lower costs were driven by a disciplined cost reduction strategy across the majority of discretionary spend categories including travel and advertising.

Pre-Opening Expenses

Pre-opening expenses consist primarily of occupancy expenses, which represent rent expense recognized during the period between the date of possession of the restaurant facility and the restaurant opening date, wages, travel for the opening team, food, beverage, and the initial stocking of operating supplies. All such costs incurred prior to the opening are expensed in the period in which the expense was incurred. Pre-opening expenses can fluctuate significantly from period to period, based on the number and timing of openings and the specific pre-opening expenses incurred for each restaurant. Additionally, restaurant openings in new geographic market areas will initially experience higher pre-opening expenses than our established geographic market areas, such as the Chicagoland area, where we have greater economies of scale and incur lower travel and lodging costs for our training team.

Pre-opening expenses for the year ended December 26, 2021 were $3.6 million compared to $2.2 million for the year ended December 27, 2020, an increase of $1.4 million or 61.4%. This increase was due to five new restaurants opened in 2021 compared to two new restaurants opened in 2020.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of recipes, non-compete agreements and favorable leasehold positions.

Depreciation and amortization expense for the year ended December 26, 2021 was $23.3 million compared to $24.6 million for the year ended December 27, 2020, a decrease of $1.3 million or 5.2%. This decrease was primarily attributable to an expiring non-compete intangible asset, partially offset by incremental depreciation of capital expenditures related to the opening of two new restaurants in 2020 and five new restaurants in 2021.

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

Net income attributable to equity method investment for the year ended December 26, 2021 was $0.8 million compared to $0.5 million for the year ended December 27, 2020. This increase was primarily driven by increased revenues due to an increase in guest traffic as a result of the recovery from the COVID-19 pandemic.

Portillo's Inc. Form 10-K | 38

Other Income, Net

Other income, net includes among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains or losses on asset disposals.

Other income, net for the year ended December 26, 2021 was $1.1 million compared to $1.5 million for the year ended December 27, 2020, a decrease of $0.4 million or 28.5%. Other income, net decreased primarily due to a decrease in trading gains in our deferred compensation plan and an increase in losses on asset disposals.

Interest Expense

Interest expense primarily consists of interest and fees on our Credit Facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for year ended December 26, 2021 was $39.7 million compared to $45.0 million for year ended December 27, 2020, a decrease of $5.3 million or 11.9%. This decrease was primarily driven by decreased borrowings on the First Lien Term B-3 Loans and the payoff of the Second Term B-3 Loans with the use of IPO proceeds during the year ended December 26, 2021. There were no outstanding borrowings or repayments under the Revolving Facility during the year ended December 26, 2021.

Loss on Debt Extinguishment

Loss on debt extinguishment for year ended December 26, 2021 was $7.3 million due to prepayment penalties of $3.1 million and the write-off of debt discount and deferred issuance costs of $4.2 million associated with the payoff of the Second Term B-3 Loans. There was no such loss for year ended December 27, 2020.

Income Tax Expense

Portillo's OpCo is treated as a partnership for U.S. federal, as well as state and local income tax purposes and is not subject to taxes. Rather, any taxable income or loss generated by Portillo's OpCo is passed through to and included in the taxable income or loss of its members on a pro rata basis. As of the IPO, we are subject to U.S. federal, as well as state and local income taxes with respect to our allocable share of any taxable income or loss of Portillo's OpCo, as well as any stand-alone income or loss generated by Portillo's Inc.

Income tax benefit for year ended December 26, 2021 was $3.5 million. Our effective income tax rate for year ended December 26, 2021 was 20.9%. There was no income tax expense for year ended December 27, 2020.

Net Loss Attributable to Non-controlling Interests

In connection with the IPO, we became the sole managing member of Portillo's OpCo. We manage and operate the business and control the strategic decisions and day-to-day operations of Portillo’s OpCo and we also have a substantial financial interest in Portillo’s OpCo. Accordingly, we consolidate the financial results of Portillo’s OpCo, and a portion of our net income is allocated to non-controlling interests to reflect the entitlement of the pre-IPO LLC Members who retained their equity ownership in Portillo's OpCo (the "pre-IPO LLC Members"). The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) to Portillo's Inc. and the non-controlling interest holders.

Net loss attributable to non-controlling interests for year ended December 26, 2021 was $19.4 million. There was no such loss for year ended December 27, 2020.

Portillo's Inc. Form 10-K | 39

Key Performance Indicators and Non-GAAP Financial Measures

In addition to the GAAP measures presented in our financial statements, we use the following key performance indicators and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. These key measures include same-restaurant sales, new restaurant openings, average unit volume ("AUV"), Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin. The Company includes these measures because management believes that they are important to day-to-day operations and overall strategy and are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision-making.

	Fiscal Years Ended
	December 26, 2021	December 27, 2020
Total Restaurants (a)	69	64
AUV (in millions) (a)	$8.2	$7.7
Change in same-restaurant sales (b)	10.5%	(7.7)%
Adjusted EBITDA (in thousands)	$98,497	$87,804
Adjusted EBITDA Margin	18.4%	19.3%
Restaurant-Level Adjusted EBITDA (in thousands)	$142,082	$121,945
Restaurant-Level Adjusted EBITDA Margin	26.6%	26.8%

(a) Includes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity, as described in Note 7. "Equity Method Investment" in our consolidated financial statements.
(b) Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). For the years ended December 26, 2021 and December 27, 2020, there were 61 and 56 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity, as described in Note 7. "Equity Method Investment" in our consolidated financial statements.

Average Unit Volume

AUV is the total revenue (excluding gift card breakage) recognized in the Comparable Restaurant Base, divided by the number of restaurants in the Comparable Restaurant Base by period.

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Adjusted EBITDA and Adjusted EBITDA Margin, and Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin. Accordingly, these measures are not required by, nor presented in accordance with GAAP, but rather are supplemental measures of operating performance of our restaurants. You should be aware that these measures are not indicative of overall results for the Company and that Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin do not accrue directly to the benefit of stockholders because of corporate-level expenses excluded from such measures. These measures are supplemental measures of operating performance and our calculations thereof may not be comparable to similar measures reported by other companies. These measures are important measures to evaluate the performance and profitability of our restaurants, individually and in the aggregate, but also have important limitations as analytical tools and should not be considered in isolation as substitutes for analysis of our results as reported under GAAP.

Portillo's Inc. Form 10-K | 40

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income (loss) before depreciation and amortization, interest expense and income taxes, adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing core operating performance as identified in the reconciliation of net income (loss), the most directly comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of total revenues.

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

The following table reconciles net (loss) income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Fiscal Years Ended
	December 26, 2021	December 27, 2020
Net (loss) income	$(13,416)	$12,263
Depreciation and amortization	23,312	24,584
Interest expense	39,694	45,031
Loss on debt extinguishment	7,265	—
Income tax benefit	(3,531)	—
EBITDA	53,324	81,878
Deferred rent (1)	3,161	2,771
Equity-based compensation	30,708	960
Option holder payment and consulting fees (2)	7,744	2,000
Other income (3)	292	130
Transaction-related fees & expenses (4)	3,268	65
Adjusted EBITDA	$98,497	$87,804
Adjusted EBITDA Margin	18.4%	19.3%

(1) Represents the difference between cash rent payments and the recognition of straight-line rent expense recognized over the lease term.
(2) Represents an option holder payment in connection with the IPO and consulting fees related to our former owner.
(3) Represents loss on disposal of property and equipment.
(4) Represents fees and expenses associated with public company readiness.

Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin
Restaurant-Level Adjusted EBITDA is defined as revenue, less restaurant operating expenses, which include cost of goods sold (excluding depreciation and amortization), labor expenses, occupancy expenses and other operating expenses. Restaurant-Level Adjusted EBITDA excludes corporate level expenses and depreciation and amortization on restaurant property and equipment. Restaurant-Level Adjusted EBITDA Margin represents Restaurant-Level Adjusted EBITDA as a percentage of revenue.

We believe that Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin are important measures to evaluate the performance and profitability of our restaurants, individually and in the aggregate.

Portillo's Inc. Form 10-K | 41

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Fiscal Years Ended
	December 26, 2021	December 27, 2020
Operating income	$30,012	$57,294
Plus:
General and administrative expenses	87,089	39,854
Pre-opening expenses	3,565	2,209
Depreciation and amortization	23,312	24,584
Net income attributable to equity method investment	(797)	(459)
Other income, net	(1,099)	(1,537)
Restaurant-Level Adjusted EBITDA	$142,082	$121,945
Restaurant-Level Adjusted EBITDA Margin	26.6%	26.8%

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Facility. As of December 26, 2021, we maintained cash and cash equivalents and restricted cash balance of $39.3 million and had $45.0 million of availability under our Revolver.

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

Based upon current levels of operations and anticipated growth, we expect that cash flows from operations will be sufficient to meet our needs for at least the next twelve months and the foreseeable future.

Liquidity Upon IPO

On October 25, 2021, we completed an IPO of 23,310,810 shares of the Class A common stock (including 3,040,540 shares sold to the underwriters pursuant to their overallotment option). We received net proceeds from the offering of approximately $430.0 million (after deducting underwriting discounts and commissions and other offering expenses). The net proceeds and cash on hand were used as follows:

•to repay the redeemable preferred units in full (including the redemption premium) of $221.7 million;
•to repay all of the borrowings outstanding under the Second Lien Credit Agreement (including prepayment penalties) of $158.1 million; and
•to purchase LLC Units or shares of Class A common stock from certain pre-IPO LLC Members of $57.0 million.

Portillo's Inc. Form 10-K | 42

In connection with the IPO, we entered into a Tax Receivable Agreement ("TRA") with certain of our pre-IPO LLC Members, in which we will generally be required to pay 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize or be deemed to realize, as a result of (i) our allocable share of existing tax basis in depreciable or amortizable assets relating to LLC Units acquired in the IPO, (ii) certain favorable tax attributes acquired by the Company from entities treated as corporations for U.S. tax purposes that held LLC Units prior to the Transactions ("Blocker Companies") (including net operating losses and the Blocker Companies' allocable share of existing tax basis), (iii) increases in our allocable share of then existing tax basis in depreciable or amortizable assets, and adjustments to the tax basis of the tangible and intangible assets, of Portillo’s OpCo and its subsidiaries, as a result of (x) sales or exchanges of interests in Portillo’s OpCo (including the repayment of the redeemable preferred units) in connection with the IPO and (y) future exchanges of LLC Units by pre-IPO LLC Members for Class A common stock and (iv) certain other tax benefits related to entering into the TRA, including payments made under the TRA.

As of December 26, 2021, such TRA obligations totaled $156.6 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $184.2 million as of December 26, 2021. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $156.6 million, primarily over the next 15 years, substantially declining in year 16 through year 47.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities:

(in thousands)	Fiscal Years Ended
	December 26, 2021	December 27, 2020
Net cash provided by operating activities	$42,874	$58,271
Net cash used in investing activities	(36,260)	(21,420)
Net cash used in financing activities	(8,783)	(18,048)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,169)	18,803
Cash and cash equivalents and restricted cash at beginning of period	41,432	22,629
Cash and cash equivalents and restricted cash at end of period	$39,263	$41,432
Operating Activities

Net cash provided by operating activities for the year ended December 26, 2021 was $42.9 million compared to net cash provided by operating activities of $58.3 million for the year ended December 27, 2020, a decrease of $15.4 million or 26.4%. This decrease was driven by an decrease in net income of $25.7 million, a change in operating assets and liabilities of $20.7 million, partially offset by an increase in non-cash charges of $31.0 million.

The $20.7 million change in our operating asset and liability balances was primarily driven by operating assets and liabilities being a use of net cash of $7.0 million in year ended December 26, 2021, compared to a source of net cash of $13.6 million in year ended December 27, 2020 driven by increased payments for insurance, interest and employer social security taxes pursuant to the Coronavirus Aid, Relief, and Economic Security ("CARES") Act for the year ended December 26, 2021 offset by an increase in the receipt of deferred lease incentives and the deferral of employer social security taxes pursuant to the CARES Act in the year ended December 27, 2020. The CARES Act allowed eligible employers to defer the remittance of certain employer social security taxes otherwise payable during calendar year 2020 and remit half of such deferred amounts on or before December 31, 2021 and half on or before December 31, 2022.

Portillo's Inc. Form 10-K | 43

Investing Activities

Net cash used in investing activities was $36.3 million for the year ended December 26, 2021 compared to net cash used in investing activities of $21.4 million for the year ended December 27, 2020, an increase of $14.8 million or 69.3%. This increase was primarily due to the opening of five new restaurants in 2021 compared to two new restaurants in 2020.

Financing Activities

Net cash used in financing activities was $8.8 million for the year ended December 26, 2021 compared to net cash used in financing activities of $18.0 million for the year ended December 27, 2020, a decrease of $9.3 million. For the year ended December 26, 2021, we received proceeds from our IPO of $437.1 million, net of underwriting discounts and commissions. As discussed in Liquidity and Capital Resources, the proceeds were used to repay the redeemable preferred units in full (including the redemption premium) of $221.7 million, to repay all of the borrowings outstanding under the Second Lien Credit Agreement (including prepayment penalties) of $158.1 million; and to purchase LLC Units or shares of Class A common stock from certain pre-IPO LLC Members of $57.0 million. In addition, payments of IPO offering costs were $6.3 million and payments on long term-debt were $3.3 million. During the year ended December 27, 2020, we made repayments on borrowings of $18.3 million.

Revolving Facility and Liens

We maintain a Revolving Facility that provides for a revolving total commitment amount of $50.0 million. The Revolving Facility will mature and all amounts outstanding will be due and payable in June 2024. The Revolving Facility permits the issuance of letters of credit upon our request.

As of December 26, 2021, there were no borrowings outstanding under the Revolver. We had $45.0 million of availability, as of December 26, 2021, after giving effect to $5.0 million in outstanding letters of credit.

In March 2020, we borrowed $40.0 million under the Revolving Facility to enhance liquidity and provide financial flexibility given the uncertain market conditions created by the COVID-19 pandemic. We repaid this amount in full, plus interest, in June 2020.

On April 30, 2020, the Company was granted a loan in the aggregate amount of $10.0 million, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. On May 5, 2020, the Company repaid the $10.0 million proceeds from the loan.

In connection with the IPO, the Company received aggregate net proceeds of approximately $430.0 million after deducting underwriting discounts and commissions and other offering expenses. Net proceeds of $158.1 million were used to repay the Second Lien Term B-3 Loans (including prepayment penalties) in full.

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

The Borrower is subject to certain financial and reporting covenants pursuant to the terms of the First Lien Credit Agreement and Second Lien Credit Agreement. These covenants are customary for these types of debt agreements. As of December 26, 2021, the Company was in compliance with all covenants.

Material Cash Requirements

Our material cash requirements greater than twelve months include:

Long-term debt. Refer to "Note 10. Debt" to the consolidated financial statements for further information of our obligations and the timing of expected payments.

Operating leases obligations. Refer to "Note 11. Operating Leases" to the consolidated financial statements for further information of our obligations and the timing of expected payments.

Portillo's Inc. Form 10-K | 44

Liabilities under the tax receivable agreement. Refer to "Note 16. Income Taxes" to the consolidated financial statements for further information of our obligations.

We also enter into short-term, exclusive contracts with certain vendors to supply us with food, beverages and paper goods, obligating us to purchase specified quantities and/or products at fixed prices. These commitments are cancellable and there are no material financial penalties associated with these agreements in the event of early termination. Additionally, we enter into purchase commitments related to construction, marketing and other service-related arrangements that occur in the normal course of business. Such commitments are typically short-term in nature and are not material as of December 26, 2021.

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. We describe our significant accounting policies in Note 2. "Summary Of Significant Accounting Policies" to the consolidated financial statements.
Critical accounting estimates are defined as those reflective of significant judgments, estimates and uncertainties, which may result in materially different results under different assumptions and conditions. As conditions resulting from the COVID-19 pandemic continue to evolve, the Company expects these judgments and estimates may be subject to change, which could materially impact future periods.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are assessed for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit or an intangible asset is less than its carrying value.

We have one reporting unit which is evaluated for goodwill impairment annually. Fair value of the reporting unit is estimated using the income approach and the market approach. Under the income approach, fair value is based on the present value of estimated future cash flows. The market approach is based upon both the price-earnings multiples of comparable public companies, as well as transactional data from similar companies that were recently sold. Further given the timing of the Transactions, an IPO approach was also applied, which is a form of the market approach using the transactional method. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit and the carrying value of the reporting unit. As of December 26, 2021, the fair value of the reporting unit substantially exceeded its carrying value. No impairment charge was recorded for any period presented.

Our indefinite-lived intangible assets consist of trade names and trade marks (collectively “trade names”). We estimate the fair value of our trade names using a relief-from-royalty income approach. If the fair value of the trade name is less than its carrying value, an impairment loss is recorded for the difference between the estimated fair value and carrying value of the intangible assets. As of December 26, 2021, the fair value of our trade names exceeded its carrying value by greater than 20%. No impairment charge was recorded for any period presented.

Equity-based Compensation

We have granted equity-based awards consisting of non-qualified stock options, restricted stock units, and performance based stock options to team members, officers and directors. Equity-based compensation expense is measured based on the grant-date fair value of those awards and is recognized on a straight-line basis over the vesting period. The grant-date fair value of the stock options is determined using the Black-Scholes option pricing model. The grant-date fair value of the performance based stock options is determined using a Monte Carlo simulation model. Both of these models require the input of highly subjective assumptions, including the fair value of the underlying common stock, the risk-free interest rate, the expected equity volatility, and the expected term of the option.

Portillo's Inc. Form 10-K | 45

Equity-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.

In connection with the IPO, each option under the 2014 Equity Incentive Plan that was outstanding, whether vested or unvested, was substituted for an option to purchase a number of shares of Class A common stock under the 2021 Equity Incentive Plan, and the option holders received a cash payment in respect of their options (whether vested or unvested) in an aggregate amount of approximately $6.6 million, which was recorded in the fourth quarter of 2021. In addition, as a result of the waiver and the resultant modification in the terms of certain performance-vesting awards we recorded compensation expense based on the fair value of the modified awards. Assuming all of the options vest and an offering price of $20.00 per share of Class A common stock, we recognized a cash compensation expense of approximately $1.3 million and a non-cash compensation expense of approximately $26.2 million, each at the modification date in the fourth quarter of fiscal 2021.

Liabilities Under Tax Receivable Agreement

As described in "Liquidity Upon IPO", we are a party to the TRA under which we are contractually committed to pay certain of our pre-IPO LLC Members 85% of the amount of any tax savings that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. Therefore, we would only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. As of December 26, 2021, we recognized $156.6 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would de-recognize the portion of the liability related the benefits not expected to be utilized.

Additionally, we estimate the amount of TRA Payments expected to be paid within the next 12 months and classify this amount as current on our consolidated balance sheet. This determination is based on our estimate of taxable income for the next fiscal year and the timing of the anticipated payments. To the extent our estimate differs from actual results, we may be required to reclassify portions of our liabilities under the TRA between current and non-current.

Income Taxes

We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Portillo’s OpCo and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations, plus payments under the TRA, which will be significant. We intend to cause Portillo’s OpCo to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the TRA. We anticipate that we will account for the income tax effects and corresponding TRA’s effects resulting from future taxable exchanges or redemptions of LLC Units of pre-IPO LLC Members by us or Portillo’s OpCo by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the purchase or redemption.

The amounts recorded for both the deferred tax assets and the liability for our obligations under the TRA were estimated at the time of the IPO as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss).

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of December 26, 2021, we had $74.5 million of deferred tax assets, net of valuation allowances.

Under the provisions of ASC 740—Income Taxes, as it relates to accounting for uncertainties in tax positions, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the tax year ended December 26, 2021, we did not have any uncertain tax positions.

Portillo's Inc. Form 10-K | 46

JOBS Act

We qualify as an emerging growth company ("EGC") pursuant to the provisions of the Jumpstart our Business Startups (“JOBS”) Act. For as long as we are an EGC, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation.

In addition, Section 107 of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An EGC can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the extended transition period.

We will remain an EGC until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Class A common stock pursuant to an effective registration statement, which was October 21, 2021, unless, prior to that time, we have more than $1.07 billion in annual gross revenue, have a market value for our common stock held by non-affiliates of more than $700 million as of the last day of our second fiscal quarter of the fiscal year and a determination is made that we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or issue more than $1.0 billion of non-convertible debt over a three-year period, whether or not issued in a registered offering. We have availed ourselves of the reduced reporting obligations with respect to executive compensation disclosure and expect to continue to avail ourselves of the reduced reporting obligations available to EGCs in future filings.

Portillo's Inc. Form 10-K | 47

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity and Food Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or are affected by the price of other commodities. Factors that affect the price of commodities are generally outside of our control and include foreign currency exchange rates, foreign and domestic supply and demand, inflation, weather, and seasonality. For the majority of our major ingredients, we enter into supply contracts, obligating us to purchase specified quantities. However, the prices associated with these supply contracts are generally not fixed and are typically pegged to a commodity market price and, therefore, fluctuate with the market. Significant increases in the price of commodities could have a material impact on our operating results to the extent that such increases cannot be offset by menu price increases or other operating efficiencies.

Interest Rate Risk

Our Credit Facilities incur interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 26, 2021 and December 27, 2020, we had $325.8 million and $484.1 million, respectively, in outstanding borrowings under our Credit Facilities, excluding unamortized debt discount and deferred issuance costs. Based on the amount outstanding under our Credit Facilities as of December 26, 2021, a change of one hundred basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $3.3 million on an annual basis.

Effects of Inflation

Inflation impacts all our restaurant operating expenses. While we have been able to partially offset inflation and other changes in operating expenses by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate same-restaurant sales growth in an amount sufficient to offset inflationary or other cost pressures.

The restaurant industry and we typically attempt to offset the effect of inflation, at least in part, through periodic menu price increases and various cost reduction programs. A portion of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, an increase in occupancy and related expenses will offset a proportionate share of any menu price increases at our restaurants.

Labor Costs

Wages paid in our restaurants are impacted by changes in federal and state hourly minimum wage rates. Accordingly, changes in the federal and state hourly minimum wage rates directly affect our labor costs. Wages and benefits are also affected by supply and demand forces in specific regions.

Portillo's Inc. Form 10-K | 48

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Portillo's Inc. Form 10-K | 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Portillo’s Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Portillo’s Inc. and subsidiaries (the "Company") as of December 26, 2021 and December 27, 2020, the related consolidated statements of operations, stockholders’ and members’ equity, and cash flows, for each of the three years in the period ended December 26, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 10, 2022

We have served as the Company's auditor since 2014.

Portillo's Inc. Form 10-K | 50

PORTILLO'S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except common unit and per share data)

	December 26, 2021	December 27, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$39,263	$41,432
Accounts receivable	7,840	5,204
Inventory	6,078	5,075
Prepaid expenses	5,836	2,915
Total current assets	59,017	54,626
Property and equipment, net	190,834	174,769
OTHER ASSETS:
Goodwill	394,298	394,298
Trade names	223,925	223,925
Other intangible assets, net	35,832	42,255
Equity method investment	16,170	16,015
Deferred tax asset	74,455	—
Other assets	5,042	4,334
Total other assets	749,722	680,827
TOTAL ASSETS	$999,573	$910,222

LIABILITIES, REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,249	$21,427
Current portion of long-term debt	3,324	3,324
Current deferred revenue	6,893	6,774
Accrued expenses	29,472	34,827
Total current liabilities	66,938	66,352
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	315,829	466,380
Deferred rent	32,174	26,694
Tax receivable agreement liability	156,638	—
Other long-term liabilities	4,588	9,516
Total long-term liabilities	509,229	502,590
Total liabilities	576,167	568,942

COMMITMENTS AND CONTINGENCIES (NOTE 18)
REDEEMABLE PREFERRED UNITS, — and 100,000 units authorized, issued and outstanding as of December 26, 2021 and December 27, 2020, respectively (preferred liquidation amount 101%)	—	200,571

STOCKHOLDERS' EQUITY:
Member's Equity	—	140,709
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, — issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 35,807,171 shares issued and outstanding	358	—
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 35,673,321 shares issued and outstanding	—	—
Additional paid-in-capital	186,856	—
Accumulated deficit	(15,950)	—
Total stockholders' equity attributable to Portillo's Inc.	171,264	140,709
Non-controlling interest	252,142	—
Total stockholders' equity	423,406	140,709
TOTAL LIABILITIES, REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS' EQUITY	$999,573	$910,222
See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 51

PORTILLO'S INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Fiscal Years Ended
	December 26, 2021	December 27, 2020	December 29, 2019

REVENUES, NET	$534,952	$455,471	$479,417

COST AND EXPENSES:
Restaurant operating expenses:
Cost of goods sold, excluding depreciation and amortization	166,764	142,446	149,063
Labor	138,788	115,991	134,206
Occupancy	28,060	24,920	24,538
Other operating expenses	59,258	50,169	54,540
Total restaurant operating expenses	392,870	333,526	362,347

General and administrative expenses	87,089	39,854	43,118
Pre-opening expenses	3,565	2,209	2,834
Depreciation and amortization	23,312	24,584	24,364
Net income attributable to equity method investment	(797)	(459)	(766)
Other income, net	(1,099)	(1,537)	(1,402)
OPERATING INCOME	30,012	57,294	48,922
Interest expense	39,694	45,031	43,367
Loss on debt extinguishment	7,265	—	—
(LOSS) INCOME BEFORE INCOME TAXES	(16,947)	12,263	5,555
Income tax benefit	(3,531)	—	—
NET (LOSS) INCOME	(13,416)	12,263	5,555
Less: Redeemable preferred units accretion	(21,176)	(20,524)	(18,424)
NET LOSS ATTRIBUTABLE TO COMMON HOLDERS	(34,592)	(8,261)	(12,869)
Net loss attributable to non-controlling interests	(19,408)	—	—
NET LOSS ATTRIBUTABLE TO PORTILLO'S INC.	$(15,184)	$(8,261)	$(12,869)

Loss per common share attributable to Portillo's Inc.:
Basic	$(0.42)	$(0.16)	$(0.25)
Diluted	$(0.42)	$(0.16)	$(0.25)

Weighted-average common shares outstanding:
Basic	35,807,171	51,189,017	51,175,785
Diluted	35,807,171	51,189,017	51,175,785

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 52

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(In thousands, except unit/share data)

FOR THE FISCAL YEARS ENDED DECEMBER 27, 2020 and DECEMBER 29, 2019

	Preferred Units			Class A Common Stock		Class B Common Stock
	Units	Amount	Members' Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling interest	Total Equity
Balance, as of December 31, 2018	100,000	$161,623	158,762	$—	—	$—	$—	$—	$—	$—	$158,762
Net income	—	—	5,555	—	—	—	—	—	—	—	5,555
Cumulative effect of accounting changes	—	—	204	—	—	—	—	—	—	—	204
Unit-based compensation	—	—	1,286	—	—	—	—	—	—	—	1,286
Repayment of subscription receivable	—	—	251	—	—	—	—	—	—	—	251
Issuance of common units	—	—	100	—	—	—	—	—	—	—	100
Redeemable preferred units accretion	—	18,424	(18,424)	—	—	—	—	—	—	—	(18,424)
Balance, as of December 29, 2019	100,000	$180,047	$147,734	—	$—	—	$—	$—	$—	$—	147,734
Net income	—	—	12,263	—	—	—	—	—	—	—	12,263
Unit-based compensation	—	—	960	—	—	—	—	—	—	—	960
Repayment of subscription receivable	—	—	250	—	—	—	—	—	—	—	250
Issuance of common units	—	—	26	—	—	—	—	—	—	—	26
Redeemable preferred units accretion	—	20,524	(20,524)	—	—	—	—	—	—	—	(20,524)
Balance, as of December 27, 2020	100,000	$200,571	$140,709	—	$—	—	$—	$—	$—	$—	$140,709

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 53

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(In thousands, except unit/share data)

FOR THE FISCAL YEARS ENDED DECEMBER 26, 2021
	Preferred Units			Class A Common Stock		Class B Common Stock
	Units	Amount	Members' Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling interest	Total Equity
Balance, as of December 27, 2020	100,000	$200,571	$140,709	—	$—	—	$—	$—	$—	$—	$140,709
Redeemable preferred units accretion and redemption premium	—	21,176	(21,176)	—	—	—	—	—	—	—	(21,176)
Issuance of common units	—	—	100	—	—	—	—	—	—	—	100
Repayment of subscription receivable	—	—	499	—	—	—	—	—	—	—	499
Net income prior to the Transactions	—	—	21,942	—	—	—	—	—	—	—	21,942
Unit-based compensation prior to the Transactions	—	—	492	—	—	—	—	—	—	—	492
Effect of the Transactions	—	—	(142,566)	12,496,361	125	35,673,321	—	71,416	—	71,150	125
Issuance of Class A common stock sold in initial public offering, net of underwriting discounts of $29.1 million and other offering expenses of $7.1 million	—	—	—	23,310,810	233	—	—	372,658	—	—	372,891
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	(185,980)	—	185,980	—
Payoff of redeemable preferred units	(100,000)	(221,747)	—	—	—	—	—	—	—	—	—
Net loss subsequent to the Transactions	—	—	—	—	—	—	—	—	(15,950)	(19,408)	(35,358)
Equity-based compensation subsequent to the Transactions	—	—	—	—	—	—	—	14,477	—	14,420	28,897
Establishment of Tax Receivable Agreement liability and corresponding deferred tax assets	—	—	—	—	—	—	—	(85,715)	—	—	(85,715)
Balance, as of December 26, 2021	—	$—	$—	35,807,171	$358	35,673,321	$—	$186,856	$(15,950)	$252,142	$423,406

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 54

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	December 26, 2021	December 27, 2020	December 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,416)	$12,263	$5,555
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,312	24,584	24,364
Amortization of debt issuance costs and discount	3,607	3,863	2,830
Loss on sales of assets	256	98	271
Equity-based compensation	29,389	960	1,286
Deferred rent and tenant allowance	4,120	3,888	3,159
Deferred income tax benefit	(3,532)	—	—
Amortization of deferred lease incentives	(388)	(330)	(251)
Gift card breakage	(715)	(700)	(774)
Loss on debt extinguishment	7,265	—	—
Changes in operating assets and liabilities:
Accounts receivables	(777)	(753)	33
Receivables from related parties	(152)	280	414
Inventory	(1,003)	(1,180)	(141)
Other current assets	(2,921)	(416)	1,804
Accounts payable	1,788	1,354	(1,785)
Accrued expenses and other liabilities	(4,521)	6,573	7,206
Deferred lease incentives	690	2,314	400
Other assets and liabilities	(128)	5,473	(1,046)
NET CASH PROVIDED BY OPERATING ACTIVITIES	42,874	58,271	43,325
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(36,183)	(21,452)	(22,045)
Purchase of investment securities	(200)	—	—
Proceeds from the sale of property and equipment	123	32	33
NET CASH USED IN INVESTING ACTIVITIES	(36,260)	(21,420)	(22,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term debt	—	(15,000)	9,000
Proceeds from long-term debt	—	—	464,110
Payments of long-term debt	(158,324)	(13,324)	(471,842)
Proceeds from Paycheck Protection Program loan	—	10,000	—
Payment of long-term debt prepayment penalty	(3,100)	—	—
Proceeds from equity offering, net of underwriting discounts	437,078	—	—
Repurchase of outstanding equity / Portillo's OpCo units	(57,010)	—	—
Payment of preferred units and preferred units liquidation	(221,747)	—	—
Payment of initial public offering issuance costs	(6,279)	—	—
Proceeds from issuance of common units	100	26	100
Repayment of stock subscription receivable	499	250	251
Payment of deferred financing costs	—	—	(13,340)
NET CASH USED IN FINANCING ACTIVITIES	(8,783)	(18,048)	(11,721)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2,169)	18,803	9,592
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	41,432	22,629	13,037
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$39,263	$41,432	$22,629

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 55

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	December 26, 2021	December 27, 2020	December 29, 2019
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$43,544	$34,294	$36,506
Income tax paid	—	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$2,195	$5,008	$1,058
Redeemable preferred units accretion	(21,176)	(20,524)	(18,424)
Deferred offering costs in accounts payable	771	—	—
Establishment of liabilities under Tax Receivable Agreement	156,638	—	—

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 56

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF BUSINESS

Portillo’s Inc. (the "Company") was formed and incorporated as a Delaware corporation on June 8, 2021. The Company was formed for the purpose of completing a public offering and related reorganization transactions (collectively, the "Transactions”) in order to carry on the business of PHD Group Holdings LLC and its subsidiaries ("Portillo's OpCo"). Following the consummation of the Transactions on October 20, 2021, the Company became the sole managing member of Portillo’s OpCo, and as sole managing member, the Company operates and controls all of the business and affairs of Portillo's OpCo. As a result, the Company consolidates the financial results of Portillo's OpCo and reports a non-controlling interest representing the economic interest in Portillo's OpCo held by the other members of Portillo's OpCo (the "pre-IPO LLC Members"). Unless the context otherwise requires, references to "we," "us," "our," "Portillo's," and the "Company" refer to Portillo's Inc. and its subsidiaries, including Portillo's OpCo.

We operate fast-casual restaurants in Illinois, Indiana, California, Arizona, Florida, Wisconsin, Minnesota, Iowa and Michigan, along with two food production commissaries in Illinois. As of December 26, 2021 and December 27, 2020, the Company had 68 and 63 restaurants in operation, respectively. The Company also had 3 and 4 non-traditional locations in operation as of December 26, 2021 and December 27, 2020, respectively. These non-traditional locations include a food truck, ghost kitchen (small kitchen with no store-front presence, used to fill online orders), and concessions. Portillo's Inc., additionally has a 50% interest in a single restaurant in Chicago, IL, that is referred to in Note 7. "Equity Method Investment." There were no restaurant closings during any period presented in the financial statements. The Company’s principal corporate offices are located in Oak Brook, Illinois.

Initial Public Offering

The Company's registration statement on Form S-1, as amended (Registration No. 333-259810), related to its initial public offering ("IPO") was declared effective October 20, 2021, and the Company's Class A common stock began trading on the Nasdaq Global Select Market under the symbol "PTLO" on October 21, 2021. On October 25, 2021, the Company completed its IPO of 23,310,810 shares of the Company's Class A common stock (including 3,040,540 shares sold to the underwriters pursuant to their overallotment option), at an offering price of $20.00 per share. The Company received aggregate net proceeds of approximately $430.0 million after deducting underwriting discounts and commissions of $29.1 million and other offering expenses of approximately $7.1 million.

In connection with the IPO, we completed the following:

•We amended and restated the limited liability company agreement of Portillo’s OpCo ("LLC Agreement") to, among other things, convert all outstanding equity interests (except for those redeemable preferred units which were redeemed in connection with the IPO) into LLC Units.

•We became the sole managing member of Portillo's OpCo. Because we manage and operate the business and control the strategic decisions and day-to-day operations of Portillo’s OpCo and because we also have a substantial financial interest in Portillo’s OpCo, we consolidated the financial results of Portillo’s OpCo, and a portion of our net income was allocated to non-controlling interests to reflect the entitlement of the pre-IPO LLC Members who retained their equity ownership in Portillo's OpCo. In addition, because Portillo’s OpCo was under the common control of the pre-IPO LLC Members before and after the Transactions, we measured the assets and liabilities of Portillo’s OpCo at their carrying amounts as of the date of the completion of the Transactions.

•We amended and restated our certificate of incorporation to authorize the issuance of two classes of common stock: Class A common stock and Class B common stock. Each share of Class A common stock and Class B common stock entitles its holder to one vote per share on all matters submitted to a vote of our stockholders. The Class B common stock is not entitled to economic interests in Portillo’s Inc.

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

Portillo's Inc. Form 10-K | 57

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the IPO, the Company entered into a Tax Receivable Agreement ("TRA") with certain pre-IPO LLC Members, in which the Company will be generally obligated to pay 85% of the amount of applicable cash savings, if any, in U.S. federal, state, and local income tax that the Company actually realizes or is deemed to realize as a result of (i) our allocable share of existing tax basis in depreciable or amortizable assets relating to LLC Units acquired in the IPO, (ii) certain favorable tax attributes acquired by the Company from Blocker Companies (including net operating losses and the Blocker Companies' allocable share of existing tax basis), (iii) increases in our allocable share of then existing tax basis in depreciable or amortizable assets, and adjustments to the tax basis of the tangible and intangible assets, of Portillo’s OpCo and its subsidiaries, as a result of (x) sales or exchanges of interests in Portillo’s OpCo (including the repayment of the redeemable preferred units) in connection with the IPO and (y) future or exchanges of LLC Units by pre-IPO LLC Members for Class A common stock and (iv) certain other tax benefits related to entering into the TRA, including payments made under the TRA. We will retain the benefit of the remaining 15% of these tax savings.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements as of December 26, 2021 and December 27, 2020 include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company does not have any components of other comprehensive income (loss) recorded within its consolidated financial statements, and therefore, does not separately present a statement of comprehensive income (loss).

Fiscal Year

In fiscal year 2019, the Company changed from a calendar year ending on December 31 to a 52-53 week fiscal year ending on the Sunday prior to December 31, effective beginning with the first quarter of 2019. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2021, 2020 and 2019 each consisted of 52 weeks. The fiscal periods presented in this report are years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively. Unless otherwise stated, references to years in this report relate to fiscal years.

Segment Reporting

The Company owns and operates fast-casual restaurants in the United States, along with two food production commissaries in Illinois. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer ("CEO"). As the CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, the Company has one operating segment and one reportable segment.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Significant estimates inherent in the preparation of the consolidated financial statements include useful lives and impairments of long-lived tangible and intangible assets, accounting for income taxes and related uncertain tax positions, the valuation of equity-based compensation and awards, and reserves for litigation and other contingencies, amongst others. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

Cash includes amounts that are either held in the Company’s bank accounts or represent deposits in transit. Amounts receivable from credit card processors are considered cash equivalents because they are both short in term and highly liquid in nature and are typically converted to cash within three business days of the sales transactions.

Restricted cash includes amounts that are held in the Company’s bank accounts subject to minimum balance requirements for medical claim disbursements and escrow requirements related to certain new restaurant construction projects.

Portillo's Inc. Form 10-K | 58

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable

Accounts receivable consist primarily of vendor rebates, tenant improvement receivables, and delivery receivables as well as receivables from related parties (see Note 19. "Related Party Transactions"). The Company evaluates the collectability of its accounts receivable based on a variety of factors, including historical experience, current and future economic and market conditions and other factors. Based on these factors, no allowance for uncollectible accounts was recorded at December 26, 2021 or December 27, 2020.

Inventory

Inventory, which consists mainly of food products, is valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out (FIFO) method. The Company had no allowance and a $0.06 million allowance for excess and obsolete inventories as of December 26, 2021 and December 27, 2020, respectively. The estimate was based on the value of slow-moving catering trays and the likelihood that the overstocked volume will be sold prior to expiration date. No other adjustment is deemed necessary to reduce inventory to lower of cost or net realizable value due to the rapid turnover and high utilization of inventory.

Certain of the Company’s inventories are held at its distributors on a short-term consignment basis. Inventories subject to these consignment arrangements are recorded on the Company’s consolidated balance sheet and totaled $0.4 million and $0.2 million as of December 26, 2021 and December 27, 2020, respectively.

Long-Lived Assets and Valuation

The Company’s long-lived assets include property and equipment and definite-lived intangible assets. Depreciation and amortization are computed using the straight-line method. Except for leasehold improvements, depreciation is computed over the estimated useful life of each asset (generally ranging from three to ten years). Leasehold improvements are amortized over the shorter of the estimated lives of the asset or the lease term.

The Company reviews its long-lived assets, including property and equipment and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. Recoverability is measured by a comparison of the carrying amount to future undiscounted cash flows that are expected to be generated by the asset or asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value exceeds the estimated fair value. Restaurant-level assets are grouped by restaurant for the purpose of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No impairment charge was recorded for any period presented.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are assessed for impairment annually in the fourth quarter or more frequently if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit or an intangible asset is less than its carrying value. The Company has one reporting unit which is evaluated for impairment annually. Fair value of the reporting unit is estimated using the income approach and the market approach. Further given the timing of the Transactions, an IPO approach was also applied, which is a form of the market approach using the transactional method. Under the income approach, fair value is based on the present value of estimated future cash flows. The market approach is based upon both the price-earnings multiples of comparable public companies, transactional data from similar companies that were recently sold, and transactional data from the Company's IPO. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit and the carrying value of the reporting unit.

The Company’s indefinite-lived intangible assets consist of trade names and trade marks (collectively “trade names”). The Company estimates the fair value of its trade names using a relief-from-royalty income approach. If the fair value of the trade name is less than its carrying value, an impairment loss is recorded for the difference between the estimated fair value and carrying value of the intangible assets.

Portillo's Inc. Form 10-K | 59

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3—Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Reverse Common Unit Split

On October 20, 2021, the members of Portillo's OpCo amended the LLC Agreement, effecting a 7.4-for-1 reverse common unit split. All applicable unit data, per unit amounts and related information in the consolidated financial statements and notes thereto for the year ended December 27, 2020 and December 29, 2019 have been adjusted retroactively to give effect to the 7.4-for-1 reverse common unit split.

Offering Costs

In connection with the IPO, Portillo's OpCo incurred certain legal, accounting, and other IPO-related costs. Such costs are recorded in stockholders’ equity as a reduction from the proceeds of the offering. As of December 26, 2021, $7.1 million of offering costs had been recorded in stockholders' equity.

Revenue Recognition

Revenues from retail restaurants are presented net of discounts and recognized when food and beverage products are sold to the end customer. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.

The Company offers delivery services to its customers. For delivery sales through Portillos.com or the Portillo's App, the Company recognizes revenue, including delivery fees, when the performance obligation is complete and the food is transferred to the customer. For delivery sales through a non-Company owned channel, such as the delivery partner’s website or app, as of the end of 2021, we recognize marketplace sales, including third-party delivery menu price premiums, as revenue when the control of the food is transferred to the delivery service, excluding any delivery or service fees charged to the customer. Prior to the end of 2021, this price premium was previously recorded in cost of goods sold, excluding depreciation and amortization. The amount of the price premium recorded in 2021 and prior periods is not material and there is no anticipated or actual impact on operating income or net income for any period.

Generally, revenue is recognized as promised goods or services transfer to the guest or customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Refer to Note 3. "Revenue Recognition" for additional detail.

Commitments

The majority of the food products the Company purchases are subject to changes in price primarily due to the effect of supply and demand of the commodities, in particular, proteins, dairy, produce, and grains. Overall pricing agreements are established in an effort to maintain a more consistent food cost without creating long-term purchase commitments.

Portillo's Inc. Form 10-K | 60

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Employee Benefits

The Company sponsors a 401(k) plan for all employees that are eligible based upon age and length of service. The expenses incurred for Company matching contributions to the plan were approximately $0.5 million, $0.4 million and $0.4 million for the years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively.

The Company offers a non-qualified deferred compensation plan to certain officers and other members of management. Under the plan, eligible employees may defer up to 80% of their annual salary and annual bonus. The Company has elected to fund its deferred compensation obligations through a rabbi trust. The rabbi trust is subject to creditor claims in the event of insolvency, but such assets are not available for general corporate purposes. Assets held in the rabbi trust are invested in mutual funds, which are purchased and held principally for the purpose of selling them in the near term, and are classified as trading securities and carried at fair value.

Equity-Based Compensation

The Company has issued non-qualified stock options, restricted stock units, and performance based stock options. Equity-based compensation expense is measured based on the grant-date fair value of those awards and is recognized on a straight-line basis over the vesting period. Equity-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time. Equity-based compensation expense is included within general and administrative expenses and labor in the consolidated statements of operations.

In connection with the IPO, each option under the 2014 Equity Incentive Plan ("2014 Plan") that was outstanding, whether vested or unvested, was substituted for an option to purchase a number of shares of Class A common stock under the 2021 Equity Incentive Plan ("2021 Plan"), and the option holders received a cash payment in respect of their options (whether vested or unvested) in an aggregate amount of approximately $6.6 million, which was recorded in the fourth quarter of 2021. In addition, as a result of the waiver and the resultant modification in the terms of certain performance-vesting awards we recorded compensation expense based on the fair value of the modified awards. Assuming all of the options vest and an offering price of $20.00 per share of Class A common stock, we recognized a cash compensation expense of approximately $1.3 million and non-cash compensation expense of approximately $26.2 million, each at the modification date in the fourth quarter of fiscal 2021.

Advertising and Marketing Expenses

The costs of producing advertising are expensed the first-time advertising takes place, while the costs of communicating advertising are expensed as services are received. Advertising and marketing expenses totaled $3.1 million, $2.6 million and $4.5 million for the years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively. Advertising and marketing expenses included in other operating expenses in the consolidated statements of operations is primarily related to sponsorships, in-store merchandising, and charitable giving; those included in general and administrative expenses in the consolidated statements of operations primarily consist of branding initiatives.

Leases

The Company leases retail restaurants, commissaries, and office space under operating leases. Some lease agreements contain tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date it takes possession of the leased space for construction purposes as the beginning of the term. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any option is reasonably assured at the inception of the lease. In addition to rental expense, certain leases require the Company to pay a portion of real estate taxes, utilities, building operating expenses, insurance, common area maintenance charges, and other charges.

For rent escalations, and rent holidays, the Company records a deferred rent liability and amortizes the deferred rent over the terms of the leases as reductions to occupancy expense.

Leasehold improvements financed by the landlord through lease incentive allowances are recorded as deferred lease incentives. The Company classifies lease incentive allowances as deferred rent on the consolidated balance sheets and amortizes the lease incentives on a straight-line basis over the defined lease term as an adjustment to occupancy expense.

Portillo's Inc. Form 10-K | 61

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In April 2020, the Financial Accounting Standards Board ("FASB") issued guidance related to rent concessions resulting from the COVID-19 pandemic. This guidance allows entities an election to account for eligible concessions, regardless of their form, either by (1) applying the modification framework for these concessions in accordance with FASB Accounting Standards Codification ("ASC") Topic 840, Leases or (2) accounting for the concessions as if they were made under the enforceable rights included in the original agreement. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the fiscal year ended December 27, 2020, the Company received non-substantial concessions from certain landlords in the form of rent deferrals and abatements. The Company has elected to account for these rent concessions as if they were made under the enforceable rights included in the original agreements. The recognition of rent concessions resulting from the COVID-19 pandemic did not have a material impact on the Company's consolidated financial statements as of December 27, 2020. The Company did not receive any concessions from landlords during the fiscal year ended December 26, 2021 or December 29, 2019.

Pre-Opening Expenses

Pre-opening expenses consist primarily of occupancy expenses, which represent rent expense recognized during the period between the date of possession of the restaurant facility and the restaurant opening date, wages, travel for the opening team, food, beverage and the initial stocking of operating supplies. These are expensed as incurred prior to the restaurant opening for business.

Income and Other Taxes

We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. It intended to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act also allowed eligible employers to defer the remittance of employer social security taxes otherwise payable during calendar year 2020 and remit half of such deferred amounts on or before December 31, 2021 and half on or before December 31, 2022. The Company deferred approximately $5.4 million of social security tax remittances under this provision as of December 27, 2020, of which $2.7 million was paid during the year ended December 31, 2021. The remaining deferred balance of $2.7 million as of December 26, 2021 was included in accounts payable in the consolidated balance sheet.

The CARES Act provides refundable employee retention credits, which can be used to offset payroll tax liabilities. For the year ended December 27, 2020, the Company recorded a benefit of $0.3 million, which is included in other income in the consolidated statement of operations.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the weighted-average number of shares outstanding.

Diluted earnings (loss) per share adjusts the basic earnings (loss) per unit attributable to shareholders and the weighted-average number of units of shares outstanding for the potential dilutive impact of shares, using the treasury-stock method. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common units would have an anti-dilutive effect.

Portillo's Inc. Form 10-K | 62

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"). The pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. The update is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company will adopt this standard on December 27, 2021, electing the optional transition method to apply the standard as of the transition date. As a result, we will not apply the standard to the comparative periods presented. We have elected the transition package of three practical expedients permitted under the new standard, which among other things, allows us to carryforward our historical lease classifications. We also made certain accounting policy elections for new leases post-transition, including the election to combine components. The adoption will have a significant impact to our consolidated balance sheet given the extent of our real estate lease portfolio. We will record a right-of-use asset and lease liability for those leases as well as all other existing leases, the majority of which are real estate operating leases. We expect the adoption to result in a net increase of between $230 million to $270 million in right-of-use assets and $260 million to $300 million in lease liabilities. The difference between the right-of-use assets and lease liabilities, will be recorded as an adjustment through equity. Our existing operating leases will not have a material impact on our statement of operations post-transition. We are substantially complete with our implementation efforts.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference rates but does not expect a significant impact on its consolidated financial statements.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by multiple standards updates. The update was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for GAAP and International Financial Reporting Standards (“IFRS”). The FASB approved a one-year deferral of the effective date of ASU 2014-09, such that it became effective for the annual period beginning after December 15, 2018. The Company adopted the standard effective January 1, 2019 and applied the amendments using the modified retrospective method applied to contracts that were not completed as of the date of adoption. The adoption did not have a material impact on restaurant sales but did impact gift card breakage. The Company sells gift cards to customers, records the sale as a contract liability and recognizes the associated revenue as the gift card is redeemed. A portion of these gift cards are not redeemed by the customer, which is recognized by the Company as revenue in proportion to the pattern of rights exercised by the customer. The expected breakage amount recognized was determined based on a portfolio assessment of historical data on gift card redemption patterns. Upon adoption of this standard, the Company’s retained earnings increased by approximately $0.2 million. Refer to Note 3. "Revenue Recognition" for additional information.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The Company adopted this standard effective December 28, 2020. The adoption of this new standard did not have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements that is a service contract. The Company adopted this standard effective December 28, 2020. Subsequent to the adoption of ASU 2018-15, the Company capitalized such costs within other current assets or other assets on its consolidated balance sheets. The Company amortizes the implementation costs once the system is ready for its intended use, on a straight-line basis, over the term of the related service agreements, including all reasonably certain renewals. The amortization expense related to cloud computing arrangements that are service contracts are recorded within general and administrative expenses or other operating expenses on the Company's consolidated statements of operations. The adoption of this new standard did not have a material effect on our consolidated financial statements.

Portillo's Inc. Form 10-K | 63

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which modifies certain technical guidelines for accounting for income taxes. ASU 2019-12 is effective for reporting periods beginning after December 15, 2022, and early adoption is permitted. The Company adopted the new standard as of December 28, 2020. The adoption of this new standard did not have a material effect on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), an amendment that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendment simplifies accounting for convertible instruments by removing major separation models required under current accounting guidance. In addition, the amendment removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception, and also simplifies the diluted earnings per share calculation in certain areas. The amendment is effective beginning after December 15, 2023, and early adoption is permitted. The Company adopted the new standard as of December 28, 2020. The adoption of this new standard did not have a material effect on our consolidated financial statements.

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

With respect to Dispatch Sales, delivery may be performed by the Company or through a third-party service provider. The Company recognizes revenue, including delivery fees, when the performance obligation is complete and the food is transferred to the customer. For these sales, the Company receives payment directly from the customer at the time of sale.

With respect to Marketplace Sales, the Company recognizes revenue, excluding delivery fees collected by the delivery partner, when the performance obligation is complete, and control of the food is transferred to the delivery partner. The Company receives payment subsequent to the transfer of food. The payment terms with respect to Marketplace Sales are short-term in nature and are generally paid one week in arrears.

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues in the consolidated statements of operations. The Company recognized gift card breakage of $0.7 million in each of the years ended December 26, 2021 and December 27, 2020 and $0.8 million for the year ended December 29, 2019, respectively.

The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability is included in current deferred revenue on the consolidated balance sheets as follows (in thousands):

	December 26, 2021	December 27, 2020
Gift card liability	$6,606	$6,216

Portillo's Inc. Form 10-K | 64

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Revenue recognized in the consolidated statements of operations for the redemption of gift cards that were included in their respective liability balances at the beginning of the year is as follows (in thousands):

	Fiscal Years Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Revenue recognized from gift card liability balance at the beginning of the year	$3,279	$3,197	$7,111

NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	December 26, 2021	December 27, 2020
Raw materials	$4,181	$3,999
Work in progress	114	112
Finished goods	1,395	715
Consigned inventory	388	249
	$6,078	$5,075

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 26, 2021	December 27, 2020
Land improvements	$15,451	$15,039
Furniture, fixtures, and equipment	115,187	105,059
Leasehold improvements	138,923	115,695
Transportation equipment	2,203	2,285
Construction-in-progress	8,300	10,711
	280,064	248,789
Less accumulated depreciation	(89,230)	(74,020)
	$190,834	$174,769

Depreciation expense was $16.9 million, $15.8 million, and $15.6 million for the years ended December 26, 2021, December 27, 2020 and December 29, 2019 respectively, and was included in depreciation and amortization in the consolidated statements of operations.

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year. The Company used the income approach and market approach to test goodwill. Further given the timing of the Transactions, an IPO approach was also applied in 2021, which is a form of the market approach using the transactional method. Under the income approach, fair value is based on the present value of estimated future cash flows. The most significant assumptions utilized in the fair value estimate of the income approach include projected annual revenue, earnings before interest, taxes, depreciation and amortization ("EBITDA"), capital expenditures and the discount rate. Growth assumptions were primarily based on a combination of historical performance, expected comparable store sales growth, the number of new restaurant additions, and performance of new restaurants. The market approach utilized both the price-earnings multiples of comparable public companies, as well as transactional data from similar companies that were recently sold. Adjustments were then made for any dissimilarities, to appropriately compare and correlate the market transactions used in this method. In estimating the fair value of the Company under the market approach, the most significant assumptions include the selection of the guideline public companies used in the analysis and the selection of EBITDA multiples. The IPO approach utilized a range of contemplated share offering prices as well as shares outstanding.

Portillo's Inc. Form 10-K | 65

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For indefinite-lived intangibles, the relief-from-royalty method estimates the fair value of an intangible asset based on what a third party would pay for the right to use that asset. The most significant assumptions utilized in the relief-from-royalty method are projected revenues and the royalty rate.

No impairment charges were recognized for goodwill or indefinite-lived intangible assets for the years ended December 26, 2021, December 27, 2020 and December 29, 2019.

Intangibles, net consisted of the following (in thousands):

	As of December 26, 2021

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(21,427)	34,690
Covenants not-to-compete	40,799	(40,799)	—
Favorable rental contracts	2,991	(1,849)	1,142
	$323,832	$(64,075)	$259,757

	As of December 27, 2020

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(18,538)	37,579
Covenants not-to-compete	40,799	(37,515)	3,284
Favorable rental contracts	2,991	(1,599)	1,392
	$323,832	$(57,652)	$266,180

Amortization expense was $6.4 million, $8.8 million, and $8.8 million for the years ended December 26, 2021, December 27, 2020 and December 29, 2019 respectively, and was included in depreciation and amortization in the consolidated statements of operations.

The estimated aggregate amortization expense for the intangibles for the next five years and thereafter are $3.1 million, $3.1 million, $3.1 million, $3.0 million, $2.9 million and $20.6 million, respectively.

Portillo's Inc. Form 10-K | 66

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.    EQUITY METHOD INVESTMENT

The Company has a 50% interest in a single restaurant owned by C&O. The Company accounts for the investment and financial results in the consolidated financial statements under the equity method of accounting as the Company has significant influence but does not have control. The investment is adjusted to reflect the Company’s share of C&O’s earnings and losses to date and any distributions received.

A summary of financial information for C&O is as follows (in thousands):

	December 26, 2021	December 27, 2020
Assets:
Current assets	$1,957	$1,349
Property, plant, and equipment, net of accumulated depreciation $5,951 and $5,838 in 2021 and 2020, respectively	817	837
Total assets	2,774	2,186

Liabilities:
Current liabilities	757	681
Non-current liabilities
Deferred rent	1,211	1,193
Total liabilities	1,968	1,874
Members’ equity	806	312
Total liabilities and members' equity	$2,774	$2,186

	Fiscal Years Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Results from operations:
Revenues, net	$12,268	$10,885	$16,143
Net income	1,595	918	1,533

Portillo's Inc. Form 10-K | 67

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of the Company's cash and cash equivalents and restricted cash, accounts receivable, accounts payable and all other current assets and liabilities approximate fair values due to the short-term nature of these financial instruments.

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

As of December 26, 2021 and December 27, 2020, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	December 26, 2021	December 27, 2020
	Level 1
Assets - Investments designated for deferred compensation plan
Cash/money accounts	$1,482	$481
Mutual Funds	3,185	3,643
Total assets	$4,667	$4,124
As of December 26, 2021 and December 27, 2020 we had no Level 2 or Level 3 assets.
The mutual fund investments and deferred compensation obligations are included in other assets, accrued expenses and other long-term liabilities in the consolidated balance sheets. Changes in the fair value of securities held in the rabbi trust are recognized as trading gains and losses and included in other income in the consolidated statements of operations and offsetting increases or decreases in the deferred compensation obligation are recorded in other long-term liabilities in the consolidated balance sheets.
Refer to Note 10. "Debt" for additional information relating to the fair value of the Company's outstanding debt instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, net, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the years ended December 26, 2021, December 27, 2020 and December 29, 2019.

NOTE 9.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses consisted of the following (in thousands):

	December 26, 2021	December 27, 2020
Prepaid insurance	$2,869	$445
Prepaid occupancy	494	526
Other prepaid expenses	2,473	1,944
	$5,836	$2,915
Prepaid insurance increased related to an increase in director's and officer liability insurance coverage in connection with our IPO as described in Note 1. "Description Of Business."

Portillo's Inc. Form 10-K | 68

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accrued expenses consisted of the following (in thousands):

	December 26, 2021	December 27, 2020
Salaries, wages, and other compensation	$18,065	$15,243
Interest	1,597	9,377
Rent and real estate taxes	5,111	4,807
Insurance	2,572	2,837
Sales tax	1,970	1,609
Other accrued expenses	157	954
	$29,472	$34,827

NOTE 10.    DEBT

Debt consisted of the following (in thousands):

	December 26, 2021	December 27, 2020
First Lien Term B-3 Loans	$325,752	$329,076
Revolving Loans	—	—
Second Lien Term B-3 Loans	—	155,000
Unamortized discount and debt issuance costs	(6,599)	(14,372)
Total debt, net	319,153	469,704
Less: current portion	(3,324)	(3,324)
Long-term debt, net	$315,829	$466,380
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

In connection with the Third Amendment to First Lien Credit Agreement, the interest rates spread for the First Lien Term B-3 Loans increased by 100 basis points to 5.50% for the adjusted London interbank offered rate ("Eurocurrency Rate") loans. As of December 26, 2021, the interest rate on the Term Loans was 6.50%. As of December 26, 2021, December 27, 2020 and December 29, 2019, the effective interest rate on the Term Loans was 7.63%, 7.38% and 7.90%, respectively. Beginning with December 31, 2019, the Company is required to pay on the last business day of each calendar quarter, March 31, June 30, September 30, and December 31, an aggregate principal amount of $0.8 million.

As of December 26, 2021 and December 27, 2020, the Company had zero borrowings under the Revolver outstanding. As of December 26, 2021, December 27, 2020 and December 29, 2019, the interest rate on the Revolver was 3.25%, 3.25% and 3.50%, respectively, subject to change based on a consolidated first lien net leverage ratio as defined in the First Lien Credit Agreement. As of December 26, 2021, December 27, 2020 and December 29, 2019, the commitment fees, pursuant to the First Lien, to maintain the Revolver were 0.250%, 0.250% and 0.375% respectively. Also pursuant to the First Lien Credit Agreement, as of December 26, 2021, December 27, 2020 and December 29, 2019, letter of credit fronting fees were 0.125%, respectively. Commitment fees and letter of credit fronting fees were recorded as interest expense in the consolidated statements of operations.

Portillo's Inc. Form 10-K | 69

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company had $5.0 million and $5.8 million of letters of credit issued against the Revolving Facility as of December 26, 2021 and December 27, 2020, respectively. As of December 26, 2021, the Company had $45.0 million of availability under the Revolving Facility.

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

On December 6, 2019, the Borrower entered into second amendment to the Second Lien Credit Agreement (the “Second Amendment to Second Lien Credit Agreement”) whereby the aggregate principal amount of the term loans as of the effective date of the Second Amendment to the Second Lien Credit Agreement was $155.0 million (the “Second Lien Term B-3 Loans”). The maturity date of the Second Lien Term B-3 Loans was extended to December 6, 2024. In addition to the increased principal amount, the interest rates spread for the Second Lien Term B-3 Loans increased by 150 basis points to 9.50% for Eurocurrency Rate loans. The Borrower determined interest on the Second Lien at the Eurocurrency Rate, plus 9.50%.

In connection with the IPO, the Company received aggregate net proceeds of approximately $430.0 million after deducting underwriting discounts and commissions and offering expenses. Net proceeds of $158.1 million were used to repay the Second Lien Term B-3 Loans in full, including a $3.1 million prepayment penalty, which was recorded as a loss on debt extinguishment during the year ended December 26, 2021 in the consolidated statement of operations.

Maturities of long-term debt

Principal payments on long-term debt (excluding the Revolving Facility) outstanding at December 26, 2021 for each year through maturity are as follows (in thousands):

2022	$3,324
2023	4,155
2024	318,273
$325,752
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

In connection with the repayment of the Second Lien Term B-3 Loans as described above, deferred financing costs and original issuance discount of $4.2 million were recorded as a loss on debt extinguishment during the year ended December 26, 2021 in the consolidated statement of operations.

The Company amortized $2.1 million, $2.2 million and $2.6 million of deferred financing costs, respectively, during each of the years ended December 26, 2021, December 27, 2020 and December 29, 2019, which was included in interest expense in the consolidated statements of operations. In addition, the Company also amortized $1.5 million, $1.6 million and $0.3 million in original issue discount related to the long-term debt, respectively, during each of the years ended December 26, 2021, December 27, 2020 and December 29, 2019 which was included in interest expense in the consolidated statements of operations.

Total interest costs incurred were $39.7 million, $45.0 million and $43.4 million for the years ended December 26, 2021, December 27, 2020 and December 29, 2019. Total loss on debt extinguishment was $7.3 million for the year ended December 26, 2021. There was no such loss for the years ended December 27, 2020 and December 29, 2019.

Portillo's Inc. Form 10-K | 70

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 26, 2021 and December 27, 2020, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

Borrowings under the First Lien Credit Agreement and Second Lien Credit Agreement are guaranteed by Holdings, the Borrower and certain of the Borrower’s subsidiaries, and Holdings, the Borrower and certain of the Borrower’s subsidiaries have pledged substantially all tangible and intangible assets as collateral, subject to certain exclusions and exceptions.

The Borrower is subject to certain financial and reporting covenants pursuant to the terms of the First Lien Credit Agreement. These covenants are customary for these types of debt agreements. As of December 26, 2021, the Company was in compliance with all covenants.

NOTE 11.    OPERATING LEASES

The Company leases retail restaurants, commissaries, and office space under various long-term operating lease agreements. The leases for the Company’s restaurant locations generally have an initial term of 10 years to 20 years and typically provide for renewal options in five-year increments, as well as rent escalations. These leases expire or become subject to renewal clauses at various dates from 2024 to 2068. Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, utilities, building operating expenses, insurance and various other expenses associated with the properties.

The Company does not own the real properties of any of its restaurant or commissary locations.

A summary of rent expense under operating lease agreements is as follows (in thousands):

	Fiscal Years Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Minimum rentals	$22,363	$19,787	$19,311
Contingent rentals	679	486	615
Total rental expense	$23,042	$20,273	$19,926

A schedule by year of future minimum rental payments required under operating leases, excluding contingent rent, that have initial or remaining noncancellable lease terms in excess of one year, as of December 26, 2021, is as follows (in thousands):

Year Ending	Minimum Amount
2022	$20,298
2023	20,784
2024	21,099
2025	20,969
2026	21,254
Thereafter	508,217
Total minimum payments required	$612,621

Portillo's Inc. Form 10-K | 71

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.    REDEEMABLE PREFERRED UNITS

Pursuant to a unit purchase agreement, dated August 1, 2014, between the Company and Broad Street Principal Investments (the “Preferred Investor”), Portillo's OpCo issued 100,000 preferred units in exchange for a capital contribution of $97.7 million, net of discounts and fees as agreed between the parties. The Preferred Units had all the rights, privileges, and obligations as provided for in the previous Amended and Restated Limited Liability Company Agreement of the OpCo, which included redemption rights and the amounts payable upon liquidation, but excluded dividend and conversion rights.

In connection with the IPO, the Company received aggregate net proceeds of approximately $430.0 million after deducting underwriting discounts and commissions and offering expenses. Net proceeds of $221.7 million were used to repay the redeemable preferred units in full including the preferred liquidation amount of $2.2 million.

As of December 26, 2021 and December 27, 2020, the Company had recorded $0.0 million and $200.6 million respectively, as Redeemable Preferred Units. These transactions were recorded in accordance with FASB ASC 480 Distinguishing Between Liabilities and Equity. As a result of the probability of the redemption by holder feature, the Preferred Units were classified outside of permanent equity within the consolidated balance sheets.

NOTE 13.     STOCKHOLDER'S EQUITY

Amended and Restated Certificate of Incorporation

In connection with the IPO, we amended and restated our certificate of incorporation to, among other things, provide for the (i) authorization of 380,000,000 shares of Class A common stock, par value $0.01 per share; (ii) authorization of 50,000,000 shares of Class B common stock, par value $0.00001; (iii) authorization of 10,000,000 shares of preferred stock, par value $0.01 per share; and (iv) provides that our Board will be elected annually to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Holders of shares of our Class A common stock are entitled to one vote for each share held of record on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. Holders of shares of our Class A common stock are entitled to receive dividends when and if declared by our Board out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.

Each share of Class B common stock will entitle its holder to one vote per share on all matters submitted to a vote of our stockholders. The Class B common stock is not entitled to economic interests in Portillo’s Inc. Holders of our Class B common stock do not have any right to receive dividends.

We must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of LLC Interests owned by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Amended and Restated LLC Agreement

As described in Note 1. "Description Of Business", we amended and restated the LLC agreement of Portillo’s OpCo to, among other things, convert all outstanding equity interests into LLC Units.

The LLC Agreement also provides that holders of LLC Interests may, from time to time, redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. Upon receipt of a redemption request, we may, instead, elect to effect a direct exchange of LLC Interests directly with the holder. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest. Additionally, an equivalent number of shares of Class B common stock will be surrendered and canceled.

The amendment also requires that Portillo's OpCo, at all times, maintain (i) a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of LLC Interests owned by us and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the pre-IPO LLC Members and the number of LLC Interests owned by the pre-IPO LLC Members.

Portillo's Inc. Form 10-K | 72

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Initial Public Offering

As described in Note 1. "Description Of Business", on October 25, 2021, we completed an IPO of 23,310,810 shares of the Company's Class A common stock (including 3,040,540 shares sold to the underwriters pursuant to their overallotment option) at an offering price of $20.00 per share. The Company received aggregate net proceeds of approximately $430.0 million after deducting underwriting discounts and commissions of $29.1 million and other offering expenses of approximately $7.1 million.

In connection with our IPO, we issued 12,496,361 shares of Class A common stock to pre-IPO LLC Members and 35,673,321 shares of Class B common stock to pre-IPO LLC Members.

Following the completion of the Transactions, Portillo's Inc. owns 50.1% of Portillo’s OpCo. The other pre-IPO LLC Members own the remaining 49.9% of Portillo’s OpCo.

NOTE 14.    NON-CONTROLLING INTERESTS

In connection with the Transactions described in Note 1. "Description Of Business" we are the sole managing member of Portillo's OpCo, and as a result, consolidated the financial results of Portillo's OpCo. We report a non-controlling interest representing the LLC interests in Portillo's OpCo held by pre-IPO LLC Members. Changes in our ownership interest in Portillo's OpCo while we retain our controlling interest in Portillo's OpCo will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC interests in Portillo's OpCo by the pre-IPO LLC members will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.

As of December 26, 2021, there were 71,480,492 LLC interests outstanding, of which we owned 35,807,171 LLC Interests, representing a 50.1% ownership interest in Portillo's OpCo.

NOTE 15.    EQUITY-BASED COMPENSATION

2021 Equity Incentive Plan

In connection with the IPO, the Company adopted the 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan is administered and interpreted by the Company's Board, including the authority to select persons to participate in the 2021 Plan, determine the form and substance of awards under the 2021 Plan, determine the conditions and restrictions, if any, subject to which such awards will be made, modify the terms of awards, accelerate the vesting of awards, and make determinations regarding a participant’s termination of employment or service for purposes of an award. The types of awards available under the 2021 Plan include stock options (both incentive and non-qualified), stock appreciation rights ("SARs"), restricted stock awards, restricted stock units ("RSUs"), and stock-based awards. All awards granted to participants under the 2021 Plan will be represented by an award agreement. Approximately 7.1 million shares of Class A common stock are available for awards.

In connection with the IPO, we granted approximately 882,875 RSUs under the 2021 Plan to certain employees and directors, including our named executive officers. The outstanding RSUs have time-based vesting criteria. Outstanding time-based RSUs will vest one-third (1/3rd) on each of the first three (3) anniversaries of the date of grant subject to continued service on such date. In addition, in connection with the IPO, we granted 1,794,195 performance based stock options on our Class A common stock (“PSOs”) under the 2021 Plan to certain executives. These PSOs will be eligible to vest in three (3) tranches based on stock performance conditions.

Portillo's Inc. Form 10-K | 73

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Activity for the Company's RSUs was as follows:

	Restricted Stock Units (in thousands)	Weighted-average grant date fair value per share
Non-Vested, December 27, 2020	—	$—
Granted	883	20.00
Vested	—	—
Forfeited	—	—
Expired	—	—
Non-Vested, December 26, 2021	883	$20.00
As of December 26, 2021, there was $15.2 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to vest over a weighted-average period of 2.8 years.
Performance Stock Options
In connection with the IPO, the Company granted PSOs to certain executives that will be eligible to vest in three (3) tranches based on stock performance conditions (i) one-third (1/3rd) of the PSOs will vest on the third anniversary of the date of grant if the 20-day volume-weighted average price ("VWAP") for a share of common stock is $30.00 per share (1.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the second anniversary of the date of grant and ending on the last trading day immediately preceding the third anniversary of the date of grant; (ii) one-third (1/3rd) of the PSOs will vest on the fourth anniversary of the date of grant if the 20-day VWAP for a share of common stock is $40.00 per share (2 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the third anniversary of the date of grant and ending on the last trading day immediately preceding the fourth anniversary of the date of grant; and (iii) one-third (1/3rd) of the PSOs will vest on the fifth anniversary of the date of grant if the 20-day VWAP for a share of common stock is $50.00 per share (2.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the fourth anniversary of the date of grant and ending on the last trading day immediately preceding the fifth anniversary of the date of grant. All PSOs are subject to continued service at each tranche date and if any tranches fail to vest, the unvested portion of such PSOs will be forfeited and will not be eligible to vest in subsequent years. The awards granted are exercisable within a 10-year period from the date of grant.

The grant date fair value of these awards was determined using a Monte-Carlo simulation model. The fair value and weighted average assumptions used to estimate the fair value of these PSOs were as follows:

2021
Fair value	$7.58
Stock price	$20.00
Risk-free interest rate	0.93%
Expected life (years)	4.0
Annualized equity volatility	54.4%

Portillo's Inc. Form 10-K | 74

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity for the Company's PSOs was as follows:

	PSOs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding-December 27, 2020	—	$—	—	$—
Granted	1,794	20.00	9.8	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding-December 26, 2021	1,794	20.00	9.8	32,906
Exercisable-December 26, 2021	—	—	—	—
Vested and expected to vest-December 26, 2021	1,476	$20.00	9.8	$27,068
As of December 26, 2021, there was $10.7 million of total unrecognized compensation cost related to unvested PSOs, which is expected to be recognized over a weighted average period of 3.8 years.
2014 Equity Incentive Plan
Prior to the IPO, the Company had granted stock options under its 2014 Equity Incentive Plan, as amended (the “2014 Plan”). The 2014 Plan permitted the granting of awards to employees, officers, directors and consultants of the Company and affiliates in the form of options, unit appreciation rights, Restricted Class A Units, unrestricted Class A Units, Performance Awards and awards convertible into or otherwise based on Class A Units. Prior to the IPO, the 2014 Plan gave broad powers to the Company’s board of managers for its administration and interpretation, including the authority to select the individuals to be granted awards and rights to prescribe the particular form and conditions of each award to be granted. Under the 2014 Plan, the number of shares and exercise price of each option were determined by the board of managers, or a committee designated by the board of managers. The awards granted were generally exercisable within a 10-year period from the date of grant.

The unit option grants were equally divided between (i) options subject to time-based vesting, and (ii) options subject to both time-based and performance based vesting. The time-based vesting options vest, in general, in equal annual installments over a 5-year period and have a 10-year term from the date of the grant. The options subject to both time-based and performance-based vesting have a ten-year term from the date of the grant and vest, in general, in equal annual installments over a 5-year period from the date of grant, subject to acceleration in the event of a sale transaction, and have a performance condition that is satisfied upon achievement of a specified internal rate of return and a minimum multiple of invested capital. In connection with the IPO, the performance condition was waived and all such options became subject to time-based vesting only. As a result of the waiver and resultant modification in the terms of the performance-vesting awards, we recognized a cash compensation expense of approximately $1.3 million and a non-cash compensation expense of approximately $26.2 million, each at the modification date in the fourth quarter of fiscal 2021.

In connection with the IPO, each option outstanding, whether vested or unvested, was substituted for an option to purchase a number of shares of Class A common stock. Following the IPO, no further options will be granted under the 2014 Plan.

Portillo's Inc. Form 10-K | 75

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity under the 2014 Plan for the year ended December 26, 2021 was as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding-December 27, 2020	7,047	$4.51	5.9	$3,740
Granted	433	5.68	9.3	—
Exercised	—	—	—	—
Forfeited	(1,054)	3.37	—	—
Expired	—	—	—	—
Outstanding-December 26, 2021	6,426	4.53	5.6	217,286
Vested-December 26, 2021	4,766	4.34	4.9	162,022
Vested and expected to vest-December 26, 2021	6,294	$4.51	5.5	$212,908

Stock Options Valuation - The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect the fair value of each stock option. The weighted average assumptions used to estimate the fair value of stock options granted during the years ended December 26, 2021 and December 27, 2020 were as follows:

	2021	2020
Fair value of stock option	$2.16	$3.40
Risk-free interest rate	1.21%	1.86%
Expected life (years)	6.5	6.5
Expected dividend yield	—	—
Volatility	54.7%	43.8%
As of December 26, 2021, there was $12.0 million of total unrecognized compensation cost related to unvested options under the 2014 plan, which is expected to be recognized over a weighted average period of 2.7 years.
Equity-Based Compensation Expense
Equity-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.
Equity-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Fiscal Years Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Labor	$561	$—	$—
General and administrative expenses	30,147	960	1,286
Total equity-based compensation expense	$30,708	$960	$1,286
Total equity-based compensation expense increased from prior year primarily because the Company recognized a cash compensation expense of approximately $1.3 million and a non-cash compensation expense of approximately $26.2 million, due to the aforementioned modification of performance-vesting awards.

Portillo's Inc. Form 10-K | 76

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.    INCOME TAXES

As a result of the IPO and Transactions described in Note 1. "Description Of Business" we became the sole managing member of Portillo's OpCo, and as a result, began consolidating the financial results of Portillo's OpCo. Portillo's OpCo is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Portillo's OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Portillo's OpCo is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. Beginning in Fiscal 2021, we are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Portillo's OpCo subsequent to the IPO and Transactions, as well as any stand-alone income or loss generated by Portillo's Inc.

Income Tax (Benefit) Expense

The components of income tax (benefit) expense are as follows (in thousands):

December 26, 2021
Current income taxes:
Federal	$—
State and local	1
Total current income taxes	1
Deferred income taxes:
Federal	(2,653)
State and local	(879)
Total deferred income taxes	(3,532)
Income tax (benefit) expense	$(3,531)

Reconciliations of income tax (benefit) expense computed at the U.S. federal statutory income tax rate to the recognized income tax (benefit) expense and the U.S. statutory income tax rate to our effective tax rates are as follows (in thousands):

	December 26, 2021
Expected U.S. federal income taxes at statutory rate	$(3,559)	21.0%
State and local income taxes, net of federal benefit	(878)	5.2%
Non-controlling interest	4,076	(24.0)%
LLC flow-through structure	(4,608)	27.2%
Other	1,438	(8.5)%
Income tax expense (benefit)	$(3,531)	20.9%

Our effective income tax rate for the year ended December 26, 2021 was 20.9%. The Company’s annual effective tax rate was less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of OpCo’s earnings that are attributable to non-controlling interests.

Portillo's Inc. Form 10-K | 77

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets
The components of deferred tax assets and liabilities are as follows (in thousands):

December 26, 2021
Deferred tax assets:
Investment in partnership	$67,865
Tax Receivable Agreement	30,910
Net operating loss carryforwards	12,806
Other assets	1,289
Total gross deferred tax assets	112,870
Valuation allowance	(38,415)
Net deferred tax assets	$74,455
As described in Note 1. "Description Of Business" and Note 14. "Stockholder's Equity", we acquired 35,807,171 LLC interests in connection with the IPO and Transactions. During the year ended December 26, 2021, we recognized a deferred tax asset in the amount of $67.9 million associated with the basis difference in our investment in Portillo's OpCo from acquiring these LLC Interests.
During the year ended December 26, 2021, we also recognized $30.9 million of deferred tax assets related to additional tax basis increases generated from expected future payments under the TRA and related deductions for imputed interest on such payments.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. During the year ended December 26, 2021, the Company recognized a deferred tax asset of $67.9 million associated with the basis difference in its investment in Portillo's OpCo from acquiring these LLC interests. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss. As of December 26, 2021, the Company established a valuation allowance in the amount of $38.4 million against the deferred tax asset.
Uncertain Tax Positions
No uncertain tax positions existed as of December 26, 2021 and December 27, 2020. Portillo's Inc. was formed in June 2021 and did not engage in any operations prior to the IPO and Transactions. Portillo's Inc. will first file tax returns for tax year 2021, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although Portillo's OpCo is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS").
Tax Receivable Agreement
Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the "Code"), the Company expects to obtain an increase in its share of the tax basis in the net assets of Portillo's OpCo when LLC Units are exchanged by other members. The Company intends to treat any exchanges of LLC Units as direct purchases of LLC Units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

In connection with the IPO, the Company entered into a TRA and recorded a liability under the TRA of $156.6 million as of December 26, 2021 through equity as part of the Transactions. Under the TRA, the Company will be generally required to pay certain of our pre-IPO LLC Members 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) our allocable share of existing tax basis in depreciable or amortizable assets relating to LLC Units acquired in the IPO, (ii) certain favorable tax attributes acquired by the Company from the Blocker Companies (including net operating losses and the Blocker Companies' allocable share of existing tax basis), (iii) increases in our allocable share of then existing tax basis in depreciable or amortizable assets, and adjustments to the tax basis of the tangible and intangible assets, of Portillo’s OpCo and its subsidiaries, as a result of (x) sales or exchanges of interests in Portillo’s OpCo (including the repayment of the redeemable preferred units) in connection with the IPO and (y) future exchanges of LLC Units by pre-IPO LLC Members for Class A common stock and (iv) certain other tax benefits related to entering into the TRA, including payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax savings. No payment is expected to be paid within the next 12 months.

Portillo's Inc. Form 10-K | 78

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.    EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share of Class A Common Stock is computed by dividing net income (loss) attributable to Portillo's Inc. by the weighted-average number of Class A common stock outstanding.

As described in Note 1. "Description Of Business", in connection with the IPO, the Portillo's OpCo LLC Agreement was amended and restated to, among other things, (i) to authorize the issuance of two classes of common stock and (ii) convert all outstanding equity interests (except for those redeemable preferred units which were redeemed in connection with the IPO) into LLC Units. For purposes of calculating earnings per share, the prior period amounts have been retroactively adjusted to give effect to the above-mentioned amendment and resulting recapitalization. The computations of earnings per share for periods prior to our IPO do not consider the 23,310,810 shares of Class A common stock issued to investors in our IPO.

Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Portillo's Inc. by the weighted-average number of dilutive securities, using the treasury stock method.

The computations of basic and diluted earnings (loss) per share for the years ended December 26, 2021, December 27, 2020 and December 29, 2019 are as follows (in thousands, except per share amounts):

	Fiscal Years Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Net loss attributable to common unit holders	$(34,592)	$(8,261)	$(12,869)
Net loss attributable to non-controlling interests	(19,408)	—	—
Net loss attributable to Portillo's Inc.	$(15,184)	$(8,261)	$(12,869)

Shares:
Weighted-average number of common shares outstanding-basic	35,807	51,189	51,176
Dilutive unit awards	—	—	—
Weighted-average number of common shares outstanding-diluted	35,807	51,189	51,176

Basic net loss per share attributable to Portillo's Inc.	$(0.42)	$(0.16)	$(0.25)
Diluted net loss per share attributable to Portillo's Inc.	$(0.42)	$(0.16)	$(0.25)

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of Portillo's Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the period presented because their effect would have been anti-dilutive (in thousands):

	Fiscal Years Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Total shares excluded from diluted loss per share	1,224	679	260

Portillo's Inc. Form 10-K | 79

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.    CONTINGENCIES

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

The Company is subject to unclaimed property laws by states in the ordinary course of business. These laws generally require entities to report and remit abandoned and unclaimed property to the state which includes unclaimed wages, gift card funds, vendor payments, and customer refunds. Failure to timely report and remit the property can result in assessments that could include interest and penalties, in addition to the payment of the escheat liability. The Company routinely remits payments to states in compliance with applicable unclaimed property laws. As of December 26, 2021 and December 27, 2020, the Company recorded a $0.0 million and $0.9 million loss contingency related to the probable loss that may arise from an obligation to report and deliver unclaimed gift card funds from 2018. The 2018 loss contingency was resolved during the year ended December 26, 2021 for $0.8 million.

NOTE 19.    RELATED PARTY TRANSACTIONS

As of December 26, 2021 and December 27, 2020, the related parties’ receivables consisted of a receivable balance due from C&O of $0.4 million and $0.2 million, respectively, which was included in accounts receivable in the consolidated balance sheets.

Stock Subscription Receivable

The Company previously issued 195,933 common units to the CEO and President for a unit subscription receivable of $1.0 million. As of December 26, 2021 and December 27, 2020, the Company had $0.0 million and $0.5 million recorded as subscription receivable, respectively. On August 13, 2021, the remaining stock subscription receivable of $0.2 million was fully repaid.

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

The Company incurred the following Olo-related costs for the years ended December 26, 2021 and December 27, 2020 (in thousands):

	Fiscal Years Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Cost of goods sold, excluding depreciation and amortization	$633	$731	$667
Other operating expenses	469	541	336
Net Olo-related costs	$1,102	$1,272	$1,003

As of December 26, 2021 and December 27, 2020, $0.0 million and $0.2 million was payable to Olo and was included in accounts payable in the consolidated balance sheets.

In connection with the IPO, each option outstanding, whether vested or unvested, was substituted for an option to purchase a number of shares of Class A common stock, and the option holders received a cash payment. Mr. Glass received $0.1 million with respect to these payments.

Portillo's Inc. Form 10-K | 80

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases and Consulting Agreement

Additionally, the Company leases 23 real properties from entities owned and controlled by Richard Portillo. Mr. Portillo was the former President, CEO, and Owner of the Company, as comprised at the date of the merger transaction in August 2014 through which the Company was acquired by funds affiliated or managed by Berkshire Partners LLC. The Company made $7.9 million, $7.1 million and $7.1 million in rental payments, during each of the years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively. Beginning in 2014 through July 31, 2021, Mr. Portillo served as a consultant, under an agreement with Portillo's Holdings, LLC (the "Consulting Agreement"). Under the terms of the Consulting Agreement, $2.0 million was paid annually for various consulting services, which was included in general and administrative expenses in the statements of operations. The Consulting Agreement terminated on July 31, 2021 and was not renewed.

Tax Receivable Agreement

As described in Note 16. "Income Taxes", we entered into a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

Fiscal Years Ended
(in thousands)	December 26, 2021
Tax receivable agreement liability	$156,638

NOTE 20.    SUBSEQUENT EVENTS

The Company opened one new restaurant subsequent to December 26, 2021 for a total of 69 restaurants, excluding a restaurant owned by related party C&O, of which Portillo's owns 50% of the equity.

Portillo's Inc. Form 10-K | 81

Schedule II: Valuation and Qualifying Accounts

		Additions
(in thousands)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Reductions	Balance at end of period
Deferred tax asset valuation allowance:
Fiscal year ended December 26, 2021	$—	$1,904	$36,511	(1)	$—	$38,415
(1) Amounts relate to a valuation allowance established on deferred tax assets related to our investment in Portillo's OpCo.

Portillo's Inc. Form 10-K | 82

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.     CONTROLS AND PROCEDURES

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by SEC rules for newly public companies.

We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” or a “non-accelerated filer.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not Applicable.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Portillo's Inc. Form 10-K | 83

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is a list of our directors and executive officers, their ages, the positions with us held by each of them and summaries of the periods during which they have served in such positions and their other recent business experience. For our current directors, the descriptions also contain information regarding such person’s service as a director, business experience, director positions with other public companies held currently or at any time during the past five years, and the experience, qualifications, attributes and skills that our Board of Directors considered in selecting each of them to serve as one of our directors.

Name	Age	Position
Michael Osanloo	56	President, Chief Executive Officer and Director
Michelle Hook	47	Chief Financial Officer and Treasurer
Susan Shelton	62	General Counsel and Secretary
Jill Waite	44	Chief Human Resources Officer
Sherri Abruscato	67	Chief Development & Supply Chain Officer
Derrick Pratt	54	Chief Operating Officer
Rick Cook	39	Senior Vice President, Technology
Nick Scarpino	40	Senior Vice President, Marketing & Off Premise Dining
Ann Bordelon	55	Director
Paulette Dodson	58	Director
Noah Glass	40	Director
Gerard J. Hart	64	Director
Richard K. Lubin	75	Director
Joshua A. Lutzker	47	Director
Michael A. Miles, Jr.	60	Director, Chair

Our Executive Officers

Michael Osanloo

Michael Osanloo has served as Chief Executive Officer, President and a member of the Board of Portillo’s since August 2018. Prior to joining Portillo’s, Mr. Osanloo served as Chief Executive Officer and Director of P.F. Chang’s China Bistro Inc. from March 2015 to October 2018. Prior to being named Chief Executive Officer, Mr. Osanloo served as Executive Vice President of Grocery at Kraft Heinz and held senior leadership roles at Caesar’s Entertainment. From 1996 to 2005, Mr. Osanloo began his business career at Bain & Company where he spent nine years, the last three as a Partner in the Consumer and Retail practice. Mr. Osanloo holds a Master of Business Administration from the University of Chicago, a Juris Doctorate from the University of Illinois College of Law and a Bachelor of Arts degree in Economics from the University of Michigan.

Mr. Osanloo’s experience in senior leadership of other public companies makes him well qualified to serve as a member of the Board of Portillo’s.

Portillo's Inc. Form 10-K | 84

Michelle Hook

Michelle Hook has served as Chief Financial Officer and Treasurer of Portillo’s since December 2020. Prior to joining Portillo’s, Ms. Hook served as Vice President of Finance, Global FP&A and Investor Relations at Domino’s Pizza where she oversaw overall finance, global financial planning and analysis and investor relations from June to December 2020. Prior to this position, Ms. Hook held the position of Vice President of Finance, Global Operations at Domino’s Pizza beginning in December 2018 and held numerous other positions, including being a member of the initial public offering team at Domino’s Pizza since joining in 2003. Prior to joining Domino’s Pizza, Ms. Hook worked at Holcim, a global cement manufacturer and as a senior auditor at Arthur Andersen LLP. Ms. Hook received her Masters of Business Administration from the University of Michigan and her Bachelor of Arts degree in accounting from Michigan State University. Ms. Hook is a certified public accountant.

Susan Shelton

Susan Shelton has served as General Counsel since joining Portillo’s in January 1998 and has held the position of Corporate Secretary since August 2014. Ms. Shelton oversees legal affairs, including contracts, corporate governance, litigation, licensing and compliance. Prior to joining Portillo’s, Ms. Shelton worked at a law firm for ten years where she served as outside counsel to Portillo’s. Ms. Shelton holds a Bachelor of Arts degree in Economics from Wheaton College and a Juris Doctorate from the DePaul University College of Law.

Jill Waite

Jill Waite is the Chief Human Resources Officer at Portillo’s and has been since she joined in June 2019. Prior to joining Portillo’s, Ms. Waite served as Senior Vice President of Human Resources at 24 Hour Fitness from March 2017 to June 2019, and as Director of Talent Management and Development at Sephora, where she oversaw talent growth and management systems implementation for the Americas division from October 2014 to March 2017. Ms. Waite has a Bachelor of Science degree from the University of Florida.

Sherri Abruscato

Sherri Abruscato has served as the Chief Development & Supply Chain Officer of Portillo’s since August 2014. Ms. Abruscato is responsible for the oversight of Real Estate & Development and Facilities & Supply Chain, which includes food safety and the management of Portillo’s commissaries. Ms. Abruscato joined Portillo’s Hot Dogs as a restaurant team member in 1970, then was hired at Portillo’s in 1983, where she has held numerous positions related to operation support, negotiating with manufacturers, vendors and suppliers and coordinating new construction projects.

Derrick Pratt

Derrick Pratt has served as the Chief Operating Officer of Portillo’s since May 2021. Prior to the position of Chief Operating Officer, Mr. Pratt was Senior Vice President of Restaurants at Portillo’s from September 2020 to May 2021. Prior to joining Portillo’s, Mr. Pratt worked as Vice President of Operations Services at Starbucks where he oversaw all operational performance and metrics from June to September 2020. From December 2018 to June 2020, Mr. Pratt was Vice President of Operations for the Southeast Market at Starbucks where he oversaw all operational performance and metrics in the southeast market for 800 Starbucks locations and managing $1.4 billion in annual revenue. Mr. Pratt attended high school at the Fort George Meade Military Base and received a Master in Business Administration from Texas Christian University.

Rick Cook

Rick Cook has served as the Senior Vice President of Technology of Portillo’s since January 2020. Mr. Cook is responsible for all corporate and restaurant technology and reporting to management. Prior to this position, Mr. Cook worked as Senior Director, Deployment for Coates Group from December 2017 to January 2020. Prior to working at Coates Group, Mr. Cook served as a Director of U.S. Point of Sale Solutions at McDonald’s. Before joining industry, Mr. Cook served in the Army for ten years as an Armor officer and network engineer. He served in Korea, Iraq, and Afghanistan, earning a Bronze Star among other awards and decorations. Mr. Cook has a degree in Systems Engineering from West Point.

Portillo's Inc. Form 10-K | 85

Nick Scarpino

Nick Scarpino started as a part-time cashier at the Portillo’s in Naperville, IL in 1999 while a senior in high school. There, he developed his passion for all things Portillo’s. Nick Scarpino has served as the Senior Vice President of Marketing and Off-Premise Dining at Portillo’s since September 2019. Prior to this position, Mr. Scarpino held the position of Director of Marketing from January 2015 to April 2016 and Vice President of Marketing & Public Relations from April 2016 to September 2019. Prior to joining Portillo’s in January 2015, Mr. Scarpino worked in digital advertising at Google. Mr. Scarpino received a Bachelor of Business Administration degree in Marketing from the University of Notre Dame and a Master of Science degree in Integrated Marketing Communications from Northwestern University.

Our Non-Employee Directors

Ann Bordelon

Ann Bordelon has served as a member of the Board of Portillo’s since March 2020. Ms. Bordelon is Vice Chancellor for Finance & Administration at the University of Arkansas, a position she took on in 2020. Prior to that, she served as Chief Financial Officer for Mitchell Communications and NOWDiagnostics. Ms. Bordelon also has 13 years of experience in executive finance roles at Walmart, Inc., including as Chief Audit Executive. She began her career at Ernst & Young. She brings financial expertise to the board as well as a strong background in multi-unit operations and management. She also serves on the board of America’s Car-Mart, Inc. (NASDAQ: CRMT) where she chairs the audit and compliance committee and is on the compensation and human capital committee, the nominating and governance committee, and the technology and innovation committee. Ms. Bordelon is a certified public accountant. We believe that Ms. Bordelon is well qualified to serve on our Board because of her years of experience in finance and audit leadership at public companies.

Paulette Dodson

Paulette Dodson has served as a member of the Board of Portillo’s since December 2021. Ms. Dodson is General Counsel and Corporate Secretary for Alight, Inc. (NASDAQ: ALIT), a cloud-based provider of integrated digital human capital and business solutions. Prior to her role at Alight, Ms. Dodson served as Senior Vice President, General Counsel and Corporate Secretary for PetSmart, Inc. and as Senior Vice President, General Counsel and Corporate Secretary, among other roles, for Sara Lee Corporation. Ms. Dodson received her Bachelor of Arts degree in Urban Legal Studies from City College of New York, and a Juris Doctorate from Cornell University. We believe that Ms. Dodson is well qualified to serve on our Board because of her more than 30 years of experience as an advisor to executives and the boards of directors of Fortune 500 companies and large privately-held companies.

Noah Glass

Noah Glass has served as a member of the Board of Portillo’s since April 2017. Mr. Glass is the Chief Executive Officer of Olo Inc. (NYSE: OLO), the restaurant technology company he founded in 2005. Olo provides a technology platform giving cloud-based e-commerce functionality to multi location restaurant brands. In addition to his unique vantage point on the restaurant sector, Mr. Glass brings experience building and leading a profitable business through its public offering and a strong understanding of information technology. Mr. Glass is also on the board of Share Our Strength, a nonprofit focused on ending childhood hunger and a member of the board of trustees of the Culinary Institute of America. We believe that Mr. Glass is well qualified to serve on our Board due to his experience building and leading a public company and his insight into corporate matters.

Gerard J. Hart

Gerard J. Hart has served as a member of the Board of Portillo’s since 2016. Mr. Hart most recently served as the Chief Executive Officer of Torchy’s Tacos, a high-growth, fast-casual restaurant chain. He retired from this position as of November 2021, after holding it since 2018. Previously, he was Chief Executive Officer of California Pizza Kitchen and Texas Roadhouse. Mr. Hart led the expansion of Texas Roadhouse from 60 to 450 locations. Mr. Hart also serves on the board of Red Robin Gourmet Burgers, Inc. (NASDAQ: RRGB). We believe that Mr. Hart is well qualified to serve on our Board due to his relevant experience in managing high growth restaurant chains.

Richard K. Lubin

Richard K. Lubin has served as a member of the Board of Portillo’s since August 2014. Mr. Lubin is a senior advisor at Berkshire Partners LLC which he co-founded in 1986 and was appointed to serve on the Board in connection with the Berkshire Acquisition. We believe that Mr. Lubin is well qualified to serve on our Board due to his decades of experience serving as a director of numerous private and public companies.

Portillo's Inc. Form 10-K | 86

Joshua A. Lutzker

Joshua A. Lutzker has served as a member of the Board of Portillo’s since August 2014. Mr. Lutzker is a managing director at Berkshire Partners LLC and was appointed to serve on the Board in connection with the Berkshire Acquisition. Mr. Lutzker co-leads the Consumer and Retail practice at Berkshire and has served on the boards of Aritzia, the women’s fashion retailer, Mielle Organics, a multicultural beauty brand, National Carwash Solutions and SRS Distribution, a roofing distributor, among others. He also serves on the board of the Boston Symphony Orchestra. We believe that Mr. Lutzker is well qualified to serve on our Board due to the experience he brings building brands and companies in the consumer space.

Michael A. Miles, Jr.

Michael A. Miles, Jr. has served as a member of the Board of Portillo’s since August 2014 and is Chairman of the Board. Mr. Miles is the former President of Staples, Inc., a $25 billion global office supplies retailer and distributor. He also served as Chief Operating Officer of Pizza Hut for YUM Brands. He began his career with Bain & Company and PepsiCo. He also serves on the board of Western Union (NYSE: WU) where he sits on the governance and ESG committee and chairs the compensation committee. He is an advisory director with Berkshire Partners. We believe that Mr. Miles is well qualified to serve on our Board due to the experience he brings with multi-unit operations, development and marketing.

Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board is currently composed of eight directors, which may be increased or decreased from time to time by our Board. Our current directors will serve until the first annual meeting of our stockholders or until their successors are duly elected and qualified. Our directors will be elected annually to serve until the next annual meeting of stockholders, or until their successors are duly elected and qualified.

Director Independence

Our Board is composed of a majority of independent directors and our Compensation Committee and our Nominating and Corporate Governance Committee are composed entirely of independent directors for purposes of serving on such committees. We are in compliance with the requirements of Sarbanes-Oxley and the Nasdaq, which require that our Audit Committee be composed of at least three members, at least one of whom was independent upon the listing of our common stock, a majority of whom was independent within 90 days of listing and each of whom will be independent within one year of listing. Our Board has affirmatively determined that each of Ms. Bordelon, Ms. Dodson, Mr. Glass, Mr. Hart, Mr. Lubin, Mr. Lutzker and Mr. Miles is an independent director under applicable Nasdaq rules.

Board Committees

Our Board currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee has a charter that has been approved by our Board and that is available on our website. Each committee has the composition and responsibilities described below. Directors serve on our Board committees until their resignations or until otherwise determined by our Board.

Audit Committee

The primary purpose of our Audit Committee under the committee’s charter is to assist the Board’s oversight of:
•audits of our financial statements;
•the integrity of our financial statements;
•our process relating to risk management and the soundness of our systems of internal control over financial reporting and disclosure controls and procedures;
•the qualifications, engagement, compensation, independence and performance of our independent auditor; and
•the performance of our internal audit function.

Portillo's Inc. Form 10-K | 87

Our Audit Committee is composed of Ms. Bordelon, Mr. Glass and Mr. Miles. Ms. Bordelon serves as chair of the Audit Committee. Ms. Bordelon, Mr. Glass and Mr. Miles each qualify as an “audit committee financial expert” as such term has been defined by the SEC in Item 407(d) of Regulation S-K. Each of Ms. Bordelon and Mr. Glass qualifies as an independent director for the purposes of serving on the Audit Committee under applicable Nasdaq rules and Rule 10A-3 under the Exchange Act. As noted above, we are in compliance with the permitted phase-in rules under applicable Nasdaq and SEC rules with respect to the composition of our Audit Committee. The Audit Committee is governed by a charter that complies with the rules of the Nasdaq and is available on our investor relations website.

Compensation Committee

The primary purpose of our Compensation Committee under the committee’s charter is to assist the Board in overseeing our employee compensation policies and practices, including:
•reviewing, approving and recommending to the Board the executive officer compensation arrangements, plans, policies and programs; and
•reviewing, approving and recommending to the Board executive bonus plans or programs and equity-based compensation plans.

Our Compensation Committee is composed of Mr. Miles, Mr. Lubin, Mr. Hart and Mr. Lutzker, each of whom qualifies as an independent director for purposes of serving on the Compensation Committee. Mr. Miles serves as chair of the Compensation Committee. None of Mr. Miles, Mr. Lubin and Mr. Lutzker is considered to be a “non-employee director” as defined under Rule 16b-3 promulgated under the Exchange Act and, therefore, it is expected that the full Board will approve all equity awards granted to directors and officers of the Company for so long as they are members of the Compensation Committee, unless the Compensation Committee delegates such authority to a subcommittee in accordance with applicable law and its authority under its charter. The Compensation Committee is governed by a charter that complies with the rules of the Nasdaq and is available on our investor relations website.

Nominating and Corporate Governance Committee

The primary purposes of our Nominating and Corporate Governance Committee is to recommend candidates for appointment to the Board and to review the corporate governance guidelines of the Company, including:
•identifying and screening individuals qualified to serve as directors;
•recommending to the Board candidates for nomination for election or reelection at the annual meeting of stockholders or to fill Board and committee vacancies;
•recommending to the Board the structure and membership of Board committees;
•developing, recommending to the Board and reviewing the Company’s corporate governance guidelines;
•coordinating and overseeing the annual self-evaluation of the Board and its committees; and
•reviewing on a regular basis the overall corporate governance of the Company and recommending improvements for approval by the Board where appropriate.

The Nominating and Corporate Governance Committee is comprised of Mr. Lutzker, Ms. Dodson and Mr. Miles, each of whom qualifies as an independent director under applicable Nasdaq rules. Mr. Lutzker serves as the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is governed by a charter that complies with the rules of the Nasdaq and is available on our investor relations website.

Code of Business Conduct

The code of business conduct that applies to all of our employees, officers and directors is available on our website located at www.portillos.com, and our investor relations website located at http://investors.portillos.com. Any future amendments or waivers from our code for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be disclosed on our website promptly following the date of such amendment or waiver.

Portillo's Inc. Form 10-K | 88

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including the duties and responsibilities of the Board, director independence, Board leadership structure, majority-voting Board resignation policy, executive sessions, Chief Executive Officer evaluations, management development and succession planning, director nomination, qualification and election, director orientation and continuing education, Board agenda, materials, information and presentations, director access to company employees and independent advisers, Board communication with stockholders and others, director compensation and annual Board and committee performance evaluations. A copy of our corporate governance guidelines is available on our website.

ITEM 11.     EXECUTIVE COMPENSATION

Emerging Growth Company Status

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012. As a result, we are permitted to and rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, we have included compensation information for only our principal executive officer and our two next most highly compensated executive officers serving at fiscal year-end and have not included a compensation discussion and analysis of our executive compensation programs or tabular compensation information other than the Summary Compensation Table and the Outstanding Equity Awards table. In addition, for so long as we are an emerging growth company, we will not be required to submit certain executive compensation matters to our stockholders for advisory votes, such as “say-on-pay” and “say-on-frequency” of say-on-pay votes.
This section discusses the material components of the executive compensation program for our executive officers who are names in the "Summary Compensation Table" below (our “named executive officers” or “NEOs”) for the fiscal year ended December 26, 2021 (“Fiscal 2021”). Our NEOs for Fiscal 2021 were:

–	Michael Osanloo	President and Chief Executive Officer
–	Sherri Abruscato	Chief Development and Supply Chain Officer
–	Michelle Hook	Chief Financial Officer and Treasurer

Portillo's Inc. Form 10-K | 89

Summary Compensation Tables

The following table sets forth certain information regarding the total compensation awarded to, earned by or paid to our named executive officers in respect of Fiscal 2021 and the fiscal year ended December 27, 2020 ("Fiscal 2020").

Name and principal position	Year	Salary ($) (1)	Bonus ($) (2)	Stock awards ($)(3)	Option awards ($)(4)	Nonequity incentive plan compensation ($) (5)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (6)	Total ($)
Michael Osanloo, President and Chief Executive Officer	2021	$791,167	$1,719,150	$3,938,000	$23,728,075	$1,018,464	$—	$49,351	$31,244,207
	2020	$769,038	$77,250	$—	$—	$672,075	$—	48,431	1,566,794

Sherri Abruscato, Chief Development and Supply Chain Officer	2021	385,035	474,597	264,000	4,879,503	247,826	—	12,887	6,263,848
	2020	374,265	18,798	—	—	163,538	—	13,108	569,709

Michelle Hook, Chief Financial Officer and Treasurer	2021	370,137	103,149	1,500,000	2,985,558	242,666	—	41,299	5,242,809

(1) The base salary amounts represent the amount earned during Fiscal 2021 and Fiscal 2020.
(2) The 2021 amounts represent a payment upon completion of the Transactions as described in "Equity Compensation" below. The 2020 amounts represents an additional 10% discretionary bonus payment in recognition of the performance of the Company.
(3) The amounts reported represent the aggregate grant date fair value of restricted stock units granted on October 21, 2021 in connection with the IPO under the 2021 Plan. See description under "IPO Equity Awards" below. The fair values were computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. See Note 15. "Equity-Based Compensation" to our consolidated financial statements.
(4) The amounts reported represent the (1) aggregate grant date fair value of the performance-based option awards granted on October 21, 2021 in connection with the IPO under the 2021 Plan as described under "IPO Equity Awards" below, determined using a Monte-Carlo simulation model, and (2) the incremental fair value of modified performance options from the 2014 Plan as described under “Equity Compensation” below. The fair values were computed in accordance with ASC Topic 718, excluding the effect of forfeitures. See Note 15. "Equity-Based Compensation" to our consolidated financial statements.
(5) Represents performance-based amounts earned in Fiscal 2021 and Fiscal 2020 under the 2021 Bonus Program and 2020 Bonus Program as described below.
(6) Payments to our NEOs included in the “All other compensation” column include the following:

Name	Year	Commuter benefits ($)	Cell phone stipend ($)	Health Insurance ($)	Ayco Investment ($)	401(k) match ($)	Total ($)
Michael Osanloo	2021	$4,467	$720	$28,664	$13,000	$2,500	$49,351

Sherri Abruscato	2021	—	720	9,667	—	2,500	12,887

Michelle Hook	2021	—	720	25,079	13,000	2,500	41,299

Compensation Overview

The Portillo’s total rewards philosophy seeks to provide executives with a total compensation package that is competitive with the larger industry in which we operate and compete for talent, with total compensation that rewards executives for individual performance and company results. In Fiscal 2021, we primarily compensated our NEOs through a combination of base salary and annual cash incentive awards. Generally, we may grant equity awards to our executive officers upon hire or promotion. Our NEOs are also entitled to certain other benefits, subject to their enrollment, including a 401(k) plan with matching contributions, deferral of compensation through the Executive Nonqualified Excess Plan as described under “Employee Benefit Plans” below, access to certain investment advice and tax return preparation through Ayco Personal Financial Management as described under “Other Benefits and Perquisites,” and medical, dental, vision, life, accidental death and dismemberment, short-term disability and long-term disability insurance.

Portillo's Inc. Form 10-K | 90

Elements of Compensation

Base Salary

We pay base salaries to provide executives with a secure, fixed base of cash compensation in recognition of individual responsibilities and job performance. Current salaries are based on market conditions and experience of the executive. Annual salary increases are based on personal performance and accomplishments, with discretion for final approval residing with the Compensation Committee. As of December 26, 2021, the base salaries for our NEOs were as follows: Mr. Osanloo: $795,675; Ms. Abruscato: $387,229; and Ms. Hook $425,000.

We consider annual merit-based salary increases based on a comparative analysis of base salaries for similar positions among the market data set provided by our independent compensation consultant and upon approval from the Compensation Committee. Upon market data review in partnership with our independent compensation consultant, Ms. Hook received a $25,000 base salary increase effective June 28, 2021 and a $50,000 base salary increase effective November 1, 2021 to recognize Ms. Hook's experience and performance.

Bonus

In connection with our initial public offering ("IPO"), each option holder received a cash bonus in respect of his or her options (whether vested or unvested). The amounts included for NEOs for Fiscal 2021 represent this payment.

The amounts included for NEOs for Fiscal 2020 represent a 10% discretionary bonus payment in recognition of the performance of the Company throughout the COVID-19 pandemic.

Nonequity Incentive Plan Pay

In Fiscal 2021, we awarded performance-based annual cash incentive opportunities to each of our NEOs under the Executive Discretionary Bonus Plan (the “2021 Bonus Program”), which is a key component of our total rewards philosophy. The 2021 Bonus Program was designed to motivate and drive executives to achieve company results by linking performance-based annual cash incentives, up to a pre-established maximum amount, to the achievement of specified performance targets. We believe that the executive discretionary bonus plan encourages, reinforces and rewards delivery of stockholder value by linking annual cash awards with the achievement of quantifiable performance measures.

For Fiscal 2021, performance under the 2021 Bonus Program, payable in March 2022, was measured based on the Company’s growth in Adjusted EBITDA. The target payment amounts for our NEOs were as follows: 100% of base salary for Mr. Osanloo; 50% of base salary for Ms. Abruscato; and 50% of base salary for Ms. Hook. Ms. Hook's cash incentive was prorated based on her adjustments in base salary. Based on an internal adjusted EBITDA 10% growth target set at the beginning of Fiscal 2021, the Company exceeded its plan. The Compensation Committee approved a 128% calculated cash incentive payment. Based on growth in internal Adjusted EBITDA in Fiscal 2020, our Compensation Committee approved an 87% cash incentive payment, plus an additional 10% discretionary bonus payment as described above under "Bonus".

Equity Compensation

We believe that long-term equity-based compensation provides direct alignment between the interest of our executives and stockholders and helps to ensure long-term retention of key executive talent. To balance incentives to achieve both short-term and long-term success, upon hire or promotion our executive officers receive equity award grants. Prior to the IPO, equity was awarded under the 2014 Equity Incentive Plan (the "2014 Plan"), and following the IPO, equity awards are made under our 2021 Equity Incentive Plan (the "2021 Plan"), which is further described below. Prior to the IPO, we awarded unit option grants that were equally divided between (i) options subject to time-based vesting, and (ii) options subject to both time-based and performance based vesting. The time-based vesting options vest in general, in equal annual installments over a 5-year period and have a ten-year term from the date of the grant. The options subject to both time-based and performance-based vesting have a ten-year term from the date of the grant and vest, in general, in equal annual installments over a 5-year period from the date of grant, subject to acceleration in the event of a sale transaction, and have a performance condition that is satisfied upon achievement of a specified internal rate of return and a minimum multiple of invested capital. In connection with the IPO, the performance condition was waived and all such options became subject to time-based vesting. As a result of the waiver and resultant modification, we recognized non-cash compensation expense for our NEOs. As further described below, all outstanding awards under the 2014 Plan were assumed by the 2021 Plan in connection with the IPO and no further awards will be granted under such plan.

Portillo's Inc. Form 10-K | 91

In connection with the IPO, each option under the 2014 Plan that was outstanding, whether vested or unvested at such time, was substituted for an option to purchase a number of shares of Class A common stock. Each option holder received a payment in respect of his or her options (whether vested or unvested), as described above under "Bonus". Following the IPO, no further options will be granted under the 2014 Plan. Additionally, in connection with the IPO, we granted to our executive officers, including our NEOs, restricted stock units (“RSUs”) and options as described below under “IPO Equity Awards.”

IPO Equity Awards

In connection with the IPO, we granted 882,875 RSUs under the 2021 Plan to certain employees and directors, including our named executive officers. With respect to our NEOs, the number of shares subject to such awards was determined by dividing $3,938,000 (in the case of Mr. Osanloo), $264,000 (in the case of Ms. Abruscato) and $1,500,000 (in the case of Ms. Hook) by the IPO price (rounded down to the nearest whole share). The RSUs will vest one-third (1/3rd) on each of the first three (3) anniversaries of the date of grant subject to continued service on such date.

In connection with the IPO, we granted 1,794,195 performance-based stock options to purchase an equal number of shares of our Class A common stock (“Options”) under the 2021 Plan to certain executives. With respect to our NEOs, the number of shares subject to such Options was based on an option pricing model value of $7,302,000 (in the case of Mr. Osanloo), $416,000 (in the case of Ms. Abruscato) and $2,000,000 (in the case of Ms. Hook). The Options have an exercise price equal to the IPO price of $20.00. The Options will be eligible to vest in three (3) tranches based on stock performance conditions.

2021 Equity Incentive Plan

In connection with the IPO, we adopted a new equity incentive plan, the 2021 Plan. The 2021 Plan provides flexibility to motivate, attract and retain our employees, officers, and directors, and other service providers who are expected to make significant contributions to our success and allow participants to share in such success. The purpose of the 2021 Plan is to align the interests of eligible participants with our stockholders by providing incentive compensation tied to the Company’s performance. The intent of the 2021 Plan is to advance the Company’s interests and increase stockholder value by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of our business is largely dependent.

Under the 2021 Plan, we may grant stock options (both incentive and non-qualified), stock appreciation rights ("SARs"), restricted stock awards, RSUs and stock-based awards to our employees, officers, non-employee directors or any natural person who is a consultant or other personal service provider to the Company or any of its subsidiaries or affiliates. All awards granted to participants under the 2021 Plan are represented by an award agreement.

As of March 3, 2022, approximately 4.5 million shares of Class A common stock are available for awards under the 2021 Plan.

The share reserve will be reduced by one share for each share subject to an award, other than shares issued pursuant to options granted under the 2014 Plan. If any award granted under the 2021 Plan (excluding, for the avoidance of doubt, any options granted under the 2014 Plan that are assumed under the 2021 Plan) is cancelled, expired, forfeited, or surrendered without consideration or otherwise terminated without delivery of the shares to the participant, then such unissued shares will be returned to the 2021 Plan and be available for future awards under the 2021 Plan.

Additionally, shares that are withheld from any award in payment of the exercise, base or purchase price or taxes related to such an award, not issued or delivered as a result of the net settlement of any award, or repurchased by the company on the open market with the proceeds of a stock option will be deemed to have been delivered under the Plan and will not be returned to the 2021 Plan nor be available for future awards under the 2021 Plan. The payment of dividend equivalents in cash in conjunction with any outstanding award shall not count against the share reserve.

The 2021 Plan is currently administered by our Compensation Committee, which solely consists of independent directors under applicable Nasdaq rules, as appointed by the Board from time to time. Equity awards granted under the 2021 Plan to our directors and officers who are subject to Rule 16b-3 promulgated under the Exchange Act may be granted by the full Board or by a sub-committee of two or more “non-employee directors” as defined under such Rule as delegated by the Compensation Committee in order to ensure their exemption under Rule 16b-3, as permitted under the 2021 Plan and under applicable law.

Portillo's Inc. Form 10-K | 92

Executive Nonqualified Excess Plan

Portillo’s approved the Executive Nonqualified Excess Plan in February 2016 to provide a means by which certain management employees may elect to defer receipt of current compensation to provide for retirement, and also have access to Ayco Personal Financial Management to provide certain investment advice and services as well as tax return preparation. This plan is an unfunded nonqualified deferred compensation plan, in compliance with Section 409A of the Internal Revenue Code. This plan includes certain Qualifying Distribution Events, including separation from service and change in control provisions, with payment in accordance with the elections made by the participant. A participant is fully vested in the portion of his or her deferred amounts and the income, gains and losses attributable thereto. In Fiscal 2021, Ms. Abruscato took advantage of this perquisite and Mr. Osanloo and Ms. Hook took advantage of the personal financial management perquisite.

Other Benefits and Perquisites

Our NEOs participate in the same 401(k) retirement plan as the rest of our team members.

Our NEOs participate in the same medical benefit plans generally available to our management team members. These benefit plans include health insurance, dental and vision coverage, life insurance and disability coverage. The NEOs receive the same coverage as the rest of our management team members, as well as full coverage of the premium-equivalent. The NEOs also may elect to participate in our medical and dependent care flexible spending plan, on the same terms and conditions as other team members.

We also provide for limited perquisites such as automobiles to the extent that an executive’s job requires the use of a vehicle, and a stipend for cell phone usage. In addition, we make available to our employees, including the NEOs, the ability to dine at our restaurants a limited number of times each year for free or at a discount.

Employment Arrangements

The following is a summary of the material terms of the employment arrangements that we have with Mr. Osanloo, Ms. Abruscato and Ms. Hook. The Company generally does not have any other employment agreements or change in control agreements for its executive officers.

Michael Osanloo - The Company entered into an employment agreement with Michael Osanloo (the “Osanloo Employment Agreement”) on August 3, 2018, upon his joining the Company. The Osanloo Employment Agreement provides for a 3-year initial term and renews year-to-year thereafter. The Osanloo Employment Agreement further provides for a base salary of $750,000 as well as annual incentive cash compensation with an annual target equal to 100% of base salary, up to a maximum of 150% (subsequently increased to 200%) of base salary, a signing bonus of $200,000 which was paid within 30 days of Mr. Osanloo’s start date and an award of 15,000,000 options granted under the 2014 Plan, split equally between options that are subject to time-vesting and time-vesting and performance-vesting. Mr. Osanloo was also provided the opportunity to invest up to $1,500,000 for the purchase of Class A common units of the Company, at the then fair market value. In the event of termination by the Company without cause, by Mr. Osanloo for good reason or upon the Company’s non-renewal of the term, Mr. Osanloo is entitled to: (i) base salary continuation for 18 months, (ii) pro-rata annual cash bonus based on actual performance for the year of termination, and (iii) payment of COBRA premiums for a period of 18 months. In the event of termination due to death or disability, Mr. Osanloo or his legal representatives will be entitled to: (i) earned but unpaid annual bonus (if any), and (ii) pro-rata bonus annual cash bonus based on actual performance for the year of termination.

Sherri Abruscato - The Company entered into an employment agreement with Ms. Abruscato (the “Abruscato Employment Agreement”) on August 1, 2014, when the original founder of the Company sold to Berkshire Partners LLC. The Abruscato Employment Agreement provides for a 3-year initial term and renews year-to-year thereafter. The Abruscato Employment Agreement further provides for a base salary of $325,000 as well as annual incentive cash compensation with an annual target equal to 50% of base salary. The Abruscato Employment Agreement further provided that Ms. Abruscato would be eligible to participate in an incentive equity plan, upon adoption of such a plan and approval of the award by the Board. In the event of termination by the Company without cause, by Ms. Abruscato for good reason or upon the Company’s non-renewal of the term, Ms. Abruscato is entitled to base salary continuation for 12 months. In the event of termination due to death or disability, Ms. Abruscato or her legal representatives will be entitled to any earned but unpaid annual bonus.

Portillo's Inc. Form 10-K | 93

Michelle Hook - The Company entered into an offer letter with Ms. Hook (the “Hook Offer Letter”) on November 16, 2020. The Hook Offer Letter provides for at-will employment. The Hook Offer Letter further provides for a base salary of $350,000, as well as annual incentive cash compensation with an annual target equal to 50% of base salary commencing in 2021. The Hook Offer Letter further provides that Ms. Hook is eligible to participate in the Company’s incentive equity plan. Pursuant to the Hook Offer Letter, Ms. Hook received a sign-on bonus of $115,000, which is subject to full or partial repayment upon certain terminations of employment prior to the second anniversary of the employment start date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers as of December 26, 2021:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)(1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested ($)(2)	Market value of shares or units of stock that have not vested ($)(3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units, or other rights that have not vested ($)
Michael Osanloo	1,216,746	811,164	—	5.11	10/1/2028	—	—	—	—
	—	—	963,325	20.00	10/21/2031	196,900	7,549,146	—	—
Sherri Abruscato	440,840	—	—	3.30	12/10/2024	—	—	—	—
	110,210			5.45	12/10/2024	—	—	—	—
	—	—	54,881	20.00	10/21/2031	13,200	506,088	—	—
Michelle Hook	24,335	97,339	—	5.77	3/2/2031	—	—	—	—
	—	—	263,852	20.00	10/21/2031	75,000	2,875,500	—	—
(1) Represents unvested performance-based stock options outstanding as of Fiscal 2021, awarded in connection with the IPO, subject to stock performance conditions. See "IPO Equity Awards" above.
(2) Represents unvested RSUs awarded in connection with the IPO. See “IPO Equity Awards” above.
(3) Value calculated based on $38.34, the closing stock price on December 23, 2021, the last trading day of Fiscal 2021.

Potential Payments Upon Termination

The employment agreements with Mr. Osanloo and Ms. Abruscato provide for certain potential payments upon termination. A description of these potential payments is included in the summaries of the Osanloo Employment Agreement and the Abruscato Employment Agreement in the Employment Arrangements section above. There are no arrangements pursuant to which payments are triggered upon a change in control.

Under the 2021 Plan, to the extent that outstanding awards are not continued, assumed or substituted upon or following a change in control, the Compensation Committee may, but is not obligated to, make adjustments to the terms and conditions of outstanding awards, including without limitation (i) acceleration of exercisability, vesting and/or payment immediately prior to, upon or following such event, (ii) upon written notice, provided that any outstanding stock option and SAR must be exercised during a period of time immediately prior to such event or other period (contingent upon the consummation of such event), and at the end of such period, such stock options and SARs shall terminate to the extent not so exercised, and (iii) cancellation of all or any portion of outstanding awards for fair value (in the form of cash, shares, other property or any combination of the foregoing.

Portillo's Inc. Form 10-K | 94

Director Compensation

Prior to the IPO, our director compensation consisted of cash fees or option awards under the 2014 Plan, depending on each director’s individual compensation arrangement(s) as described in the footnotes to the table below, where applicable. In connection with the IPO, our directors received RSU awards and our Compensation Committee and Board also established a new non-employee director compensation program, as described below.

The following table sets forth information concerning the compensation of our non-employee directors for Fiscal 2021. Any director who is an employee of the Company receives no additional compensation for services as a director or as a member of a committee of our Board. Compensation information for Mr. Osanloo is included under “Summary Compensation Table” above.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($) (2)	All other compensation ($) (3)	Total ($)
Michael A. Miles	$250,000	$120,000	$—	$469,274	$839,274
Ann Bordelon	50,000	120,000	483,116	50,563	703,679
Noah Glass	50,000	120,000	483,116	50,563	703,679
Paulette Dodson	—	—	—	—	—
Gerard J. Hart	50,000	120,000	483,100	50,563	703,663
Joshua A. Lutzker	—	—	—	—	—
Richard K. Lubin	—	—	—	—	—
(1) The amounts represent 6,000 RSUs at a grant date fair value of $20 per unit.
(2) Represents incremental fair value of modified performance options from the 2014 Plan determined in accordance with ASC Topic 718. Each of our directors has the following number of stock options outstanding: Ms. Bordelon received 29,822 Class A unit options at a incremental fair market value of $16.20; Mr. Glass received 29,822 Class A unit options at a incremental fair market value of $16.20; Mr. Hart received 29,821 Class A unit options at a incremental fair market value of $16.20.
(3) The amounts represent a payment upon completion of the Transactions as described in "Equity Compensation" above.

Directors are also provided an opportunity to invest up to $500,000 in Class A units at the fair market value in place at time of purchase. Prior to the IPO, Mr. Miles, as Chairman of the Board, received an annual retainer of $250,000, payable monthly in arrears, along with reimbursement of reasonable direct out of pocket travel expenses incurred as a result of his service as Chairman. Other independent directors, received an annual $50,000 retainer, paid pro rata during their first year of service, as well as a stock grant in connection with commencing service as a director, split equally divided into time-based vesting and time and performance-based vesting option awards. The awards vest ratably over the requisite service period, which is generally five years and are generally exercisable within a 10-year period from the date of the grant.

Non-Employee Director Compensation Program Following Our Initial Public Offering

In connection with our IPO, our Board approved a new compensation program for our non-employee directors beginning January 1, 2022, subject to certain awards that were granted at the time of the IPO, as discussed below. Pursuant to this new program, directors will receive an annual retainer of $200,000, of which $120,000 will be in the form of time-based RSUs that generally will vest one-year from the date of grant, and $80,000 will be in cash. Additionally, the Audit Committee chair will receive $20,000, the Compensation Committee chair will receive $15,000 and the Nominating and Corporate Governance Committee chair will receive $10,000. Mr. Miles will also receive a $50,000 fee for his service as the Board chair. Directors may elect to receive any or all of their cash fees in RSUs rather in cash, if they prefer.

Certain of our non-employee directors received their 2022 equity grants of 6,000 RSUs based on the initial stock price of $20 per share in connection with the IPO, while others received the same number of RSUs in 2022. These RSUs tied to the IPO price will vest in three equal installments starting on the anniversary of the IPO. Certain directors also opted to receive all or a portion of their cash compensation in RSUs, which were granted in January 2022. Such RSUs will vest on December 31, 2022.

Portillo's Inc. Form 10-K | 95

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during 2021 were Mr. Hart, Mr. Lubin, Mr. Lutzker, and Mr. Miles. During 2021, none of our executive officers served (i) as a member of the Compensation Committee or board of directors of another entity, one of whose executive officers served on our Compensation Committee, or (ii) as a member of the Compensation Committee of another entity, one of whose executive officers served on our Board.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information regarding the beneficial ownership of our Class A common stock as of March 3, 2022 (except as otherwise stated) by the following:

•Each person known to us to own beneficially more than 5% of our outstanding common stock;
•Each of the directors and named executive offers individually; and
•All directors and officers as a group.

The following table assumes that the certain pre-IPO LLC members (the "pre-IPO LLC Members") redeem or exchange all of their LLC Units and shares of Class B common stock for newly issued shares of our Class A common stock on a one-for-one basis. In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to stock options that are exercisable within 60 days of March 3, 2022. In computing the number of shares of our Class A common stock beneficially owned by a person and the percentage ownership, we deemed outstanding shares of our Class A common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 3, 2022. We did not deem these shares of our Class A common stock outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is: c/o Portillo’s Inc., 2001 Spring Road, Suite 400, Oak Brook, Illinois 60523. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

	Shares of Class A Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage of Outstanding Class A Common Stock
5% stockholders
Funds managed by Berkshire (1)	45,554,689	63.73%
Select Equity Group, L.P. (2)	3,771,957	5.28%
The Vanguard Group (3)	1,820,986	2.55%
Named executive officers and directors:
Michael Osanloo	1,510,646	2.11%
Sherri Abruscato	551,050	*
Michelle Hook	24,335	*
Michael A. Miles, Jr.	847,455	1.19%
Ann Bordelon	35,682	*
Noah Glass (4)	76,988	*
Paulette Dodson	—	*
Gerard J. Hart (5)	109,714	*
Richard K. Lubin (6)	—	—
Joshua A. Lutzker (6)	—	—
All directors and executive officers as a group (15 persons):	3,755,725	5.24%
*Less than 1%

Portillo's Inc. Form 10-K | 96

(1) Represents (i) 12,343,204 shares of Class A common stock owned by Berkshire Fund VIII-A, L.P. (“Berkshire Fund VIII-A”), (ii) 29,706,279 shares of Class A common stock issuable to Berkshire Fund VIII, L.P. (“Berkshire Fund VIII”) in respect of an equal number of LLC Units owned by Berkshire Fund VII, (iii) 816,386 shares of Class A common stock issuable to Berkshire Investors III LLC (“Berkshire Investors III”) in respect of an equal number of LLC Units owned by Berkshire Investors III, and (iv) 2,688,820 shares of Class A common stock issuable to Berkshire Investors IV LLC (“Berkshire Investors IV” and together with Berkshire Fund VIII-A, Berkshire Fund VIII, Berkshire Investors III, the “Berkshire Entities”) in respect of an equal number of LLC Units owned by Berkshire Investors IV. Eighth Berkshire Associates LLC, a Delaware limited liability company (“8BA”), is the general partner of Berkshire Fund VIII-A and Berkshire Fund VIII. The managing members of 8BA are Samantha Adams, Michael C. Ascione, Matthew J. Berner, David C. Bordeau, Kenneth S. Bring, Kevin T. Callaghan, Matthew B. Gooch, Blake L. Gottesman, Christopher J. Hadley, Lawrence S. Hamelsky, Saad Hasan, Sharlyn C. Heslam, Elizabeth L. Hoffman, Justin G. Hupp, Matthew A. Janchar, Joshua B. Johnson, Ross M. Jones, Benjamin D. Levy, Joshua A. Lutzker, Jonathan J. Meyer, Jonathan D. Nuger, Nii Amaah K. Ofosu-Amaah, Greg Pappas, Marni F. Payne, Anil Seetharam, Raleigh A. Shoemaker, Robert J. Small, Samuel W. Spirn, Terry H. Thompson and Edward J. Whelan, Jr. (the “Berkshire Principals”). Mr. Lutzker is a director of the Company. The Berkshire Principals are also the managing members of Berkshire Investors III and Berkshire Investors IV. Berkshire Fund VIII, Berkshire Fund VIII-A, Berkshire Investors III and Berkshire Investors IV often make acquisitions in, and dispose of, securities of an issuer on the same terms and conditions and at the same time. Berkshire Partners LLC, a Massachusetts limited liability company (“Berkshire Partners”), is the investment advisor to Berkshire Fund VIII and Berkshire Fund VIII-A (collectively, the “Funds”). The Berkshire Principals make investment and voting decisions for the Funds by majority vote. Berkshire Partners, the Funds, Berkshire Investors III, Berkshire Investors IV and 8BA may be deemed to constitute a “group” for purposes of Section 13(d) of the Exchange Act, although they do not admit to being part of a group, nor have they agreed to act as part of a group. The address of all the entities and the managing members mentioned above is 200 Clarendon Street, 35th Floor, Boston, Massachusetts 02116-5021.
(2) According to a Schedule 13G filed on February 14, 2022, Select Equity Group, L.P., a Delaware limited partnership (“Select LP”), SEG Partners II, L.P., a Delaware limited partnership (“SEG Partners II”), and George S. Loening, a United States citizen (“Loening”), who is the majority owner of Select LP and managing member of its general partner, and the managing member of SEG Partners II’s general partner, share voting control and investment discretion over part or all of the interests shown as follows: (i) Select LP shares voting and investment discretion over 3,771,957 shares, (ii) SEG Partners II shares voting and investment discretion over 2,266,552 shares and (iii) Loening shares voting and investment discretion over 3,771,957 shares. The business address of each Select LP, SEG Partners II and Loening is 380 Lafayette Street, 6th Floor, New York, New York 10003.
(3) According to a Schedule 13G filed on February 10, 2022, The Vanguard Group, shares voting control and investment discretion as follows: shared voting power over 32,441 shares, sole dispositive power over 1,781,310 shares, and shared dispositive power over 39,676 shares. The business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(4) Represents shares owned by the Glass Family Trust dated December 29, 2016.
(5) Represents shares held by PENSCO Trust Company LLC, on behalf of and as custodian for the Gerard J. Hart IRA.
(6) Excludes shares of Class A common stock and Class B common Stock held by the Berkshire Entities, as disclosed in footnote (1) above, in which Mr. Miles, Mr. Lubin and Mr. Lutzker have a pecuniary interest. Mr. Lubin and Mr. Lutzker disclaim beneficial ownership of the securities held by the Berkshire Entities except to the extent of their respective pecuniary interests therein.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 11. "Executive Compensation – Equity Incentive Plans” for a discussion of our equity incentive plans.

Equity Compensation Plans Table

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of
December 26, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders	8,220,236	$7.90	5,344,678
(1) Represents shares under the 2021 Plan, including 6,426,041 shares assumed from the 2014 Plan.

Portillo's Inc. Form 10-K | 97

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We describe below transactions and series of similar transactions, during our last fiscal year or currently proposed, to which we were a party or will be a party, in which:

•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting this criteria to which we have been or will be a party other than compensation arrangements.

Stock Subscription

We previously issued 1,449,275 LLC Units to our Chief Executive Officer and President for a stock subscription receivable of $1.0 million. As of December 26, 2021 and December 27, 2020, the Company had $0.0 million and $0.5 million recorded as subscription receivable, respectively. On August 13, 2021, the remaining stock subscription receivable of $0.2 million was fully repaid.

The table below sets forth the consideration in LLC Units and Class B common stock received by our directors, officers and 5% equity holders in the Transactions:

Name	Class B Common Stock and LLC Units Issued in the Transactions
Funds managed by Berkshire	33,211,485
Michael Osanloo	293,900
Michael A. Miles, Jr.	293,900
Ann Bordelon	17,789
Noah Glass	23,309
Gerard J. Hart	50,072

Amended Portillo’s OpCo Agreement

In connection with the Transactions, Portillo’s Inc., Portillo’s OpCo and each of the pre-IPO LLC Members entered into the Amended LLC Agreement. Following the Transactions, and in accordance with the terms of the Amended LLC Agreement, we operate our business through Portillo’s OpCo. Pursuant to the terms of the Amended LLC Agreement, so long as the Continuing Pre-IPO LLC Members continue to own any LLC Units or securities redeemable or exchangeable into shares of our Class A common stock, we will not, without the prior written consent of such holders, engage in any business activity other than the management and ownership of Portillo’s OpCo or own any assets other than securities of Portillo’s OpCo and/or any cash or other property or assets distributed by or otherwise received from Portillo’s OpCo, unless we determine in good faith that such actions or ownership are in the best interest of Portillo’s OpCo.

As the sole managing member of Portillo’s OpCo, we have control over all of the affairs and decision making of Portillo’s OpCo. As such, through our officers and directors, we are responsible for all operational and administrative decisions of Portillo’s OpCo and the day-to-day management of Portillo’s OpCo’s business. We will fund any dividends to our stockholders by causing Portillo’s OpCo to make distributions to the holders of LLC Units and us, subject to the limitations imposed by our debt agreements.

Portillo's Inc. Form 10-K | 98

The holders of LLC Units will generally incur U.S. federal, state and local income taxes on their proportionate share of any taxable income of Portillo’s OpCo. The Amended LLC Agreement provides for pro rata cash distributions to the holders of LLC Units for purposes of funding their tax obligations in respect of the taxable income of Portillo’s OpCo that is allocated to them. Generally, these tax distributions will be computed based on our estimate of the net taxable income of Portillo’s OpCo allocated to the holder of LLC Units that receives the greatest proportionate allocation of income multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporation residing in New York, New York, whichever is higher. As a result of (i) potential differences in the amount of taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate in calculating Portillo’s OpCo’s distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement.

Except as otherwise determined by us, if at any time we issue a share of our Class A common stock, the net proceeds received by us with respect to such share, if any, shall be concurrently invested in Portillo’s OpCo and Portillo’s OpCo shall issue to us one LLC Unit. Similarly, except as otherwise determined by us, (i) Portillo’s OpCo will not issue any additional LLC Units to us unless we issue or sell an equal number of shares of our Class A common stock and (ii) should Portillo’s OpCo issue any additional LLC Units to the pre-IPO LLC Members or any other person, we will issue an equal number of shares of our Class B common stock to such pre-IPO LLC Members or any other person. Conversely, if at any time any shares of our Class A common stock are redeemed, purchased or otherwise acquired by us, Portillo’s OpCo will redeem, purchase or otherwise acquire an equal number of LLC Units held by us, upon the same terms and for the same price per security, as the shares of our Class A common stock are redeemed, purchased or otherwise acquired. In addition, Portillo’s OpCo will not effect any subdivision (by any unit split, unit distribution, reclassification, reorganization, recapitalization or otherwise) or combination (by reverse unit split, reclassification, reorganization, recapitalization or otherwise) of the LLC Units unless it is accompanied by a substantively identical subdivision or combination, as applicable, of each class of our common stock, and we will not effect any subdivision or combination of any class of our common stock unless it is accompanied by a substantively identical subdivision or combination, as applicable, of the LLC Units.

Under the Amended LLC Agreement, the holders of LLC Units (other than us) have the right to require Portillo’s OpCo to redeem all or a portion of their LLC Units for newly-issued shares of Class A common stock on a one-for-one basis in accordance with the terms of the Amended LLC Agreement. Upon the exercise of the redemption right, the redeeming member will surrender its LLC Units to Portillo’s OpCo for cancellation. The Amended LLC Agreement requires that we contribute shares of our Class A common stock to Portillo’s OpCo in exchange for an amount of newly-issued LLC Units in Portillo’s OpCo equal to the number of LLC Units redeemed from the holders of LLC Units. Portillo’s OpCo will then distribute the shares of our Class A common stock to such holder of an LLC Unit to complete the redemption. In the event of a redemption request by a holder of an LLC Unit, we may, at our option, effect a direct exchange of Class A common stock for LLC Units in lieu of such a redemption. Whether by redemption or exchange, we are obligated to ensure that at all times the number of LLC Units that we own equals the number of shares of Class A common stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities). Shares of Class B common stock will be canceled on a one-for-one basis if we, following a redemption request of a holder of an LLC Unit, redeem or exchange LLC Units of such holder of an LLC Unit pursuant to the terms of the Amended LLC Agreement.

The Amended LLC Agreement provides that, in the event that a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock is proposed by us or our stockholders and approved by our Board or is otherwise consented to or approved by our Board, the holders of LLC Units will be permitted to participate in such offer by delivery of a notice of redemption or exchange that is effective immediately prior to the consummation of such offer. In the case of any such offer proposed by us, we are obligated to use our reasonable best efforts to enable and permit the holders of LLC Units to participate in such offer to the same extent or on an economically equivalent basis as the holders of shares of our Class A common stock without discrimination. In addition, we are obligated to use our reasonable best efforts to ensure that the holders of LLC Units may participate in each such offer without being required to redeem or exchange LLC Units.

The Amended LLC Agreement provides that, except for transfers to us as provided above or to certain permitted transferees, the LLC Units and corresponding shares of Class B common stock may not be sold, transferred or otherwise disposed of.

Subject to certain exceptions, Portillo’s OpCo will indemnify all of its members and their officers and other related parties, against all losses or expenses arising from claims or other legal proceedings in which such person (in its capacity as such) may be involved or become subject to in connection with Portillo’s OpCo’s business or affairs or the Amended LLC Agreement or any related document.

Portillo's Inc. Form 10-K | 99

Portillo’s OpCo may be dissolved upon (i) the determination by us to dissolve Portillo’s OpCo or (ii) any other event which would cause the dissolution of Portillo’s OpCo under the Delaware Limited Liability Company Act, unless Portillo’s OpCo is continued in accordance with the Delaware Limited Liability Company Act. Upon dissolution, Portillo’s OpCo will be liquidated and the proceeds from any liquidation will be applied and distributed in the following manner: (a) first, to creditors (including creditors who are members or affiliates of members) in satisfaction of all of Portillo’s OpCo’s liabilities (whether by payment or by making reasonable provision for payment of such liabilities, including the setting up of any reasonably necessary reserves) and (b) second, to the members in proportion to their vested LLC Units.

Tax Receivable Agreement

We acquired certain favorable tax attributes and a share of the existing tax basis of the assets of Portillo’s OpCo in the IPO. In addition, future redemptions or exchanges by pre-IPO LLC Members of LLC Units for shares of our Class A common stock or cash are expected to result in favorable tax attributes for us. These tax attributes would not be available to us in the absence of those transactions and are expected to reduce the amount of tax that we would otherwise be required to pay in the future.

Upon completion of the IPO, we became party to a Tax Receivable Agreement with certain of our pre-IPO LLC Members ("TRA Parties"). Under the Tax Receivable Agreement, we generally will be required to pay to the TRA Parties, in the aggregate, 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) our allocable share of existing tax basis in depreciable or amortizable assets relating to LLC Units acquired in the IPO, (ii) certain favorable tax attributes acquired by the Company from entities treated as corporations for U.S. tax purposes that held LLC Units prior to the Transactions ("Blocker Companies") (including net operating losses and the Blocker Companies' allocable share of existing tax basis), (iii) increases in our allocable share of then existing tax basis in depreciable or amortizable assets, and adjustments to the tax basis of the tangible and intangible assets, of Portillo’s OpCo and its subsidiaries, as a result of (x) sales or exchanges of interests in Portillo’s OpCo in connection with the IPO and (y) future exchanges of LLC Units by pre-IPO LLC Members for Class A common stock, and (iv) certain other tax benefits related to entering into the Tax Receivable Agreement, including payments made under the Tax Receivable Agreement.

We expect that the payments we will be required to make under the Tax Receivable Agreement will be substantial. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $184.2 million as of December 26, 2021. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $156.6 million, primarily over the next 15 years, substantially declining in year 16 through year 47. The actual amounts we will be required to pay may materially differ from these amounts, because potential future tax savings that we will actually realize or be deemed to realize, and the Tax Receivable Agreement payments made by us, will be calculated based in part on the market value of our Class A common stock at the time of each exchange of an LLC Unit for a share of Class A common stock and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the Tax Receivable Agreement and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on our existing owners’ continued ownership of us. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and/or distributions to us by Portillo’s OpCo are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes.

The actual tax attributes, as well as any amounts paid to the TRA Parties under the Tax Receivable Agreement, will vary depending on a number of factors, including:

•the timing of redemptions or exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of Portillo’s OpCo at the time of each redemption or exchange. In addition, the increase in Portillo’s Inc.’s allocable share of existing tax basis acquired upon the future exchange of LLC Units for shares of Class A common stock will vary depending on the amount of remaining existing tax basis at the time of such redemption or exchange;

•the price of shares of our Class A common stock at the time of the redemption or exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of Portillo’s OpCo, is directly proportional to the price of shares of our Class A common stock at the time of the redemption or exchange;

Portillo's Inc. Form 10-K | 100

•the extent to which such redemptions or exchanges are taxable—if an exchange is not taxable for any reason, increased tax deductions as a result of the Section 754 election mentioned above will not be available to generate payments under the Tax Receivable Agreement;

•the amount of Blocker tax attributes—the amount of applicable tax attributes of the Blocker Companies at the time of the IPO impacts the amount and timing of payments under the Tax Receivable Agreement;

•changes in tax rates—payments under the Tax Receivable Agreement will be calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted- average state and local income tax rate based on apportionment factors for the applicable period, so changes in tax rates will impact the magnitude of cash tax benefits covered by the Tax Receivable Agreement and the amount of payments under the Tax Receivable Agreement; and

•the amount and timing of our income—Portillo’s Inc. is obligated to pay 85% of the cash tax benefits under the Tax Receivable Agreement as and when realized. If Portillo’s Inc. does not have taxable income, Portillo’s Inc. is not required (absent certain changes of control or other circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for a taxable year in which it does not have taxable income because no cash tax benefits will have been realized. However, any tax attributes that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in cash tax benefits that will result in payments under the Tax Receivable Agreement.

In addition, the depreciation and amortization periods that apply to the increases in tax basis, the timing and amount of any earlier payments that we may have made under the Tax Receivable Agreement and the portion of our payments under such Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis are also relevant factors.

Decisions made by the Pre-IPO LLC Members in the course of running our business may influence the timing and amount of payments that are received by an exchanging or selling existing owner under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction may accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of an existing owner to receive payments under the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions we determine, and the IRS or another taxing authority may challenge all or a part of the existing tax basis, deductions, tax basis increases, net operating losses or other tax attributes subject to the Tax Receivable Agreement, and a court could sustain such challenge. Payments we will be required to make under the Tax Receivable Agreement generally will not be reduced as a result of any taxes imposed on us, Portillo’s OpCo or any direct or indirect subsidiary thereof that are attributable to a tax period (or portion thereof) ending on or before the IPO. Further, the TRA Parties will not reimburse us for any payments previously made if such tax attributes are subsequently disallowed, except that any excess payments made to a TRA Party will be netted against future payments otherwise to be made to such TRA Party under the Tax Receivable Agreement, if any, after our determination of such excess. In addition, the actual state or local tax savings we may realize may be different than the amount of such tax savings we are deemed to realize under the Tax Receivable Agreement, which will be based on an assumed combined state and local tax rate applied to our reduction in taxable income as determined for U.S. federal income tax purposes as a result of the tax attributes subject to the Tax Receivable Agreement. In both such circumstances, we could make payments to the TRA Parties that are greater than our actual cash tax savings and we may not be able to recoup those payments, which could negatively impact our liquidity. The Tax Receivable Agreement provides that (1) in the event that we breach any of our material obligations under the Tax Receivable Agreement, (2) upon certain changes of control or (3) if, at any time, we elect an early termination of the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future cash tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the Tax Receivable Agreement. The change of control provisions in the Tax Receivable Agreement may result in situations where the TRA Parties have interests that differ from or are in addition to those of our other stockholders. The present value of such anticipated future cash tax benefits are discounted at a rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR (or its successor rate) plus 100 basis points.

Portillo's Inc. Form 10-K | 101

Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement depends on the ability of Portillo’s OpCo to make distributions to us. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement (unless, generally, such nonpayment is due to a lack of sufficient funds), which could negatively impact our results of operations and could also affect our liquidity in periods in which such payments are made.

Registration Rights Agreement

In connection with the IPO, we entered into a registration rights agreement with Berkshire and certain of our other stockholders. This agreement will provide Berkshire, and their permitted transferees, with “demand” registrations, which will require us to register shares of our common stock under the Securities Act. Each of our stockholders that is a party to the registration rights agreement will also be entitled to customary “piggyback” registration rights and entitled to participate on a pro rata basis in any registration of our common stock under the Securities Act that we may undertake. The registration rights agreement will also require us to maintain an effective shelf registration statement with respect to shares registered pursuant to the registration rights agreement, require that we will pay certain expenses relating to such registrations and require that we indemnify the stockholders party to the registration rights agreement against certain liabilities which may arise under the Securities Act.

Repayment of Redeemable Preferred Units

Pursuant to a unit purchase agreement, dated August 1, 2014, between Portillo’s OpCo and Broad Street Principal Investments, Portillo’s OpCo issued 100,000 redeemable preferred units (the “redeemable preferred units”) in exchange for a capital contribution. In connection with the Transactions and the IPO, Portillo’s OpCo used a portion of the net proceeds from the IPO to repay the redeemable preferred units (including any redemption premium) in full.

Receivables

As of December 26, 2021, the related parties’ receivables consisted of a receivable balance due from C&O of $0.4 million, which was included in accounts receivable in the consolidated balance sheet.

Olo

Noah Glass, a member of our Board, is the founder and CEO of Mobo Systems, Inc. (also known as“Olo”), a platform Portillo’s OpCo uses in connection with its mobile ordering application and delivery.

The Company incurred the following Olo-related costs for Fiscal 2021 (in millions):

Fiscal Years Ended
December 26, 2021
Cost of goods sold, excluding depreciation and amortization	$633
Other operating expenses	469
Net Olo-related costs	$1,102

As of December 26, 2021, there were no amounts payable to Olo.

Portillo's Inc. Form 10-K | 102

Operating Leases and Consulting Agreement

Portillo’s OpCo leases 23 real properties from entities owned and controlled by Richard Portillo. Mr. Portillo was the former President, CEO, and Owner of the Company, as comprised at the date of the merger transaction in August 2014 through which the Company was acquired by funds affiliated or managed by Berkshire Partners LLC. The Company made $7.9 million in rental payments during the year ended December 26, 2021. Beginning in 2014 through July 31, 2021, Mr. Portillo served as a consultant, under an agreement with Portillo's Holdings, LLC (the "Consulting Agreement"). Under the terms of the Consulting Agreement, $2.0 million was paid annually for various consulting services, which was included in general and administrative expenses in the statements of operations. The Consulting Agreement terminated on July 31, 2021 and has not been renewed.

Related Party Transactions, Policies and Procedures

In connection with the IPO, we adopted a written Related Person Transaction Policy (the “Policy”), which sets forth our policy with respect to the review, approval, ratification and disclosure of all related person transactions by our Audit Committee. In accordance with the Policy, our Audit Committee has overall responsibility for implementation of and compliance with the Policy.

For purposes of the Policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeded, exceeds or will exceed $120,000 and in which any related person (as defined in the Policy) had, has or will have a direct or indirect material interest. A “related person transaction” does not include any employment relationship or transaction involving an executive officer and any related compensation resulting solely from that employment relationship that has been reviewed and approved by our Board or our Compensation Committee, as applicable. A “related person” includes (i) our directors, director nominees or executive officers, (ii) any 5% beneficial owner of our voting securities, or (iii) any immediate family member of the foregoing.

The Policy requires that notice of a proposed related person transaction be provided to our General Counsel prior to entry into such transaction. If our General Counsel determines that such transaction is a related person transaction, the proposed transaction will be submitted to our Audit Committee for consideration at its next meeting. Under the Policy, our Audit Committee may approve only those related person transactions that are in, or are not inconsistent with, our best interests. In reviewing and approving any related party transaction, the Audit Committee is tasked to consider all of the relevant facts and circumstances, and consideration of various factors enumerated in the Policy.

The Policy also provides that the Audit Committee review certain previously approved or ratified related person transactions that are ongoing to determine whether the related person transaction remains in our best interests and the best interests of our stockholders. Additionally, we will make periodic inquiries of directors and executive officers with respect to any potential related person transaction to which they may be a party or of which they may be aware.

Director Independence

See Item 10. "Director Independence” and Item 10. "Board Committees” above for a discussion of the matters required by Item 407(a) of
Regulation S-K.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board selected Deloitte & Touche LLP to serve as our independent registered public accounting firm for Fiscal 2021. Aggregate fees billed to the Company for the fiscal years ended December 26, 2021 and December 27, 2020 by the Company's principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatus Limited, and their related entities (collectively, "Deloitte") were approximately (in thousands):

Portillo's Inc. Form 10-K | 103

	2021	2020
Audit fees (1)	$2,757	$478
Audit-related fees (2)	2	2
Tax fees (3)	1,225	105
All other fees	—	—
Total	$3,984	$585

(1) These are fees for professional services performed by Deloitte for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.
(2) These are fees related to accounting research database subscription services.
(3) These are fees for professional services performed by Deloitte with respect to tax compliance, tax advice and tax planning. Fees incurred principally relate to review of tax returns, preparation of tax returns or supporting documentation and consultation with regard to various tax planning issues.

Our Audit Committee's charter provides that the Audit Committee, or the chair of the Audit Committee, must pre-approve any audit or non-audit service provided to us by Deloitte, unless the engagement is entered into pursuant to appropriate pre-approval policies established by the Audit Committee or if the service falls within available exceptions under SEC rules. Without limiting the foregoing, the Audit Committee may delegate authority to one or more independent members of the Audit Committee to grant pre-approvals of audit and permitted non-audit services, and any such pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. All such services and fees provided by our independent registered public accounting firm during Fiscal 2021 and Fiscal 2020 were pre-approved by the Audit Committee.

Portillo's Inc. Form 10-K | 104

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules

Page
Schedule II: Valuation and Qualifying Accounts	82

All other financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated as part of this report and such Exhibit Index is incorporated herein by reference.

ITEM 16.     FORM 10-K SUMMARY

None.

Portillo's Inc. Form 10-K | 105

Exhibit Index

Exhibit Number	Description	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Portillo's Inc.
3.2	Amended and Restated Bylaws of Portillo’s Inc.
4.1	Description of Capital Stock	*
10.1
First Lien Credit Agreement, dated as of August 1, 2014, among Portillo's Holdings, LLC, as Borrower, PHD Intermediate LLC, UBS AG, Stamford Branch, as administrative agent and collateral agent and ledgers from time to time party thereto (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.2
First Amendment to First Lien Credit Agreement, dated as of October 25, 2016, among Portillo’s Holdings, LLC, as Borrower, PHD Intermediate LLC, UBS AG, Stamford Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 27, 2021).

10.3
Second Amendment to First Lien Credit Agreement, dated as of May 18, 2018, among Portillo's Holdings, LLC, as Borrower, PHD Intermediate LLC, UBS AG, Stamford Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.4
Third Amendment to First Lien Credit Agreement, dated as of December 6, 2019, among Portillo’s Holdings, LLC, as Borrower, PHD Intermediate LLC, UBS AG, Stamford Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.5
Second Lien Credit Agreement, dated as of August 1, 2014, among Portillo's Holdings, LLC, as Borrower, PHD Intermediate LLC, UBS AG, Stamford Branch, as administrative agent and collateral agent and the lenders from time to time party thereto (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.6
First Amendment to Second Lien Credit Agreement, dated as of October 25, 2014, among Portillo's Holdings, LLC, as Borrower, PHD Intermediate LLC, UBS AG, Stamford Branch, as administrative agent and collateral agent and the lenders from time to time party thereto (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.7
Second Amendment to Second Lien Credit Agreement, dated as of December 6, 2019, among Portillo’s Holdings, LLC, as Borrower, PHD Intermediate LLC, UBS AG, Stamford Branch, as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 27, 2021).

10.8	Portillo’s Inc. 2021 Equity Incentive Plan	†
10.9	Registration Rights Agreement, dated as of October 21, 2021, by and among Portillo's Inc. and the other parties hereto	*
10.10	Form of Restricted Stock Unit Award Agreement under Portillo’s Inc. 2021 Equity Incentive Plan	†
10.11	Form of Option Award Agreement under Portillo’s Inc. 2021 Equity Incentive Plan	†
10.12	Form of 2021 Executive Officer and Director Indemnification Agreement for Portillo’s Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 2021).
10.13
Employment Agreement between PHD Group Holdings LLC and Michael Osanloo, entered into as of August 3, 2018 (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).
†
10.14
Employment Agreement between PHD Group Holdings LLC and Sherri Abruscato, entered into as of August 1, 2014 (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).
†
10.15
Letter Agreement between PHD Group Holdings LLC and Michelle Hook entered into as of November 14, 2020 (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).
†

Portillo's Inc. Form 10-K | 106

10.16
Letter Agreement between PHD Group Holdings LLC and Jill Waite entered into as of May 22, 2019 (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).
†
10.17	Tax Receivable Agreement among Portillo’s Inc. and the Parties named therein
10.18	Second Amended and Restated LLC Agreement of PHD Group Holdings LLC
21	Subsidiaries of Portillo's Inc.	*
23.1	Consent of Independent Registered Public Accounting Firm	*
31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith
†    Indicates a management contract or compensatory plan or agreement

Portillo's Inc. Form 10-K | 107

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: March 10, 2022	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Osanloo	President, Chief Executive Officer and Director	March 10, 2022
Michael Osanloo	(Principal Executive Officer)

/s/ Michelle Hook	Chief Financial Officer and Treasurer	March 10, 2022
Michelle Hook	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ann Bordelon	Director	March 10, 2022
Ann Bordelon

/s/ Paulette R. Dodson	Director	March 10, 2022
Paulette R. Dodson

/s/ Noah Glass	Director	March 10, 2022
Noah Glass

/s/ Gerard J. Hart	Director	March 10, 2022
Gerard J. Hart

/s/ Richard K. Lubin	Director	March 10, 2022
Richard K. Lubin

/s/ Joshua A. Lutzker	Director	March 10, 2022
Joshua A. Lutzker

/s/ Michael A. Miles, Jr.	Director	March 10, 2022
Michael A. Miles, Jr.

Portillo's Inc. Form 10-K | 108