Form 10-Q
period 2022-03-27
Portillo's Inc.
filed 2022-05-05
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 27, 2022

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
(630) 954-3773
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
☐     Yes     ☒     No

As of April 25, 2022, there were 35,847,171 shares of the registrant's Class A common stock, par value $0.01 per share, issued and outstanding.

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

All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 filed with the Securities and Exchange Commission (the "SEC") on March 10, 2022, which is available on the SEC's website at www.sec.gov.

The forward-looking statements included in this Form 10-Q are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	March 27, 2022	December 26, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$32,182	$39,263
Accounts receivable	5,401	7,840
Inventory	5,147	6,078
Prepaid expenses	6,155	5,836
Total current assets	48,885	59,017
Property and equipment, net	192,093	190,834
OTHER ASSETS:
Goodwill	394,298	394,298
Trade names	223,925	223,925
Other intangible assets, net	35,047	35,832
Equity method investment	16,127	16,170
Deferred tax asset	74,289	74,455
Other assets	4,636	5,042
Total other assets	748,322	749,722
TOTAL ASSETS	$989,300	$999,573

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,170	$27,249
Current portion of long-term debt	3,324	3,324
Current deferred revenue	5,063	6,893
Accrued expenses	21,265	29,472
Total current liabilities	51,822	66,938
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	315,619	315,829
Deferred rent	33,324	32,174
Tax receivable agreement liability	156,638	156,638
Other long-term liabilities	4,156	4,588
Total long-term liabilities	509,737	509,229
Total liabilities	561,559	576,167

COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, — issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 35,807,171 shares issued and outstanding	358	358
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 35,673,321 shares issued and outstanding	—	—
Additional paid-in-capital	188,752	186,856
Accumulated deficit	(15,756)	(15,950)
Total stockholders' equity attributable to Portillo's Inc.	173,354	171,264
Non-controlling interest	254,387	252,142
Total stockholders' equity	427,741	423,406
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$989,300	$999,573
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Quarter Ended
	March 27, 2022	March 28, 2021

REVENUES, NET	$134,482	$117,307

COST AND EXPENSES:
Restaurant operating expenses:
Cost of goods sold, excluding depreciation and amortization	46,266	35,024
Labor	37,313	31,030
Occupancy	7,755	6,784
Other operating expenses	15,165	14,708
Total restaurant operating expenses	106,499	87,546

General and administrative expenses	15,687	11,835
Pre-opening expenses	556	1,289
Depreciation and amortization	5,205	6,289
Net income attributable to equity method investment	(123)	(64)
Other income, net	(156)	(441)
OPERATING INCOME	6,814	10,853
Interest expense	6,099	10,729
INCOME BEFORE INCOME TAXES	715	124
Income tax expense	165	—
NET INCOME	550	124
Less: Redeemable preferred units accretion	—	(5,515)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNIT HOLDERS	550	(5,391)
Net income attributable to non-controlling interests	356	—
NET INCOME (LOSS) ATTRIBUTABLE TO PORTILLO'S INC.	194	(5,391)

Income (loss) per common share attributable to Portillo's Inc.:
Basic	$0.01	$(0.11)
Diluted	$0.00	$(0.11)

Weighted-average common shares outstanding:
Basic	35,807,171	51,192,285
Diluted	39,944,086	51,192,285

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Quarter Ended March 27, 2022 and March 28, 2021
	Preferred Units			Class A Common Stock		Class B Common Stock
	Units	Amounts	Member's Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 27, 2020	100,000	$200,571	$140,709	—	$—	—	$—	$—	$—	$—	$140,709
Net income	—	—	124	—	—	—	—	—	—	—	124
Equity-based compensation	—	—	105	—	—	—	—	—	—	—	105
Repayment of subscription receivable	—	—	250	—	—	—	—	—	—	—	250
Redeemable preferred units accretion	—	5,515	(5,515)	—	—	—	—	—	—	—	(5,515)
Balance at March 28, 2021	100,000	206,086	135,673	—	—	—	—	—	—	—	135,673

Balance at December 26, 2021	—	—	—	35,807,171	358	35,673,321	—	186,856	(15,950)	252,142	423,406
Net income	—	—	—	—	—	—	—	—	194	356	550
Equity-based compensation	—	—	—	—	—	—	—	1,896	—	1,889	3,785
Balance at March 27, 2022	—	$—	$—	35,807,171	$358	35,673,321	$—	$188,752	$(15,756)	$254,387	$427,741

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 5

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Quarter Ended
	March 27, 2022	March 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$550	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,205	6,289
Amortization of debt issuance costs and discount	621	961
Loss (gain) on sales of assets	22	(18)
Equity-based compensation	3,785	105
Deferred rent and tenant allowance	1,253	1,080
Deferred income tax expense	165	—
Amortization of deferred lease incentives	(105)	(90)
Gift card breakage	(293)	(255)
Changes in operating assets and liabilities:
Accounts receivable	1,816	201
Receivables from related parties	(8)	(130)
Inventory	931	1,300
Other current assets	(319)	(184)
Accounts payable	(3,708)	(267)
Accrued expenses and other liabilities	(9,745)	(4,173)
Deferred lease incentives	600	—
Other assets and liabilities	30	105
NET CASH PROVIDED BY OPERATING ACTIVITIES	800	5,048
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,279)	(10,966)
Purchase of investment securities	—	(200)
Proceeds from the sale of property and equipment	—	34
NET CASH USED IN INVESTING ACTIVITIES	(6,279)	(11,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(831)	(831)
Payment of initial public offering issuance costs	(771)	—
Repayment of stock subscription receivable	—	250
NET CASH USED IN FINANCING ACTIVITIES	(1,602)	(581)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(7,081)	(6,665)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	39,263	41,432
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$32,182	$34,767

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Quarter Ended
	March 27, 2022	March 28, 2021
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$5,356	$9,803
Income tax paid	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$1,626	$3,714
Redeemable preferred units accretion	—	(5,515)

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 7

PORTILLO'S INC.
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

The Company operates fast-casual restaurants in Illinois, Indiana, California, Arizona, Florida, Wisconsin, Minnesota, Iowa and Michigan, along with two food production commissaries in Illinois. As of March 27, 2022 and December 26, 2021, the Company had 69 and 68 restaurants in operation, respectively, excluding a restaurant owned by C&O Chicago, LLC ("C&O"), of which Portillo's owns 50% of the equity. The Company also had three non-traditional locations in operation as of March 27, 2022 and December 26, 2021. These non-traditional locations include a food truck, ghost kitchen (small kitchen with no store-front presence, used to fill online orders), and concessions. Portillo's additionally has a 50% interest in a single restaurant owned by C&O, that is referred to in Note 7. The Company’s principal corporate offices are located in Oak Brook, IL.

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

Portillo's Inc. Form 10-Q | 8

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with GAAP for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 26, 2021 included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

All intercompany balances and transactions have been eliminated in consolidation.

The Company does not have any components of other comprehensive income (loss) recorded within its consolidated financial statements, and therefore, does not separately present a statement of comprehensive income (loss).

Segment Reporting

The Company owns and operates fast-casual restaurants in the United States, along with two food production commissaries in Illinois. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer ("CEO"). The CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis. The Company has one operating segment and one reportable segment.

Fiscal Year

We use a 52- or 53-week fiscal year ending on the Sunday prior to December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2022 and 2021 each consist of 52 weeks. The fiscal periods presented in this report are the quarters ended March 27, 2022 and March 28, 2021, respectively.

Portillo's Inc. Form 10-Q | 9

PORTILLO'S INC.
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

Reverse Common Unit Split

On October 20, 2021, the members of Portillo's OpCo executed the Second Amended and Restated Limited Liability Company Agreement for Portillo's OpCo, effecting a 7.4-for-1 reverse common unit split. All applicable unit data, per unit amounts and related information in the consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the 7.4-for-1 reverse common unit split.

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

Generally, revenue is recognized as promised goods or services transfer to the guest or customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Refer to Note 3. Revenue Recognition for additional detail.

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), along with related clarifications and improvements. The pronouncement requires lessees to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. The update is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company will adopt this standard for the annual period ending December 25, 2022. We expect the adoption of this standard will have a significant impact on the Company’s consolidated balance sheet as we recognize the operating lease assets and lease liabilities for our operating leases. We anticipate the adoption will have an immaterial impact on the condensed consolidated statements of operations, stockholders' equity, and cash flows.

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

Portillo's Inc. Form 10-Q | 10

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

With respect to Marketplace Sales, the Company recognizes revenue, including third-party menu price premiums, excluding delivery fees collected by the delivery partner, when the performance obligation is complete, and control of the food is transferred to the delivery partner. The Company receives payment subsequent to the transfer of food. The payment terms with respect to Marketplace Sales are short-term in nature and are generally paid one week in arrears.

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues in the condensed consolidated statements of operations. The Company recognized gift card breakage of $0.3 million for each of the quarters ended March 27, 2022 and March 28, 2021, respectively.

The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability included in current deferred revenue on the consolidated balance sheets is as follows (in thousands):

	March 27, 2022	December 26, 2021
Gift card liability	$4,992	$6,606

Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in their respective liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended
	March 27, 2022	March 28, 2021
Revenue recognized from gift card liability balance at the beginning of the year	$1,806	$1,688

NOTE 4.    INVENTORY

Inventories consisted of the following (in thousands):

	March 27, 2022	December 26, 2021
Raw materials	$3,399	$4,181
Work in progress	124	114
Finished goods	1,057	1,395
Consigned inventory	567	388
	$5,147	$6,078

Portillo's Inc. Form 10-Q | 11

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	March 27, 2022	December 26, 2021
Land improvements	$15,560	$15,451
Furniture, fixtures, and equipment	116,734	115,187
Leasehold improvements	142,294	138,923
Transportation equipment	2,203	2,203
Construction-in-progress	8,902	8,300
	285,693	280,064
Less accumulated depreciation	(93,600)	(89,230)
	$192,093	$190,834

Depreciation expense was $4.4 million and $4.1 million for the quarters ended March 27, 2022 and March 28, 2021, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year.

Intangibles, net consisted of the following (in thousands):

	As of March 27, 2022

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(22,150)	33,967
Favorable rental contracts	2,991	(1,911)	1,080
	$283,033	$(24,061)	$258,972

	As of December 26, 2021

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(21,427)	34,690
Favorable rental contracts	2,991	(1,849)	1,142
	$283,033	$(23,276)	$259,757

Portillo's Inc. Form 10-Q | 12

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $0.8 million and $2.2 million for the quarters ended March 27, 2022 and March 28, 2021, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

The estimated aggregate amortization expense for the intangibles for the remainder of this year and the succeeding five years and thereafter are $2.3 million, $3.1 million, $3.1 million, $3.0 million, $2.9 million, $2.7 million and $17.9 million, respectively.

NOTE 7.    EQUITY METHOD INVESTMENT

The Company has a 50% interest in C&O. The Company accounts for the investment and financial results in the consolidated financial statements under the equity method of accounting as the Company has significant influence but does not have control. The investment is adjusted to reflect the Company’s share of C&O’s earnings and losses to date and any distributions received.

A summary of financial information for C&O is as follows (in thousands):

	March 27, 2022	December 26, 2021
Assets:
Current assets	$1,917	$1,957
Property, plant, and equipment, net of accumulated depreciation $5,932 and $5,951, respectively	866	817
Total assets	2,783	2,774

Liabilities:
Current liabilities	967	757
Non-current liabilities
Deferred rent	1,215	1,211
Total liabilities	2,182	1,968

Members’ equity	601	806
Total liabilities and members' equity	$2,783	$2,774

	Quarter Ended
	March 27, 2022	March 28, 2021
Results from operations:
Sales	$2,858	$2,357
Net income	245	128

NOTE 8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 - Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Portillo's Inc. Form 10-Q | 13

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 - Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and all other current assets and liabilities approximate fair values due to the short-term nature of these financial instruments.

Other assets consist of a deferred compensation plan with related assets held in a rabbi trust.

Deferred Compensation Plan - The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value. The fair value measurement of these trading securities is considered Level 1 of the fair value hierarchy as they are measured using quoted market prices. As of March 27, 2022 and December 26, 2021, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	March 27, 2022	December 26, 2021
	Level 1	Level 1
Assets - Investments designated for deferred compensation plan
Cash/money accounts	$945	$1,482
Mutual Funds	3,312	3,185
Total assets	$4,257	$4,667
As of March 27, 2022 and December 26, 2021, we had no Level 2 or Level 3 assets.
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

Refer to Note 9. Debt for additional information relating to the fair value of the Company's outstanding debt instruments.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, net, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the quarters ended March 27, 2022 and March 28, 2021.

Portillo's Inc. Form 10-Q | 14

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.    DEBT

Debt consisted of the following (in thousands):

	March 27, 2022	December 26, 2021
First Lien Term B-3 Loans	$324,921	$325,752
Revolving Loans	—	—
Unamortized discount and debt issuance costs	(5,978)	(6,599)
Total debt, net	318,943	319,153
Less: current portion	(3,324)	(3,324)
Long-term debt, net	$315,619	$315,829
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

On December 6, 2019, the Borrower entered a third amendment to the First Lien Credit Agreement (the “Third Amendment to First Lien Credit Agreement”) whereby the aggregate principal amount of the term loans as of the effective date of the Third Amendment to First Lien Credit Agreement was $332.4 million (the “First Lien Term B-3 Loans”), and the Revolving Facility was increased to $50.0 million. The maturity date with respect to the First Lien Term B-3 Loans was extended to September 6, 2024 and the maturity date with respect to the Revolving Loans date was extended to June 6, 2024.

In connection with the Third Amendment to First Lien Credit Agreement, the interest rates spread for the First Lien Term B-3 Loans increased by 100 basis points to 5.50% for the adjusted London interbank offered rate ("Eurocurrency Rate") loans. As of March 27, 2022, the interest rate on the Term Loans was 6.50%. As of March 27, 2022 and March 28, 2021, the effective interest rate on the Term Loans was 7.74% and 7.28%, respectively. Beginning with December 31, 2019, the Company is required to pay on the last business day of each calendar quarter, March 31, June 30, September 30, and December 31, an aggregate principal amount of $0.8 million.

As of March 27, 2022 and December 26, 2021, the Company had no borrowings under the Revolver outstanding, respectively. As of both March 27, 2022 and March 28, 2021, the interest rate on the Revolver was 3.25%, subject to change based on a consolidated first lien net leverage ratio as defined in the First Lien Credit Agreement. As of both March 27, 2022 and March 28, 2021, the commitment fees, pursuant to the First Lien, to maintain the Revolver were 0.250%. Also pursuant to the First Lien Credit Agreement, as of both March 27, 2022 and March 28, 2021, letter of credit fronting fees were 0.125%. Commitment fees and letter of credit fronting fees are recorded as interest expense in the condensed consolidated statements of operations.

The Company had $5.0 million of letters of credit issued against the Revolving Facility as of both March 27, 2022 and December 26, 2021, respectively. As of March 27, 2022, the Company had $45.0 million of availability under the Revolving Facility.

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

Portillo's Inc. Form 10-Q | 15

PORTILLO'S INC.
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

The Company amortized $0.4 million and $0.6 million of deferred financing costs, respectively, during each of the quarters ended March 27, 2022 and March 28, 2021, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company also amortized $0.2 million and $0.4 million in original issue discount related to the long-term debt in each of the quarters ended March 27, 2022 and March 28, 2021 which is included in interest expense in the condensed consolidated statements of operations.

Total interest costs incurred were $6.1 million and $10.7 million for the quarters ended March 27, 2022 and March 28, 2021, respectively.

As of March 27, 2022 and December 26, 2021, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

Borrowings under the First Lien Credit Agreement are guaranteed by Holdings, the Borrower and certain of the Borrower’s subsidiaries, and Holdings, the Borrower and certain of the Borrower’s subsidiaries have pledged substantially all tangible and intangible assets as collateral, subject to certain exclusions and exceptions.

The Borrower is subject to certain financial and reporting covenants pursuant to the terms of the First Lien Credit Agreement. These covenants are customary for these types of debt agreements. As of March 27, 2022, the Company was in compliance with all covenants.

NOTE 10.    NON-CONTROLLING INTERESTS

In connection with the Transactions described in Note 1. Description Of Business we are the sole managing member of Portillo's OpCo, and as a result, consolidated the financial results of Portillo's OpCo. We report a non-controlling interest representing the LLC interests in Portillo's OpCo held by pre-IPO LLC Members. Changes in our ownership interest in Portillo's OpCo while we retain our controlling interest in Portillo's OpCo will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC interests in Portillo's OpCo by the pre-IPO LLC members will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.

As of March 27, 2022, there were 71,480,492 LLC interests outstanding, of which we owned 35,807,171 LLC interests, representing a 50.1% ownership interest in Portillo's OpCo.

Portillo's Inc. Form 10-Q | 16

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.    EQUITY-BASED COMPENSATION
Equity-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.
Equity-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Quarter Ended
	March 27, 2022	March 28, 2021
Labor	$350	$—
General and administrative expenses	3,435	105
Total equity-based compensation expense	$3,785	$105

NOTE 12.    INCOME TAXES

As a result of the IPO and Transactions described in Note 1. Description Of Business we became the sole managing member of Portillo's OpCo, and as a result, began consolidating the financial results of Portillo's OpCo. Portillo's OpCo is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Portillo's OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Portillo's OpCo is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. Beginning at the time of the IPO in 2021, we are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Portillo's OpCo subsequent to the IPO and Transactions, as well as any stand-alone income or loss generated by Portillo's Inc.

Income Tax Expense

The effective income tax rate for the quarter ended March 27, 2022 was 16.6%. The Company’s annual effective tax rate was less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of OpCo’s earnings that are attributable to non-controlling interests.

NOTE 13.    EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share of Class A Common Stock is computed by dividing net income (loss) attributable to Portillo's Inc. by the weighted-average number of Class A common stock outstanding.

As described in Note 1. Description Of Business, in connection with the IPO, the Portillo's OpCo LLC Agreement was amended and restated to, among other things, (i) to authorize the issuance of two classes of common stock and (ii) convert all outstanding equity interests (except for those redeemable preferred units which were redeemed in connection with the IPO) into LLC Units. For purposes of calculating earnings per share, the prior period amounts have been retroactively adjusted to give effect to the above-mentioned amendment and resulting recapitalization. The computations of earnings per share for periods prior to our IPO do not consider the 23,310,810 shares of Class A common stock issued to investors in our IPO.

Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Portillo's Inc. by the weighted-average number of dilutive securities, using the treasury stock method.

Portillo's Inc. Form 10-Q | 17

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The computations of basic and diluted earnings (loss) per share for the quarters ended March 27, 2022 and March 28, 2021 are as follows (in thousands):

	Quarter Ended
	March 27, 2022	March 28, 2021
Net income attributable to common unit holders	$550	$(5,391)
Net income attributable to non-controlling interests	356	—
Net income (loss) attributable to Portillo's Inc.	$194	$(5,391)

Shares:
Weighted-average number of common shares outstanding-basic	35,807	51,192
Dilutive share awards	4,137	—
Weighted-average number of common shares outstanding-diluted	39,944	51,192

Basic net income (loss) per share	$0.01	$(0.11)
Diluted net income (loss) per share	$0.00	$(0.11)
The following shares were excluded from the calculation of diluted earnings per share because they would be anti-dilutive (in thousands):

	Quarter Ended
	March 27, 2022	March 28, 2021
Shares subject to performance conditions	1,196	319
Shares that were antidilutive	—	365
Total shares excluded from diluted income (loss) per share	1,196	684

NOTE 14.    CONTINGENCIES

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

NOTE 15.    RELATED PARTY TRANSACTIONS

As of March 27, 2022 and December 26, 2021, the related parties’ receivables consisted of a receivable balance due from C&O of $0.3 million and $0.4 million, respectively, which is included in accounts receivable in the condensed consolidated balance sheets.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

The Company incurred the following Olo-related costs for the quarter ended March 27, 2022 and March 28, 2021 (in thousands):

	Quarter Ended
	March 27, 2022	March 28, 2021
Cost of goods sold, excluding depreciation and amortization	$325	$130
Other operating expenses	113	154
Net Olo-related costs	$438	$284

Portillo's Inc. Form 10-Q | 18

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 27, 2022 and December 26, 2021, $0.1 million and $0.0 million was payable to Olo and was included in accounts payable in the condensed consolidated balance sheets.

Tax Receivable Agreement

As described in Note 1. Description Of Business, we entered into a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

(in thousands)	March 27, 2022	December 26, 2021
Tax receivable agreement liability	$156,638	$156,638

NOTE 16.    SUBSEQUENT EVENTS

The Company opened one new restaurant subsequent to March 27, 2022 for a total of 70 restaurants, excluding a restaurant owned by C&O, of which Portillo's owns 50% of the equity.

Portillo's Inc. Form 10-Q | 19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Cautionary Statements Concerning Forward-Looking Statements” in this report and under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.

Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to provide revisions to any forward-looking statements should circumstances change.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Registration Statement and the unaudited consolidated financial statements and the accompanying notes thereto included herein.

We have prepared the unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

Overview

Portillo’s serves iconic Chicago street food through high-energy, multichannel restaurants designed to ignite the senses and create a memorable dining experience. Since our founding in 1963 in a small trailer which Dick Portillo called “The Dog House,” we have grown to become a treasured brand with a passionate (some might say obsessed) nationwide following. We create a consumer experience like no other by combining the best attributes of fast casual and quick service concepts with an exciting energy-filled atmosphere and restaurant model capable of generating tremendous volumes. Nearly all of our restaurants were built with double lane drive-thrus and have been thoughtfully designed with a layout that accommodates a variety of access modes including dine-in, carryout, delivery and catering in order to quickly and efficiently serve our guests. No matter how our guests order from us, our highly productive kitchens and team members consistently serve high quality food and deliver a memorable guest experience. We believe the combination of our craveable food, multichannel sales model, dedication to operational excellence, and a distinctive culture driven by our team members gives us a competitive advantage.

As of March 27, 2022, we owned and operated 70 Portillo’s restaurants across nine states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-Q | 20

Financial Highlights for the Quarter Ended March 27, 2022 vs. Quarter Ended March 28, 2021:

•Total revenue increased 14.6% or $17.2 million to $134.5 million;
•Same restaurant sales increased 8.2%;
•Operating income decreased $4.0 million to $6.8 million;
•Net income increased $0.4 million to $0.6 million;
•Restaurant-Level Adjusted EBITDA* decreased $1.8 million to $28.0 million; and
•Adjusted EBITDA* decreased $0.9 million to $17.6 million.

* Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income and Restaurant-Level Adjusted EBITDA to operating income the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Recent Developments and Trends

As the COVID-19 Omicron variant began quickly spreading in late 2021 and into the first several weeks of January 2022, our sales and staffing levels were negatively impacted. However, we saw improvements in sales trends and staffing levels beginning in mid-January 2022. Same-restaurant sales during period one of 2022 grew 9.2% and improved to 13.6% growth in period two of 2022 and grew 2.5% in period three of 2022. During period three of 2022, we were comparing against a same-restaurant sales increase of 24.6% in period three of 2021.

During the first quarter ended March 27, 2022, we also experienced unprecedented commodity inflation, with the highest impact in pork, chicken and beef prices. While we expect these commodity pressures to continue in fiscal 2022, we do not believe they will have a material impact to our long-term growth and profitability. Additionally, we experienced higher labor expenses during the first quarter of 2022 versus the first quarter of 2021 and anticipate additional wage investments in fiscal 2022. These wage investments, along with expected commodity inflation in the range of 13% to 15%, will have an impact to Restaurant-Level Adjusted EBITDA Margin in fiscal 2022. We plan to partially offset these expense increases through menu price increases and operational efficiencies. During the first quarter of 2022, we increased certain menu prices by approximately 1.5%, and expect additional menu price increases during the second quarter of 2022. Absent significant and prolonged COVID-19 relapses or global economic disruptions, and based on the current trend of our business operations and our focused efforts to elevate guest experiences and enhance digital capabilities, we believe the strength of our brand will deliver consistent, long-term growth.

Development Highlights

One new restaurant was opened during the first quarter ending March 27, 2022. The opening of this restaurant brings the total restaurant count to 70 as of March 27, 2022, including a restaurant owned by C&O of which Portillo’s owns 50% of the equity.

Location	Opening Date
Joliet, Illinois	February 2022

Portillo's Inc. Form 10-Q | 21

Consolidated Results of Operations

The following table summarizes our results of operations for the quarters ended March 27, 2022 and March 28, 2021 (in thousands):

	Quarter Ended
	March 27, 2022		March 28, 2021
REVENUES, NET	$134,482	100.0%	$117,307	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Cost of goods sold, excluding depreciation and amortization	46,266	34.4%	35,024	29.9%
Labor	37,313	27.7%	31,030	26.5%
Occupancy	7,755	5.8%	6,784	5.8%
Other operating expenses	15,165	11.3%	14,708	12.5%
Total restaurant operating expenses	106,499	79.2%	87,546	74.6%
General and administrative expenses	15,687	11.7%	11,835	10.1%
Pre-opening expenses	556	0.4%	1,289	1.1%
Depreciation and amortization	5,205	3.9%	6,289	5.4%
Net income attributable to equity method investment	(123)	(0.1)%	(64)	(0.1)%
Other income, net	(156)	(0.1)%	(441)	(0.4)%
OPERATING INCOME	6,814	5.1%	10,853	9.3%
Interest expense	6,099	4.5%	10,729	9.1%
INCOME BEFORE INCOME TAXES	715	0.5%	124	0.1%
Income tax expense	165	0.1%	—	—%
NET INCOME	550	0.4%	124	0.1%
Less: Redeemable preferred units accretion	—	—%	(5,515)	(4.7)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON HOLDERS	550	0.4%	(5,391)	(4.6)%
Net income attributable to non-controlling interests	356	0.3%	—	—%
NET INCOME (LOSS) ATTRIBUTABLE TO PORTILLO'S INC.	$194	0.1%	$(5,391)	(4.6)%

Revenues, Net

Revenues primarily represent the aggregate sales of food and beverages, net of discounts. Sales taxes collected from customers are excluded from revenues. Revenues in any period are directly influenced by the number of operating weeks in the period, the number of open restaurants, restaurant traffic, our menu prices, third-party delivery platform prices and product mix. At the end of 2021, the Company began to record the difference in higher third-party delivery menu prices, versus regular menu prices, in revenues. This markup was previously recorded in cost of goods sold, excluding depreciation and amortization. As a result, we anticipate this change to positively impact our same-restaurant sales growth by 2%-3% in each quarter in 2022 and for the full fiscal year 2022, with a corresponding increase to costs of goods sold, excluding depreciation and amortization. There is no anticipated or actual impact on operating income for any period. See Note 2. Summary Of Significant Accounting Policies-Revenue Recognition, for more information.

Portillo's Inc. Form 10-Q | 22

Revenues for the quarter ended March 27, 2022 were $134.5 million compared to $117.3 million for the quarter ended March 28, 2021, an increase of $17.2 million or 14.6%. The increase in revenues was primarily attributed to an increase in our same-restaurant sales and the opening of five new restaurants in 2021 and one new restaurant during the quarter ended March 27, 2022. The new restaurants positively impacted revenues by approximately $8.5 million in the quarter ended March 27, 2022. Same-restaurant sales increased 8.2% during the first quarter ended March 27, 2022, which was attributable to an increase in average check of 7.5% and a 2.9% impact from the change in recording third-party delivery pricing, offset by a decline in traffic of 2.2%. The higher average check was primarily driven by an increase in menu prices and to a lesser extent, mix of items sold. We increased prices approximately 1.5% in the first quarter of 2022 and expect to additionally increase prices in the second quarter of 2022 to continue to combat inflationary cost pressures. For the purpose of calculating same-restaurant sales for March 27, 2022, sales for 61 restaurants were included in the Comparable Restaurant Base (as defined in "Selected Operating Data" below) versus 58 as of the quarter ended March 28, 2021.

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

Cost of goods sold, excluding depreciation and amortization for the quarter ended March 27, 2022 was $46.3 million compared to $35.0 million for the quarter ended March 28, 2021, an increase of $11.2 million or 32.1%. This increase was primarily driven by a 15.7% increase in all commodity prices, with higher impacts in pork, chicken and beef prices; the impact of how the Company records third-party delivery menu prices; and the opening of five new restaurants in 2021 and one new restaurant during the quarter ended March 27, 2022. As a percentage of revenues, cost of goods sold, excluding depreciation and amortization increased 4.5% during the quarter ended March 27, 2022. The increase was primarily due to an increase in all commodity prices and the impact of how the Company records third-party delivery menu prices, partially offset by an increase in our average check.

Labor Expenses

Labor expenses include hourly and management wages, bonuses, payroll taxes, workers’ compensation expense and team member benefits. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs and the performance of our restaurants.

Labor expenses for the quarter ended March 27, 2022 were $37.3 million compared to $31.0 million for the quarter ended March 28, 2021, an increase of $6.3 million or 20.2%. This increase was primarily driven the opening of five new restaurants in 2021 and one new restaurant during the quarter ended March 27, 2022, incremental investments to support our team members, primarily hourly rate increases made in the second quarter of 2021, and the comparative impact of continued expansion of our dine-in capacity. As a percentage of revenues, labor increased 1.2% due primarily to the aforementioned incremental hourly rate increases to support our team members and continued expansion of our dine-in capacity, partially offset by an increase in our average check and the favorable effect resulting from the leverage of higher revenues due to the impact of how the Company records third-party delivery menu prices.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance, common area expenses and property taxes.

Occupancy expenses for the quarter ended March 27, 2022 were $7.8 million compared to $6.8 million for the quarter ended March 28, 2021, an increase of $1.0 million or 14.3%, primarily driven by the opening of five new restaurants in 2021 and one new restaurant during the quarter ended March 27, 2022.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other operating expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Portillo's Inc. Form 10-Q | 23

Other operating expenses for the quarter ended March 27, 2022 were $15.2 million compared to $14.7 million for the quarter ended March 28, 2021, an increase of $0.5 million or 3.1%, primarily driven by the opening of five new restaurants in 2021 and one new restaurant during the quarter ended March 27, 2022 as well as an increase in repair and maintenance, offset by a reduction in utility and uniform costs.

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

General and administrative expenses for the quarter ended March 27, 2022 were $15.7 million compared to $11.8 million for the quarter ended March 28, 2021, an increase of $3.9 million or 32.5%. This increase was primarily driven by an increase in equity-based compensation of $3.3 million. The remainder of the increase is related to a $0.7 million increase in transaction-related fees and expenses, consisting primarily of certain professional fees.

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

Pre-opening expenses for the quarter ended March 27, 2022 were $0.6 million compared to $1.3 million for the quarter ended March 28, 2021, a decrease of $0.7 million or 56.9%. This decrease was due to the timing and geographic location of restaurant openings in the first quarter of 2022 versus 2021.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for the quarter ended March 27, 2022 was $5.2 million compared to $6.3 million for the quarter ended March 28, 2021, a decrease of $1.1 million or 17.2%. This decrease was primarily attributable to an expired non-compete intangible asset, partially offset by incremental depreciation of capital expenditures related to the opening of five new restaurants in 2021 and one new restaurant during the quarter ended March 27, 2022.

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

Net income attributable to equity method investment was $0.1 million for each of the quarters ended March 27, 2022 and March 28, 2021.

Other Income, Net

Other income, net includes among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains or losses on asset disposals.

Portillo's Inc. Form 10-Q | 24

Other income, net for the quarter ended March 27, 2022 was $0.2 million compared to $0.4 million for the quarter ended March 28, 2021 a decrease of $0.3 million or 64.6%. This decrease was primarily due to a decrease in trading gains in our deferred compensation plan.

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for the quarter ended March 27, 2022 was $6.1 million compared to $10.7 million for quarter ended March 28, 2021, a decrease of $4.6 million or 43.2%. This decrease was primarily driven by the payoff of the Second Term B-3 Loans with the use of IPO proceeds during the year ended December 26, 2021 and decreased borrowings on the First Lien Term B-3 Loans during the quarter ended March 27, 2022. There were no outstanding borrowings under the Revolving Facility during the quarter ended March 27, 2022 or the quarter ended March 28, 2021.

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

Income tax expense for the quarter ended March 27, 2022 was $0.2 million. Our effective income tax rate for quarter ended March 27, 2022 was 16.6%. There was no income tax expense for the quarter ended March 28, 2021.

Net Income Attributable to Non-controlling Interests

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

Net income attributable to non-controlling interests for the quarter ended March 27, 2022 was $0.4 million. There was no such income (loss) for the quarter ended March 28, 2021.

Portillo's Inc. Form 10-Q | 25

Key Performance Indicators and Non-GAAP Financial Measures

In addition to the GAAP measures presented in our financial statements, we use the following key performance indicators and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. These key measures include new restaurant openings, average unit volume ("AUV"), same-restaurant sales, Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin. The Company includes these measures because management believes that they are important to day-to-day operations and overall strategy and are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision-making.

	Quarter Ended
	March 27, 2022	March 28, 2021
Total Restaurants (a)	70	65
AUV (in millions) (a)	$8.3	$7.6
Change in same-restaurant sales (b)	8.2%	0.8%
Adjusted EBITDA (in thousands)	$17,630	$18,534
Adjusted EBITDA Margin	13.1%	15.8%
Restaurant-Level Adjusted EBITDA (in thousands)	$27,983	$29,761
Restaurant-Level Adjusted EBITDA Margin	20.8%	25.4%
(a) Includes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity, as described in Note 7. Equity Method Investment in the notes to the unaudited condensed consolidated financial statements. AUVs for the quarters ended March 27, 2022 and March 28, 2021 represent AUVs for the twelve months ended March 27, 2022 and March 28, 2021, respectively.
(b) Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). For the quarters ended March 27, 2022 and March 28, 2021, there were 61 and 58 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity, as described in Note 7. Equity Method Investment in the notes to the unaudited condensed consolidated financial statements.

Average Unit Volume ("AUV")

AUV is the total revenue (excluding gift card breakage) recognized in the Comparable Restaurant Base, including a restaurant that is owned by C&O, divided by the number of restaurants in the Comparable Restaurant Base by period.

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

Portillo's Inc. Form 10-Q | 26

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income before depreciation and amortization, interest expense and income taxes, adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing core operating performance as identified in the reconciliation of net income, the most directly comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of total revenues.

We use Adjusted EBITDA and Adjusted EBITDA Margin (i) to evaluate our operating results and the effectiveness of our business strategies, (ii)internally as benchmarks to compare our performance to that of our competitors and (iii) as factors in evaluating management’s performance when determining incentive compensation.

We believe that Adjusted EBITDA and Adjusted EBITDA Margin are important measures of operating performance because they eliminate the impact of expenses that do not relate to our core operating performance.

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended
	March 27, 2022	March 28, 2021
Net income	$550	$124
Depreciation and amortization	5,205	6,289
Interest expense	6,099	10,729
Income tax expense	165	—
EBITDA	12,019	17,142
Deferred rent (1)	1,081	796
Equity-based compensation	3,785	105
Consulting fees (2)	—	500
Other loss (income) (3)	31	(9)
Transaction-related fees & expenses (4)	714	—
Adjusted EBITDA	$17,630	$18,534
Adjusted EBITDA Margin	13.1%	15.8%
(1) Represents the difference between cash rent payments and the recognition of straight-line rent expense recognized over the lease term.
(2) Represents consulting fees related to our former owner.
(3) Represents loss (gain) on disposal of property and equipment.
(4) Represents the exclusion of certain expenses that management believes are not indicative of ongoing operations, consisting primarily of certain professional fees.

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

Portillo's Inc. Form 10-Q | 27

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended
	March 27, 2022	March 28, 2021
Operating income	$6,814	$10,853
Plus:
General and administrative expenses	15,687	11,835
Pre-opening expenses	556	1,289
Depreciation and amortization	5,205	6,289
Net income attributable to equity method investment	(123)	(64)
Other income, net	(156)	(441)
Restaurant-Level Adjusted EBITDA	$27,983	$29,761
Restaurant-Level Adjusted EBITDA Margin	20.8%	25.4%

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Facility. As of March 27, 2022, we maintained a cash and cash equivalents and restricted cash balance of $32.2 million and had $45.0 million of availability under our Revolver.

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

Liquidity Upon IPO

On October 25, 2021, Portillo's Inc. completed the IPO of 23,310,810 shares of the Class A common stock (including 3,040,540 shares sold to the underwriters pursuant to their overallotment option). Portillo's Inc. received net proceeds from the offering of approximately $430.0 million (after deducting underwriting fees and commissions and offering expenses). The net proceeds and cash on hand were used as follows:

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

Portillo's Inc. Form 10-Q | 28

As of March 27, 2022, such TRA obligations totaled $156.6 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $184.2 million as of March 27, 2022. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $156.6 million, primarily over the next 15 years, substantially declining in year 16 through year 47.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities:

(in thousands)	Quarter Ended
	March 27, 2022	March 28, 2021
Net cash provided by operating activities	$800	$5,048
Net cash used in investing activities	(6,279)	(11,132)
Net cash used in financing activities	(1,602)	(581)
Net decrease in cash and cash equivalents and restricted cash	(7,081)	(6,665)
Cash and cash equivalents and restricted cash at beginning of period	39,263	41,432
Cash and cash equivalents and restricted cash at end of period	$32,182	$34,767
Operating Activities

Net cash provided by operating activities for the quarter ending March 27, 2022 was $0.8 million compared to net cash provided by operating activities of $5.0 million for the quarter ending March 28, 2021, a decrease of $4.2 million or 84.2%. This decrease was primarily driven by a decrease in the change in operating assets and liabilities of $7.3 million, partially offset by an increase in non-cash charges of $2.6 million and an increase in net income of $0.4 million.

The $7.3 million change in our operating asset and liability balances was primarily driven by operating assets and liabilities being a use of net cash of $10.4 million in the quarter ending March 27, 2022, compared to a use of net cash of $3.1 million in quarter ending March 28, 2021 driven by the change in accounts payable and accrued expenses and other liabilities in the quarter ending March 27, 2022.

Investing Activities

Net cash used in investing activities was $6.3 million for the quarter ending March 27, 2022 compared to net cash used in investing activities of $11.1 million for the quarter ending March 28, 2021, a decrease of $4.9 million or 43.6%. This decrease was primarily due to the timing of restaurant openings in 2022 compared to the timing of restaurant openings in 2021.

Financing Activities

Net cash used in financing activities was $1.6 million for the quarter ending March 27, 2022 compared to net cash used in financing activities of $0.6 million for the quarter ending March 28, 2021, an increase of $1.0 million. This increase is primarily due to a $0.8 million payment of initial public offering issuance costs in the quarter ending March 27, 2022, which were accrued for as of December 26, 2022.

Revolving Facility and Liens

We maintain a Revolving Facility that provides for a revolving total commitment amount of $50.0 million. The Revolving Facility will mature and all amounts outstanding will be due and payable in June 2024. The Revolving Facility permits the issuance of letters of credit upon our request.

As of March 27, 2022, there were no borrowings outstanding under the Revolver. We had $45.0 million of availability, as of March 27, 2022, after giving effect to $5.0 million in outstanding letters of credit.

Portillo's Inc. Form 10-Q | 29

In connection with the IPO, the Company received aggregate net proceeds of approximately $430.0 million after deducting underwriting discounts and commissions and offering expenses. Net proceeds of $158.1 million were used to repay the Second Lien Term B-3 Loans (including prepayment penalties) in full.

Borrowings under the First Lien Credit Agreement are guaranteed by PHD Intermediate LLC ("Holdings"), Portillo’s Holdings LLC (the "Borrower") and certain of the Borrower’s subsidiaries, and Holdings, the Borrower and certain of the Borrower’s subsidiaries have pledged substantially all tangible and intangible assets as collateral, subject to certain exclusions and exceptions.

The Borrower is subject to certain financial and reporting covenants pursuant to the terms of the First Lien Credit Agreement. These covenants are customary for these types of debt agreements. As of March 27, 2022, the Company was in compliance with all covenants.

Material Cash Requirements

There have been no material changes to the material cash requirements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, other than those payments made in the ordinary course of business.

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates or significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

See Note 2. Summary of Significant Accounting Policies under Part I, Item 1 of this Form 10-Q for an analysis of recently issued accounting pronouncements.

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

We will remain an EGC until the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Class A common stock pursuant to an effective registration statement, which was October 21, 2021, unless, prior to that time, we have more than $1.07 billion in annual gross revenue, have a market value for our Class A common stock held by non-affiliates of more than $700 million as of the last day of our second fiscal quarter of the fiscal year and a determination is made that we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or issue more than $1.0 billion of non-convertible debt over a three-year period, whether or not issued in a registered offering. We have availed ourselves of the reduced reporting obligations with respect to executive compensation disclosure and expect to continue to avail ourselves of the reduced reporting obligations available to EGCs in future filings.

Portillo's Inc. Form 10-Q | 30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 27, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Portillo's Inc. Form 10-Q | 31

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding certain legal proceedings to which the Company is a party are discussed in Note 14. Contingencies in the notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Portillo's Inc. Form 10-Q | 32

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

Portillo's Inc. Form 10-Q | 33

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: May 5, 2022	By:	/s/ Michael Osanloo
Michael Osanloo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer)

Portillo's Inc. Form 10-Q | 34