Form 10-Q
period 2022-06-26
Portillo's Inc.
filed 2022-08-04
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 26, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒     Yes    ☐     No

(Note: In the registrant’s last Quarterly Report on Form 10-Q filed on May 5, 2022, “No” was mistakenly marked when “Yes” should have been marked as it is above.)

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒     Yes ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. (See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act). (Check one)

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
☐     Yes     ☒     No
As of July 26, 2022, there were 36,218,355 shares of the registrant's Class A common stock, par value $0.01 per share, issued and outstanding.

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

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	June 26, 2022	December 26, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$49,730	$39,263
Accounts receivable	8,830	7,840
Inventory	5,639	6,078
Prepaid expenses	5,082	5,836
Total current assets	69,281	59,017
Property and equipment, net	193,813	190,834
OTHER ASSETS:
Goodwill	394,298	394,298
Trade names	223,925	223,925
Other intangible assets, net	34,263	35,832
Equity method investment	16,083	16,170
Deferred tax asset	71,949	74,455
Other assets	4,282	5,042
Total other assets	744,800	749,722
TOTAL ASSETS	$1,007,894	$999,573

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,382	$27,249
Current portion of long-term debt	3,324	3,324
Current deferred revenue	4,649	6,893
Accrued expenses	25,123	29,472
Total current liabilities	53,478	66,938
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	315,410	315,829
Deferred rent	36,511	32,174
Tax receivable agreement liability	154,883	156,638
Other long-term liabilities	3,800	4,588
Total long-term liabilities	510,604	509,229
Total liabilities	564,082	576,167

COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, — issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 36,218,355 and 35,807,171 shares issued and outstanding at June 26, 2022 and December 26, 2021, respectively.	362	358
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 35,673,321 shares issued and outstanding at June 26, 2022 and December 26, 2021, respectively.	—	—
Additional paid-in-capital	192,862	186,856
Accumulated deficit	(10,645)	(15,950)
Total stockholders' equity attributable to Portillo's Inc.	182,579	171,264
Non-controlling interest	261,233	252,142
Total stockholders' equity	443,812	423,406
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,007,894	$999,573
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Quarter Ended		Two Quarters Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021

REVENUES, NET	$150,623	$140,734	$285,105	$258,041

COST AND EXPENSES:
Restaurant operating expenses:
Cost of goods sold, excluding depreciation and amortization	51,774	42,156	98,040	77,180
Labor	37,906	34,482	75,219	65,512
Occupancy	7,379	7,106	15,134	13,890
Other operating expenses	15,178	13,925	30,343	28,633
Total restaurant operating expenses	112,237	97,669	218,736	185,215

General and administrative expenses	15,439	12,170	31,126	24,005
Pre-opening expenses	423	671	979	1,960
Depreciation and amortization	5,309	6,420	10,514	12,709
Net income attributable to equity method investment	(275)	(295)	(398)	(359)
Other loss (income), net	51	(362)	(105)	(803)
OPERATING INCOME	17,439	24,461	24,253	35,314
Interest expense	6,097	10,712	12,196	21,441
Tax Receivable Agreement liability adjustment	(1,754)	—	(1,754)	—
INCOME BEFORE INCOME TAXES	13,096	13,749	13,811	13,873
Income tax expense	2,340	—	2,505	—
NET INCOME	10,756	13,749	11,306	13,873
Less: Redeemable preferred units accretion	—	(5,577)	—	(11,092)
NET INCOME ATTRIBUTABLE TO COMMON UNIT HOLDERS	10,756	8,172	11,306	2,781
Net income attributable to non-controlling interests	5,645	—	6,001	—
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$5,111	$8,172	$5,305	$2,781

Income per common share attributable to Portillo's Inc.:
Basic	$0.14	$0.16	$0.15	$0.05
Diluted	$0.13	$0.16	$0.13	$0.05

Weighted-average common shares outstanding:
Basic	35,991,079	51,200,644	35,899,125	51,196,539
Diluted	39,687,090	51,568,909	39,839,292	51,563,292

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Quarter Ended June 26, 2022 and June 27, 2021
	Preferred Units			Class A Common Stock		Class B Common Stock
	Units	Amounts	Member's Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at March 28, 2021	100,000	$206,086	$135,673	—	$—	—	$—	$—	$—	$—	$135,673
Net income	—	—	13,749	—	—	—	—	—	—	—	13,749
Issuance of common units	—	—	100	—	—	—	—	—	—	—	100
Equity-based compensation	—	—	168	—	—	—	—	—	—	—	168
Redeemable preferred units accretion	—	5,577	(5,577)	—	—	—	—	—	—	—	(5,577)
Balance at June 27, 2021	100,000	211,663	144,113	—	—	—	—	—	—	—	144,113

Balance at March 27, 2022	—	—	—	35,807,171	358	35,673,321	—	188,752	(15,756)	254,387	427,741
Net income	—	—	—	—	—	—	—	—	5,111	5,645	10,756
Equity-based compensation	—	—	—	—	—	—	—	1,941	—	1,923	3,864
Exercise of stock options	—	—	—	411,184	4	—	—	1,447	—	—	1,451
Non-controlling interest adjustment	—	—	—	—	—	—	—	722	—	(722)	—
Balance at June 26, 2022	—	$—	$—	36,218,355	$362	35,673,321	$—	$192,862	$(10,645)	$261,233	$443,812

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 5

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Two Quarters Ended June 26, 2022 and June 27, 2021
	Preferred Units			Class A Common Stock		Class B Common Stock
	Units	Amounts	Member's Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 27, 2020	100,000	$200,571	$140,709	—	$—	—	$—	$—	$—	$—	$140,709
Net income	—	—	13,873	—	—	—	—	—	—	—	13,873
Equity-based compensation	—	—	273	—	—	—	—	—	—	—	273
Repayment of subscription receivable	—	—	250	—	—	—	—	—	—	—	250
Issuance of common units	—	—	100	—	—	—	—	—	—	—	100
Redeemable preferred units accretion	—	11,092	(11,092)	—	—	—	—	—	—	—	(11,092)
Balance at June 27, 2021	100,000	211,663	144,113	—	—	—	—	—	—	—	144,113

Balance at December 26, 2021	—	—	—	35,807,171	358	35,673,321	—	186,856	(15,950)	252,142	423,406
Net income	—	—	—	—	—	—	—	—	5,305	6,001	11,306
Equity-based compensation	—	—	—	—	—	—	—	3,837	—	3,812	7,649
Exercise of stock options	—	—	—	411,184	4	—	—	1,447	—	—	1,451
Non-controlling interest adjustment	—	—	—	—	—	—	—	722	—	(722)	—
Balance at June 26, 2022	—	$—	$—	36,218,355	$362	35,673,321	$—	$192,862	$(10,645)	$261,233	$443,812

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Two Quarters Ended
	June 26, 2022	June 27, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,306	$13,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,514	12,709
Amortization of debt issuance costs and discount	1,243	1,920
Loss on sales of assets	107	114
Equity-based compensation	7,649	273
Deferred rent and tenant allowance	2,112	2,083
Deferred income tax expense	2,505	—
Tax Receivable Agreement liability adjustment	(1,754)	—
Amortization of deferred lease incentives	(166)	(189)
Gift card breakage	(474)	(419)
Changes in operating assets and liabilities:
Accounts receivable	(1,089)	535
Receivables from related parties	(66)	(159)
Inventory	439	1,502
Other current assets	754	(297)
Accounts payable	(2,908)	(532)
Accrued expenses and other liabilities	(6,140)	856
Deferred lease incentives	1,251	690
Other assets and liabilities	76	(142)
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,359	32,817
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,940)	(18,468)
Purchase of investment securities	—	(200)
Proceeds from the sale of property and equipment	30	123
NET CASH USED IN INVESTING ACTIVITIES	(13,910)	(18,545)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,662)	(1,662)
Payment of initial public offering issuance costs	(771)	—
Proceeds from stock option exercise	1,451	—
Proceeds from issuance of common units	—	100
Repayment of stock subscription receivable	—	250
NET CASH USED IN FINANCING ACTIVITIES	(982)	(1,312)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	10,467	12,960
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	39,263	41,432
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$49,730	$54,392
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 7

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Two Quarters Ended
	June 26, 2022	June 27, 2021
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$10,815	$19,378
Income tax paid	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$333	$1,259
Redeemable preferred units accretion	—	(11,092)
Deferred offering costs in accounts payable	—	783

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

The Company operates fast-casual restaurants in Illinois, Indiana, California, Arizona, Florida, Wisconsin, Minnesota, Iowa and Michigan, along with two food production commissaries in Illinois. As of June 26, 2022 and December 26, 2021, the Company had 70 and 68 restaurants in operation, respectively, excluding a restaurant owned by C&O Chicago, LLC ("C&O"), of which Portillo's owns 50% of the equity. The Company also had three non-traditional locations in operation as of June 26, 2022 and December 26, 2021. These non-traditional locations include a food truck, ghost kitchen (small kitchen with no store-front presence, used to fill online orders), and concessions. Portillo's additionally has a 50% interest in a single restaurant owned by C&O, that is referred to in Note 2. The Company’s principal corporate offices are located in Oak Brook, IL.

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

Portillo's Inc. Form 10-Q | 9

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In connection with the IPO, the Company entered into a Tax Receivable Agreement ("TRA") with certain pre-IPO LLC Members, pursuant to which the Company will be generally obligated to pay 85% of the amount of applicable cash savings, if any, in U.S. federal, state, and local income tax that the Company actually realizes or is deemed to realize as a result of (i) our allocable share of existing tax basis in depreciable or amortizable assets relating to LLC Units acquired in the IPO, (ii) certain favorable tax attributes acquired by the Company from entities treated as corporations for U.S. tax purposes that held LLC Units prior to the Transactions (" Blocker Companies") (including net operating losses and the Blocker Companies' allocable share of existing tax basis), (iii) increases in our allocable share of then existing tax basis in depreciable or amortizable assets, and adjustments to the tax basis of the tangible and intangible assets, of Portillo’s OpCo and its subsidiaries, as a result of (x) sales or exchanges of interests in Portillo’s OpCo (including the repayment of the redeemable preferred units) in connection with the IPO and (y) future redemptions or exchanges of LLC Units by pre-IPO LLC Members for Class A common stock and (iv) certain other tax benefits related to entering into the TRA, including payments made under the TRA. We will retain the benefit of the remaining 15% of these tax savings.

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

Fiscal Year

We use a 52- or 53-week fiscal year ending on the Sunday prior to December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2022 and 2021 each consist of 52 weeks. The fiscal periods presented in this report are the quarter and two quarters ended June 26, 2022 and June 27, 2021, respectively.

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

Revenue Recognition

Revenues from retail restaurants are presented net of discounts and recognized when food and beverage products are sold to the end customer. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued expenses on the Company’s consolidated balance sheet until the taxes are remitted to the appropriate taxing authorities.

The Company offers delivery services to its customers. For delivery sales through Portillos.com or the Portillo's App, the Company recognizes revenue, including delivery fees, when the performance obligation is complete and the food is transferred to the customer. For delivery sales through a non-Company owned channel, such as the delivery partner’s website or app, we recognize marketplace sales, including third-party delivery menu price premiums, as revenue when the control of the food is transferred to the delivery service, excluding any delivery or service fees charged to the customer. Prior to the end of 2021, this price premium was previously recorded in Cost of goods sold, excluding depreciation and amortization. At the end of 2021, the Company began to record the difference in higher third-party delivery menu prices, versus regular menu prices, in revenue. The amount of the price premium recorded in 2021 and prior periods is not material and there is no anticipated or actual impact on operating income or net income for any period.

Generally, revenue is recognized as promised goods or services transfer to the guest or customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Refer to Note 3. Revenue Recognition for additional detail.

Inventory

The Company operates two commissaries to supply the Company's restaurants with several products and ensures product consistency and quality. The commissaries derive revenue principally from the sale and distribution of food to our distributors, who, in turn, sell the food to the restaurants. This is considered under ASC 845, Non-Monetary Transactions and the impact on the statement of operations is not material. These products are held as inventory at distributors on a short-term consignment basis. Inventories subject to these consignment arrangements are recorded on the Company’s consolidated balance sheet and totaled $0.6 million and $0.4 million as of June 26, 2022 and December 26, 2021, respectively.

Equity Method Investments

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

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues, net in the condensed consolidated statements of operations. The Company recognized gift card breakage of $0.2 million and $0.5 million for the quarter and two quarters ended June 26, 2022, respectively, and $0.2 million and $0.4 million for the quarter and two quarters ended June 27, 2021, respectively.

The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability included in current deferred revenue on the consolidated balance sheets is as follows (in thousands):

Portillo's Inc. Form 10-Q | 12

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 26, 2022	December 26, 2021
Gift card liability	$4,518	$6,606

Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in their respective liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenue recognized from gift card liability balance at the beginning of the year	$830	$771	$2,681	$2,459

NOTE 4.    INVENTORY

Inventories consisted of the following (in thousands):

	June 26, 2022	December 26, 2021
Raw materials	$4,206	$4,181
Work in progress	116	114
Finished goods	706	1,395
Consigned inventory	611	388
	$5,639	$6,078

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	June 26, 2022	December 26, 2021
Land improvements	$15,686	$15,451
Furniture, fixtures, and equipment	118,557	115,187
Leasehold improvements	147,311	138,923
Transportation equipment	2,212	2,203
Construction-in-progress	7,885	8,300
	291,651	280,064
Less accumulated depreciation	(97,838)	(89,230)
	$193,813	$190,834

Depreciation expense was $4.5 million and $8.9 million for the quarter and two quarters ended June 26, 2022, respectively, and $4.2 million and $8.3 million for the quarter and two quarters ended June 27, 2021, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

Portillo's Inc. Form 10-Q | 13

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year.

Intangibles, net consisted of the following (in thousands):

	As of June 26, 2022

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(22,872)	33,245
Favorable rental contracts	2,991	(1,973)	1,018
	$283,033	$(24,845)	$258,188

	As of December 26, 2021

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(21,427)	34,690
Favorable rental contracts	2,991	(1,849)	1,142
	$283,033	$(23,276)	$259,757

Amortization expense was $0.8 million and $1.6 million for the quarter and two quarters ended June 26, 2022, respectively, and $2.2 million and $4.4 million for the quarter and two quarters ended June 27, 2021, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

The estimated aggregate amortization expense for the intangibles for the remainder of this year and the succeeding five years and thereafter are $1.6 million, $3.1 million, $3.1 million, $3.0 million, $2.9 million, $2.7 million, and $17.9 million, respectively.

NOTE 7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Deferred Compensation Plan - The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value. The fair value measurement of these trading securities is considered Level 1 of the fair value hierarchy as they are measured using quoted market prices. As of June 26, 2022 and December 26, 2021, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	June 26, 2022	December 26, 2021
	Level 1	Level 1
Assets - Investments designated for deferred compensation plan
Cash/money accounts	$1,685	$1,482
Mutual funds	2,218	3,185
Total assets	$3,903	$4,667
As of June 26, 2022 and December 26, 2021, we had no Level 2 or Level 3 assets.
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

Refer to Note 8. Debt for additional information relating to the fair value of the Company's outstanding debt instruments.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, net, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the quarter or two quarters ended June 26, 2022 and June 27, 2021.

Portillo's Inc. Form 10-Q | 15

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    DEBT

Debt consisted of the following (in thousands):

	June 26, 2022	December 26, 2021
First Lien Term B-3 Loans	$324,090	$325,752
Revolving Loans	—	—
Unamortized discount and debt issuance costs	(5,356)	(6,599)
Total debt, net	318,734	319,153
Less: current portion	(3,324)	(3,324)
Long-term debt, net	$315,410	$315,829
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

On December 6, 2019, the Borrower entered a third amendment to the First Lien Credit Agreement (the “Third Amendment to First Lien Credit Agreement”) whereby the aggregate principal amount of the term loans as of the effective date of the Third Amendment to First Lien Credit Agreement was $332.4 million (the “First Lien Term B-3 Loans”), and the Revolving Facility was increased to $50.0 million. The maturity date with respect to the First Lien Term B-3 Loans was extended to September 6, 2024, and the maturity date with respect to the Revolving Loans date was extended to June 6, 2024.

In connection with the Third Amendment to First Lien Credit Agreement, the interest rates spread for the First Lien Term B-3 Loans increased by 100 basis points to 5.50% for the adjusted London interbank offered rate ("Eurocurrency Rate") loans. As of June 26, 2022 and June 27, 2021, the interest rate on the Term Loans was 6.56% and 6.50%, respectively. As of June 26, 2022 and June 27, 2021, the effective interest rate on the Term Loans was 7.38% and 7.63%, respectively. Beginning with December 31, 2019, the Company is required to pay on the last business day of each calendar quarter, March 31, June 30, September 30, and December 31, an aggregate principal amount of $0.8 million.

As of June 26, 2022 and December 26, 2021, the Company had no borrowings under the Revolver outstanding, respectively. As of both June 26, 2022 and June 27, 2021, the interest rate on the Revolver was 3.25%, subject to change based on a consolidated first lien net leverage ratio as defined in the First Lien Credit Agreement. As of both June 26, 2022 and June 27, 2021, the commitment fees, pursuant to the First Lien, to maintain the Revolver were 0.250%. Also pursuant to the First Lien Credit Agreement, as of both June 26, 2022 and June 27, 2021, letter of credit fronting fees were 0.125%. Commitment fees and letter of credit fronting fees are recorded as interest expense in the condensed consolidated statements of operations.

The Company had $5.0 million of letters of credit issued against the Revolving Facility as of both June 26, 2022 and December 26, 2021, respectively. As of June 26, 2022, the Company had $45.0 million of availability under the Revolving Facility.

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

The Company amortized $0.5 million and $0.9 million of deferred financing costs during the quarter and two quarters ended June 26, 2022, respectively, and $0.6 million and $1.1 million, respectively, during the quarter and two quarters ended June 27, 2021, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company also amortized $0.1 million and $0.3 million in original issue discount related to the long term debt during the quarter and two quarters ended June 26, 2022, respectively, and $0.4 million and $0.8 million, respectively, in the quarter and two quarters ended June 27, 2021 which is included in interest expense in the condensed consolidated statements of operations.

Total interest costs incurred were $6.1 million and $12.2 million for the quarter and two quarters ended June 26, 2022, respectively, and $10.7 million and $21.4 million for the quarter and two quarters ended June 27, 2021, respectively.

As of June 26, 2022 and December 26, 2021, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

Borrowings under the First Lien Credit Agreement are guaranteed by Holdings, the Borrower and certain of the Borrower’s subsidiaries, and Holdings, the Borrower and certain of the Borrower’s subsidiaries have pledged substantially all tangible and intangible assets as collateral, subject to certain exclusions and exceptions.

The Borrower is subject to certain financial and reporting covenants pursuant to the terms of the First Lien Credit Agreement. These covenants are customary for these types of debt agreements. As of June 26, 2022, the Company was in compliance with all covenants.

Portillo's Inc. Form 10-Q | 17

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.    NON-CONTROLLING INTERESTS

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

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	As of June 26, 2022		As of	As of December 26, 2021
	LLC Interests	Ownership %		LLC Interests	Ownership %
Portillo's Inc.	36,218,355	50.4%		35,807,171	50.1%
pre-IPO LLC Members	35,673,321	49.6%		35,673,321	49.9%
Total	71,891,676	100.0%		71,480,492	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for both the quarter and two quarters ended June 26, 2022 was 49.8%, respectively.

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Quarter Ended	Two Quarters Ended
	June 26, 2022
Net income attributable to Portillo's Inc.	$5,111	$5,305
Transfers to non-controlling interests:
Increase in additional paid-in capital as a result of activity under stock compensation plans	1,447	1,447
Increase in additional paid-in capital as a result of non-controlling interest adjustments	722	722
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$7,280	$7,474

Portillo's Inc. Form 10-Q | 18

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.    EQUITY-BASED COMPENSATION
Equity-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.
Equity-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Labor	$340	$—	$689	$—
General and administrative expenses	3,525	168	6,960	273
Total equity-based compensation expense	$3,865	$168	$7,649	$273

Employee Stock Purchase Plan

On April 14, 2022, the Company's board of directors approved, subject to stockholder approval, the Company's 2022 Employee Stock Purchase Plan (the "ESPP"), which was approved by stockholders on June 22, 2022. Under the ESPP, up to 250,000 shares of the Company's Class A common stock will be made available for purchase by eligible employees, who are entitled to purchase shares of common stock with accumulated payroll deductions. During the quarter and two quarters ended June 26, 2022, the Company has not issued any shares under the ESPP.

NOTE 11.    INCOME TAXES

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

Income Tax Expense

The effective income tax rate for the quarter and two quarters ended June 26, 2022 was 17.9% and 18.1%. The Company’s annual effective tax rate was less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of OpCo’s earnings that are attributable to non-controlling interests.

NOTE 12.    EARNINGS PER SHARE

Basic net earnings (loss) per share of Class A Common Stock is computed by dividing net income attributable to Portillo's Inc. by the weighted-average number of Class A common stock outstanding.

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

Diluted earnings per share is computed by dividing net income (loss) attributable to Portillo's Inc. by the weighted-average number of dilutive securities, using the treasury stock method.

Portillo's Inc. Form 10-Q | 19

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The computations of basic and diluted earnings per share for the quarter and two quarters ended June 26, 2022 and June 27, 2021 are as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net income attributable to common unit holders	$10,756	$8,172	$11,306	$2,781
Net income attributable to non-controlling interests	5,645	—	6,001	—
Net income attributable to Portillo's Inc.	$5,111	$8,172	$5,305	$2,781

Shares:
Weighted-average number of common shares outstanding-basic	35,991	51,201	35,899	51,197
Dilutive share awards	3,696	368	3,940	366
Weighted-average number of common shares outstanding-diluted	39,687	51,569	39,839	51,563

Basic net income per share	$0.14	$0.16	$0.15	$0.05
Diluted net income per share	$0.13	$0.16	$0.13	$0.05
The following shares were excluded from the calculation of diluted earnings per share because they would be anti-dilutive (in thousands):

	Quarter Ended		Two Quarters Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Shares subject to performance conditions	1,794	319	1,794	319
Shares that were antidilutive	28	—	18	—
Total shares excluded from diluted income (loss) per share	1,822	319	1,812	319

NOTE 13.    CONTINGENCIES

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

NOTE 14.    RELATED PARTY TRANSACTIONS

As of both June 26, 2022 and December 26, 2021, the related parties’ receivables consisted of a receivable balance due from C&O of $0.4 million, respectively, which is included in accounts receivable in the condensed consolidated balance sheets.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

The Company incurred the following Olo-related costs for the quarter and two quarters ended June 26, 2022 and June 27, 2021 (in thousands):

	Quarter Ended		Two Quarters Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Cost of goods sold, excluding depreciation and amortization	$558	$102	$883	$232
Other operating expenses	101	100	215	254
Net Olo-related costs	$659	$202	$1,098	$486

Portillo's Inc. Form 10-Q | 20

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of both June 26, 2022 and December 26, 2021, immaterial amounts were payable to Olo.

Tax Receivable Agreement

As described in Note 1. Description Of Business, we entered into a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

(in thousands)	June 26, 2022	December 26, 2021
Tax receivable agreement liability	$154,883	$156,638

Portillo's Inc. Form 10-Q | 21

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

Overview

Portillo’s serves iconic Chicago street food through high-energy, multichannel restaurants designed to ignite the senses and create a memorable dining experience. Since our founding in 1963 in a small trailer which Dick Portillo called “The Dog House,” we have grown to become a treasured brand with a passionate (some might say obsessed) nationwide following. We create a consumer experience like no other by combining the best attributes of fast casual and quick service concepts with an exciting energy-filled atmosphere and restaurant model capable of generating tremendous volumes. Nearly all of our restaurants were built with double lane drive-thrus and have been thoughtfully designed with a layout that accommodates a variety of access modes including dine-in, carryout, delivery, and catering in order to quickly and efficiently serve our guests. No matter how our guests order from us, our highly productive kitchens and team members consistently serve high quality food and deliver a memorable guest experience. We believe the combination of our craveable food, multichannel sales model, dedication to operational excellence, and a distinctive culture driven by our team members gives us a competitive advantage.

As of June 26, 2022, we owned and operated 71 Portillo’s restaurants across nine states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-Q | 22

Financial Highlights for the Quarter Ended June 26, 2022 vs. Quarter Ended June 27, 2021:

•Total revenue increased 7.0% or $9.9 million to $150.6 million;
•Same restaurant sales increased 1.9%;
•Operating income decreased $7.0 million to $17.4 million;
•Net income decreased $3.0 million to $10.8 million;
•Restaurant-Level Adjusted EBITDA* decreased $4.7 million to $38.4 million; and
•Adjusted EBITDA* decreased $4.9 million to $27.6 million.

Financial Highlights for the Two Quarters Ended June 26, 2022 vs. Two Quarters Ended June 27, 2021:

•Total revenue increased 10.5% or $27.1 million to $285.1 million;
•Same restaurant sales increased 4.8%;
•Operating income decreased $11.1 million to $24.3 million;
•Net income decreased $2.6 million to $11.3 million;
•Restaurant-Level Adjusted EBITDA* decreased $6.5 million to $66.4 million; and
•Adjusted EBITDA* decreased $5.8 million to $45.2 million.

* Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income and Restaurant-Level Adjusted EBITDA to operating income the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Recent Developments and Trends

We continue to see revenue growth due to our new restaurant openings, as well as same-restaurant sales growth. Total revenue grew 7.0% during the quarter ended June 26, 2022 and 10.5% for the two quarters ended June 26, 2022. Same-restaurant sales grew 1.9% during the quarter ended June 26, 2022, compared to 25.0% same-restaurant sales growth during the same quarter in 2021. Same-restaurant sales grew 4.8% and 12.7% for the two quarters ended June 26, 2022 and June 27, 2021, respectively.

During the quarter and two quarters ended June 26, 2022, we experienced unprecedented commodity inflation, with the largest increases in pork, chicken and beef prices. While we expect these commodity pressures to continue for the remainder of fiscal 2022 in the range of 13% to 15%, we do not believe they will have a material impact to our long-term growth and profitability. Additionally, we experienced higher labor expenses during the second quarter and two quarters ended June 26, 2022 compared to the same periods last year primarily due to additional wage investments made in June 2021. We also made additional wage investments at the beginning of the third quarter of 2022, which combined with the expected commodity inflation, will continue to have an impact to Restaurant-Level Adjusted EBITDA Margin for the remainder of 2022. We are partially offsetting these expense increases through menu price increases and operational efficiencies. During the first and second quarters of 2022, we increased menu prices on certain items by approximately 1.5% and 3.5%, respectively. As a result of these menu price increases and operational efficiencies, Restaurant-Level Adjusted EBITDA Margin sequentially increased from the first quarter of 2022 to 25.5% in the second quarter of 2022. Absent significant and prolonged COVID-19 relapses or global economic disruptions and through our continued efforts to elevate guest experiences and implement operational efficiencies, we believe the strength of our brand will deliver consistent, long-term growth.

Development Highlights

Two new restaurants were opened during the two quarters ending June 26, 2022. The opening of these restaurants brings the total restaurant count to 71 as of June 26, 2022, including a restaurant owned by C&O of which Portillo’s owns 50% of the equity.

Location	Opening Date
Joliet, Illinois	February 2022
St. Petersburg, Florida	April 2022

Portillo's Inc. Form 10-Q | 23

Consolidated Results of Operations

The following table summarizes our results of operations for the quarter and two quarters ended June 26, 2022 and June 27, 2021 (in thousands):

	Quarter Ended				Two Quarters Ended
	June 26, 2022		June 27, 2021		June 26, 2022		June 27, 2021
REVENUES, NET	$150,623	100.0%	$140,734	100.0%	$285,105	100.0%	$258,041	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Cost of goods sold, excluding depreciation and amortization	51,774	34.4%	42,156	30.0%	98,040	34.4%	77,180	29.9%
Labor	37,906	25.2%	34,482	24.5%	75,219	26.4%	65,512	25.4%
Occupancy	7,379	4.9%	7,106	5.0%	15,134	5.3%	13,890	5.4%
Other operating expenses	15,178	10.1%	13,925	9.9%	30,343	10.6%	28,633	11.1%
Total restaurant operating expenses	112,237	74.5%	97,669	69.4%	218,736	76.7%	185,215	71.8%
General and administrative expenses	15,439	10.3%	12,170	8.6%	31,126	10.9%	24,005	9.3%
Pre-opening expenses	423	0.3%	671	0.5%	979	0.3%	1,960	0.8%
Depreciation and amortization	5,309	3.5%	6,420	4.6%	10,514	3.7%	12,709	4.9%
Net income attributable to equity method investment	(275)	(0.2)%	(295)	(0.2)%	(398)	(0.1)%	(359)	(0.1)%
Other (loss) income, net	51	—%	(362)	(0.3)%	(105)	—%	(803)	(0.3)%
OPERATING INCOME	17,439	11.6%	24,461	17.4%	24,253	8.5%	35,314	13.7%
Interest expense	6,097	4.0%	10,712	7.6%	12,196	4.3%	21,441	8.3%
Tax Receivable Agreement liability adjustment	(1,754)	(1.2)%	—	—%	(1,754)	(0.6)%	—	—%
INCOME BEFORE INCOME TAXES	13,096	8.7%	13,749	9.8%	13,811	4.8%	13,873	5.4%
Income tax expense	2,340	1.6%	—	—%	2,505	0.9%	—	—%
NET INCOME	10,756	7.1%	13,749	9.8%	11,306	4.0%	13,873	5.4%
Less: Redeemable preferred units accretion	—	—%	(5,577)	(4.0)%	—	—%	(11,092)	(4.3)%
NET INCOME ATTRIBUTABLE TO COMMON HOLDERS	10,756	7.1%	8,172	5.8%	11,306	4.0%	2,781	1.1%
Net income attributable to non-controlling interests	5,645	3.7%	—	—%	6,001	2.1%	—	—%
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$5,111	3.4%	$8,172	5.8%	$5,305	1.9%	$2,781	1.1%

Portillo's Inc. Form 10-Q | 24

Revenues, Net

Revenues primarily represent the aggregate sales of food and beverages, net of discounts. Sales taxes collected from customers are excluded from revenues. Revenues in any period are directly influenced by the number of operating weeks in the period, the number of open restaurants, restaurant traffic, our menu prices, third-party delivery platform prices and product mix. At the end of 2021, the Company began to record the difference in higher third-party delivery menu prices, versus regular menu prices, in revenues. This markup was previously recorded in Cost of goods sold, excluding depreciation and amortization. As a result, we anticipate this change to positively impact our same-restaurant sales growth by 2%-3% in each quarter in 2022 and for the full fiscal year 2022, with a corresponding increase to Cost of goods sold, excluding depreciation and amortization. Operating income has not been, and is not anticipated in the future to be, impacted by such change. See Note 2. Summary Of Significant Accounting Policies-Revenue Recognition, for more information.

Revenues for the quarter ended June 26, 2022 were $150.6 million compared to $140.7 million for the quarter ended June 27, 2021, an increase of $9.9 million or 7.0%. The increase in revenues was primarily attributed to the opening of four new restaurants in the second through fourth quarters of 2021 and two new restaurants during the two quarters ended June 26, 2022 combined with an increase in our same-restaurant sales. The new restaurants positively impacted revenues by approximately $7.4 million in the quarter ended June 26, 2022. Same-restaurant sales increased 1.9% during the second quarter ended June 26, 2022, which was attributable to an increase in average check of 4.8% and a 2.7% impact from the change in recording third-party delivery pricing, offset by a decline in transactions of 5.6%. The higher average check was driven by an approximate 6.8% increase in certain menu prices partially offset by lower items sold per transaction. During the second quarter of 2022, we increased menu prices on certain items resulting in an approximate 3.5% effective overall increase to continue to combat inflationary cost pressures. For the purpose of calculating same-restaurant sales for June 26, 2022, sales for 61 restaurants were included in the Comparable Restaurant Base (as defined in "Selected Operating Data" below) versus 59 as of the quarter ended June 27, 2021.

Revenues for the two quarters ended June 26, 2022 were $285.1 million compared to $258.0 million for the two quarters ended June 27, 2021, an increase of $27.1 million or 10.5%. The increase in revenues was primarily attributed to the opening of five new restaurants in 2021 and two new restaurants during the two quarters ended June 26, 2022 combined with an increase in our same-restaurant sales. The new restaurants positively impacted revenues by approximately $15.2 million in the two quarters ended June 26, 2022. Same-restaurant sales increased 4.8% during the two quarters ended June 26, 2022, which was attributable to an increase in average check of 6.0% and a 2.8% impact from the change in recording third-party delivery pricing, offset by a decline in transactions of 4.0%. The higher average check was primarily driven by an approximate 7.0% increase in menu prices partially offset by lower items sold per transaction. We increased menu prices approximately 1.5% in the first quarter of 2022 and approximately 3.5% during the second quarter of 2022 to continue to combat inflationary cost pressures. For the purpose of calculating same-restaurant sales for June 26, 2022, sales for 61 restaurants were included in the Comparable Restaurant Base (as defined in "Selected Operating Data" below) versus 59 as of the quarter ended June 27, 2021.

Cost of Goods Sold, Excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization includes the direct costs associated with food and beverages, including paper products and third-party delivery commissions. The components of cost of goods sold, excluding depreciation and amortization are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs. We anticipate the comparability of cost of goods sold, excluding depreciation and amortization, to be impacted in 2022 versus 2021 due to the aforementioned change in how the Company records third-party delivery menu prices. Operating income has not been, and is not anticipated in the future to be, impacted by such change.

Cost of goods sold, excluding depreciation and amortization for the quarter ended June 26, 2022 was $51.8 million compared to $42.2 million for the quarter ended June 27, 2021, an increase of $9.6 million or 22.8%. This increase was primarily driven by a 15.2% increase in all commodity prices, with the largest increases in pork, chicken, and beef prices; the impact of how the Company records third-party delivery menu prices; and the opening of four new restaurants in the second through fourth quarters of 2021 and two new restaurants during the two quarters ended June 26, 2022. As a percentage of revenues net, cost of goods sold, excluding depreciation and amortization increased 4.4% during the quarter ended June 26, 2022. The increase was primarily due to an increase in all commodity prices and the impact of how the Company records third-party delivery menu prices, partially offset by an increase in our average check.

Portillo's Inc. Form 10-Q | 25

Cost of goods sold, excluding depreciation and amortization for the two quarters ended June 26, 2022 was $98.0 million compared to $77.2 million for the two quarters ended June 27, 2021, an increase of $20.9 million or 27.0%. This increase was primarily driven by a 15.5% increase in all commodity prices, with the largest increases in pork, chicken, and beef prices; the impact of how the Company records third-party delivery menu prices; and the opening of five new restaurants in 2021 and two new restaurants during the two quarters ended June 26, 2022. As a percentage of revenues, net, cost of goods sold, excluding depreciation and amortization increased 4.5% during the two quarters ended June 26, 2022. The increase was primarily due to an increase in all commodity prices and the impact of how the Company records third-party delivery menu prices, partially offset by an increase in our average check.

Labor Expenses

Labor expenses include hourly and management wages, bonuses and stock compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the quarter ended June 26, 2022 were $37.9 million compared to $34.5 million for the quarter ended June 27, 2021, an increase of $3.4 million or 9.9%. This increase was primarily driven by incremental investments to support our team members, including rate increases primarily made in June 2021 and equity-based compensation, and the opening of four new restaurants in the second through fourth quarters of 2021 and two new restaurants during the two quarters ended June 26, 2022. These increases were partially offset by operational efficiencies and lower variable-based compensation. As a percentage of revenues, net, labor increased 0.7% due primarily to the aforementioned incremental rate increases to support our team members, partially offset by an increase in our average check, operational efficiencies and lower variable-based compensation.

Labor expenses for the two quarters ended June 26, 2022 were $75.2 million compared to $65.5 million for the two quarters ended June 27, 2021, an increase of $9.7 million or 14.8%. This increase was primarily driven by incremental investments to support our team members, including rate increases primarily made in the June 2021 and equity-based compensation, and the opening of five new restaurants in 2021 and two new restaurants during the two quarters ended June 26, 2022. These increases were partially offset by operational efficiencies and lower variable-based compensation. As a percentage of revenues, net, labor increased 1.0% due primarily to the aforementioned incremental hourly rate increases to support our team members, partially offset by an increase in our average check, lower variable-based compensation, and operational efficiencies.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance, common area expenses and property taxes.

Occupancy expenses for the quarter ended June 26, 2022 were $7.4 million compared to $7.1 million for the quarter ended June 27, 2021, an increase of $0.3 million or 3.8%, primarily driven by the opening of four new restaurants in the second through fourth quarters of 2021 and two new restaurants during the two quarters ended June 26, 2022.

Occupancy expenses for the two quarters ended June 26, 2022 were $15.1 million compared to $13.9 million for the two quarters ended June 27, 2021, an increase of $1.2 million or 9.0%, primarily driven by the opening of five new restaurants in 2021 and two new restaurants during the two quarters ended June 26, 2022.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other operating expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the quarter ended June 26, 2022 were $15.2 million compared to $13.9 million for the quarter ended June 27, 2021, an increase of $1.3 million or 9.0%, primarily driven by the opening of four new restaurants in the second through fourth quarters of 2021 and two new restaurants during the two quarters ended June 26, 2022 as well as an increase in repair and maintenance and insurance expenses, offset by a decrease in travel expense.

Portillo's Inc. Form 10-Q | 26

Other operating expenses for the two quarters ended June 26, 2022 were $30.3 million compared to $28.6 million for the two quarters ended June 27, 2021, an increase of $1.7 million or 6.0%, primarily driven by the opening of five new restaurants in 2021 and two new restaurants during the two quarters ended June 26, 2022 as well as an increase in repair and maintenance and insurance expenses, offset by a reduction in utility and uniform costs.

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

General and administrative expenses for the quarter ended June 26, 2022 were $15.4 million compared to $12.2 million for the quarter ended June 27, 2021, an increase of $3.3 million or 26.9%. This increase was primarily driven by increases in equity-based compensation of $3.4 million, insurance and software licensing fees, partially offset by a decrease in variable-based compensation expense.

General and administrative expenses for the two quarters ended June 26, 2022 were $31.1 million compared to $24.0 million for the two quarters ended June 27, 2021, an increase of $7.1 million or 29.7%. This increase was primarily driven by an increase in equity-based compensation of $6.7 million. The remainder of the increase is related to a $0.7 million increase in transaction-related fees and expenses, consisting primarily of certain professional fees and an increase in software licensing fees, partially offset by a decrease in variable-based compensation expense.

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

Pre-opening expenses for the quarter ended June 26, 2022 were $0.4 million compared to $0.7 million for the quarter ended June 27, 2021, a decrease of $0.2 million or 37.0%. This decrease was due to the timing and geographic location of restaurant openings in the second quarter of 2022 versus 2021.

Pre-opening expenses for the two quarters ended June 26, 2022 were $1.0 million compared to $2.0 million for the two quarters ended June 27, 2021, a decrease of $1.0 million or 50.1%. This decrease was due to the timing and geographic location of restaurant openings in the first two quarters of 2022 versus 2021.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for the quarter ended June 26, 2022 was $5.3 million compared to $6.4 million for the quarter ended June 27, 2021, a decrease of $1.1 million or 17.3%. This decrease was primarily attributable to an expired non-compete intangible asset, partially offset by incremental depreciation of capital expenditures related to the opening of four new restaurants in quarters two through four of 2021 and two new restaurants during the quarter ended June 26, 2022.

Depreciation and amortization expense for the two quarters ended June 26, 2022 was $10.5 million compared to $12.7 million for the two quarters ended June 27, 2021, a decrease of $2.2 million or 17.3%. This decrease was primarily attributable to an expired non-compete intangible asset, partially offset by incremental depreciation of capital expenditures related to the opening of five new restaurants in 2021 and two new restaurants during the two quarters ended June 26, 2022.

Portillo's Inc. Form 10-Q | 27

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

Net income attributable to equity method investment was $0.3 million for each of the quarters ended June 26, 2022 and June 27, 2021.

Net income attributable to equity method investment was $0.4 million for each of the two quarters ended June 26, 2022 and June 27, 2021.

Other Loss (Income), Net

Other income, net includes among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains or losses on asset disposals.

Other loss, net for the quarter ended June 26, 2022 was $0.1 million compared to other income, net of $0.4 million for the quarter ended June 27, 2021 a decrease of $0.4 million or 114.1%. This decrease was primarily due to an increase in trading losses in the rabbi trust used to fund our deferred compensation plan.

Other income, net for the two quarters ended June 26, 2022 was $0.1 million compared to $0.8 million for the two quarters ended June 27, 2021 a decrease of $0.7 million or 86.9%. This decrease was primarily due to a increase in trading losses in the rabbi trust used to fund our deferred compensation plan.

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for the quarter ended June 26, 2022 was $6.1 million compared to $10.7 million for the quarter ended June 27, 2021, a decrease of $4.6 million or 43.1%. This decrease was primarily driven by the payoff of the Second Term B-3 Loans with the use of IPO proceeds during the year ended December 26, 2021 and decreased borrowings on the First Lien Term B-3 Loans during the quarter ended June 26, 2022. There were no outstanding borrowings under the Revolving Facility during the quarter ended June 26, 2022 or June 27, 2021.

Interest expense for the two quarters ended June 26, 2022 was $12.2 million compared to $21.4 million for the two quarters ended June 27, 2021, a decrease of $9.2 million or 43.1%. This decrease was primarily driven by the payoff of the Second Term B-3 Loans with the use of IPO proceeds during the year ended December 26, 2021 and decreased borrowings on the First Lien Term B-3 Loans during the quarter ended June 26, 2022. There were no outstanding borrowings under the Revolving Facility during the two quarters ended June 26, 2022 or June 27, 2021.

Tax Receivable Agreement Liability Adjustment

In connection with the IPO, we entered into a Tax Receivable Agreement liability with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

Portillo's Inc. Form 10-Q | 28

The tax receivable agreement liability adjustment was $1.8 million for the quarter and two quarters ended June 26, 2022 related to a remeasurement due to option exercises. There was no tax receivable agreement adjustment for the quarter and two quarters ended June 27, 2021.

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

Income tax expense for the quarter ended June 26, 2022 was $2.3 million. Our effective income tax rate for the quarter ended June 26, 2022 was 17.9%. There was no income tax expense for the quarter ended June 27, 2021.

Income tax expense for the two quarters ended June 26, 2022 was $2.5 million. Our effective income tax rate for the two quarters ended June 26, 2022 was 18.1%. There was no income tax expense for the two quarters ended June 27, 2021.

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

Net income attributable to non-controlling interests for the quarter ended June 26, 2022 was $5.6 million. There was no such income for the quarter ended June 27, 2021.

Net income attributable to non-controlling interests for the two quarters ended June 26, 2022 was $6.0 million. There was no such income for the two quarters ended June 27, 2021.

Portillo's Inc. Form 10-Q | 29

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

	Quarter Ended		Two Quarters Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Total Restaurants (a)	71	67	71	67
AUV (in millions) (a)	N/A	N/A	$8.3	$7.9
Change in same-restaurant sales (b)	1.9%	25.0%	4.8%	12.7%
Adjusted EBITDA (in thousands)	$27,613	$32,539	$45,244	$51,073
Adjusted EBITDA Margin	18.3%	23.1%	15.9%	19.8%
Restaurant-Level Adjusted EBITDA (in thousands)	$38,386	$43,065	$66,369	$72,826
Restaurant-Level Adjusted EBITDA Margin	25.5%	30.6%	23.3%	28.2%
(a) Includes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity, as described in Note 2. Summary Of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements. AUVs for the quarters ended June 26, 2022 and June 27, 2021 represent AUVs for the twelve months ended June 26, 2022 and June 27, 2021, respectively.
(b) Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). For the two quarters ended June 26, 2022 and June 27, 2021, there were 61 and 59 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity, as described in Note 2. Summary Of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements.

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

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended		Two Quarters Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net income	$10,756	$13,749	$11,306	$13,873
Depreciation and amortization	5,309	6,420	10,514	12,709
Interest expense	6,097	10,712	12,196	21,441
Income tax expense	2,340	—	2,505	—
EBITDA	24,502	30,881	36,521	48,023
Deferred rent (1)	865	798	1,946	1,594
Equity-based compensation	3,864	168	7,649	273
Consulting fees (2)	—	500	—	1,000
Other loss (income) (3)	93	141	125	132
Transaction-related fees & expenses (4)	43	51	757	51
Tax Receivable Agreement liability adjustment (5)	(1,754)	—	(1,754)	—
Adjusted EBITDA	$27,613	$32,539	$45,244	$51,073
Adjusted EBITDA Margin	18.3%	23.1%	15.9%	19.8%
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
(5) Represents remeasurement of the Tax Receivable Agreement.

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

Portillo's Inc. Form 10-Q | 31

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended		Two Quarters Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Operating income	$17,439	$24,461	$24,253	$35,314
Plus:
General and administrative expenses	15,439	12,170	31,126	24,005
Pre-opening expenses	423	671	979	1,960
Depreciation and amortization	5,309	6,420	10,514	12,709
Net income attributable to equity method investment	(275)	(295)	(398)	(359)
Other loss (income), net	51	(362)	(105)	(803)
Restaurant-Level Adjusted EBITDA	$38,386	$43,065	$66,369	$72,826
Restaurant-Level Adjusted EBITDA Margin	25.5%	30.6%	23.3%	28.2%

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Facility. As of June 26, 2022, we maintained a cash and cash equivalents and restricted cash balance of $49.7 million and had $45.0 million of availability under our Revolver, after giving effect to $5.0 million in outstanding letters of credit..

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

Based upon current levels of operations and anticipated growth, we expect that cash flows from operations will be sufficient to meet our needs for at least the next twelve months, and the foreseeable future.

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

In connection with the IPO, we entered into a Tax Receivable Agreement ("TRA") with certain of our pre-IPO LLC Members, pursuant to which we will generally be required to pay 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize or be deemed to realize, as a result of (i) our allocable share of existing tax basis in depreciable or amortizable assets relating to LLC Units acquired in the IPO, (ii) certain favorable tax attributes acquired by the Company from entities treated as corporations for U.S. tax purposes that held LLC Units prior to the Transactions ("Blocker Companies") (including net operating losses and the Blocker Companies' allocable share of existing tax basis), (iii) increases in our allocable share of then existing tax basis in depreciable or amortizable assets, and adjustments to the tax basis of the tangible and intangible assets, of Portillo’s OpCo and its subsidiaries, as a result of (x) sales or exchanges of interests in Portillo’s OpCo (including the repayment of the redeemable preferred units) in connection with the IPO and (y) future redemptions or exchanges of LLC Units by pre-IPO LLC Members for Class A common stock and (iv) certain other tax benefits related to entering into the TRA, including payments made under the TRA.

Portillo's Inc. Form 10-Q | 32

Based on several assumptions, it was estimated that, as of June 26, 2022, our obligation for future payments under the TRA totaled $154.9 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $182.2 million as of June 26, 2022. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $154.9 million, primarily over the next 15 years, substantially declining in year 16 through year 47.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities:

(in thousands)	Two Quarters Ended
	June 26, 2022	June 27, 2021
Net cash provided by operating activities	$25,359	$32,817
Net cash used in investing activities	(13,910)	(18,545)
Net cash used in financing activities	(982)	(1,312)
Net increase in cash and cash equivalents and restricted cash	10,467	12,960
Cash and cash equivalents and restricted cash at beginning of period	39,263	41,432
Cash and cash equivalents and restricted cash at end of period	$49,730	$54,392
Operating Activities

Net cash provided by operating activities for the two quarters ended June 26, 2022 was $25.4 million compared to net cash provided by operating activities of $32.8 million for the two quarters ended June 27, 2021, a decrease of $7.5 million or 22.7%. This decrease was primarily driven by a decrease in the change in operating assets and liabilities of $10.1 million and lower net income of $2.6 million, partially offset by the change in non-cash items of $5.2 million.

The $10.1 million change in our operating asset and liability balances was primarily driven by operating assets and liabilities being a use of net cash of $7.7 million in the two quarters ended June 26, 2022, compared to a source of net cash of $2.5 million in two quarters ended June 27, 2021 driven by the change in accounts payable and accrued expenses and other liabilities in the two quarters ended June 26, 2022. The $5.2 million change from the two quarters ended June 26, 2022 in non-cash charges is primarily attributable to equity-based compensation, offset by a decrease in depreciation and amortization.

Investing Activities

Net cash used in investing activities was $13.9 million for the two quarters ended June 26, 2022 compared to $18.5 million for the two quarters ended June 27, 2021, a decrease of $4.6 million or 25.0%. This decrease was primarily due to the timing of restaurant openings in 2022 compared to the timing of restaurant openings in 2021.

Financing Activities

Net cash used in financing activities was $1.0 million for the quarter ending June 26, 2022 compared to net cash used in financing activities of $1.3 million for the quarter ending June 27, 2021, a decrease of $0.3 million or 25.2%. This decrease is primarily due to proceeds from stock option exercises of $1.5 million offset by $0.8 million payment of IPO issuance costs in the two quarters ended June 26, 2022, which were accrued for as of December 26, 2021.

Revolving Facility and Liens

We maintain a Revolving Facility that provides for a revolving total commitment amount of $50.0 million. The Revolving Facility will mature and all amounts outstanding will be due and payable in June 2024. The Revolving Facility permits the issuance of letters of credit upon our request.

Portillo's Inc. Form 10-Q | 33

As of June 26, 2022, there were no borrowings outstanding under the Revolving Facility. We had $45.0 million of availability, as of June 26, 2022, after giving effect to $5.0 million in outstanding letters of credit.

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

The Borrower is subject to certain financial and reporting covenants pursuant to the terms of the First Lien Credit Agreement. These covenants are customary for these types of debt agreements. As of June 26, 2022, the Company was in compliance with all covenants.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Portillo's Inc. Form 10-Q | 35

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding certain legal proceedings to which the Company is a party are discussed in Note 13. Contingencies in the notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Portillo's Inc. Form 10-Q | 36

Item 6. Exhibits.

Exhibit Number	Description	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Portillo's Inc.
3.2	Amended and Restated Bylaws of Portillo’s Inc.
10.1	Portillo's Inc. Employee Stock Purchase Plan	†*
31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith
†    Indicates a management contract or compensatory plan or agreement

Portillo's Inc. Form 10-Q | 37

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: August 4, 2022	By:	/s/ Michael Osanloo
Michael Osanloo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer)

Portillo's Inc. Form 10-Q | 38