Form 10-Q
period 2022-09-25
Portillo's Inc.
filed 2022-11-03
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 25, 2022

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
☐     Yes     ☒     No
As of October 26, 2022, there were 42,403,098 shares of the registrant's Class A common stock, par value $0.01 per share, issued and outstanding.

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

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	September 25, 2022	December 26, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$46,722	$39,263
Accounts receivable	8,110	7,840
Inventory	5,934	6,078
Prepaid expenses	4,170	5,836
Total current assets	64,936	59,017
Property and equipment, net	211,741	190,834
OTHER ASSETS:
Goodwill	394,298	394,298
Trade names	223,925	223,925
Other intangible assets, net	33,478	35,832
Equity method investment	16,245	16,170
Deferred tax assets	115,202	74,455
Other assets	4,247	5,042
Total other assets	787,395	749,722
TOTAL ASSETS	$1,064,072	$999,573

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,442	$27,249
Current portion of long-term debt	3,324	3,324
Current deferred revenue	4,033	6,893
Accrued expenses	23,264	29,472
Total current liabilities	58,063	66,938
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	315,288	315,829
Deferred rent	37,564	32,174
Tax Receivable Agreement Liability	205,287	156,638
Other long-term liabilities	3,745	4,588
Total long-term liabilities	561,884	509,229
Total liabilities	619,947	576,167

COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 42,225,023 and 35,807,171 shares issued and outstanding at September 25, 2022 and December 26, 2021, respectively.	421	358
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 29,730,762 and 35,673,321 shares issued and outstanding at September 25, 2022 and December 26, 2021, respectively.	—	—
Additional paid-in-capital	232,031	186,856
Accumulated deficit	(9,053)	(15,950)
Total stockholders' equity attributable to Portillo's Inc.	223,399	171,264
Non-controlling interest	220,726	252,142
Total stockholders' equity	444,125	423,406
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,064,072	$999,573
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Quarter Ended		Three Quarters Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

REVENUES, NET	$151,121	$138,003	$436,226	$396,044

COST AND EXPENSES:
Restaurant operating expenses:
Cost of goods sold, excluding depreciation and amortization	53,374	44,285	151,414	121,465
Labor	39,133	36,921	114,352	102,433
Occupancy	7,644	7,000	22,778	20,890
Other operating expenses	16,882	15,554	47,225	44,187
Total restaurant operating expenses	117,033	103,760	335,769	288,975

General and administrative expenses	18,059	11,750	49,185	35,755
Pre-opening expenses	791	347	1,770	2,307
Depreciation and amortization	5,289	5,516	15,803	18,225
Net income attributable to equity method investment	(409)	(292)	(807)	(651)
Other income, net	(228)	(292)	(333)	(1,095)
OPERATING INCOME	10,586	17,214	34,839	52,528
Interest expense	7,090	10,683	19,286	32,124
Tax Receivable Agreement Liability adjustment	(708)	—	(2,462)	—
INCOME BEFORE INCOME TAXES	4,204	6,531	18,015	20,404
Income tax expense	1,006	—	3,511	—
NET INCOME	3,198	6,531	14,504	20,404
Less: Redeemable preferred units accretion	—	(5,886)	—	(16,978)
NET INCOME ATTRIBUTABLE TO COMMON UNIT HOLDERS	3,198	645	14,504	3,426
Net income attributable to non-controlling interests	1,606	—	7,607	—
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$1,592	$645	$6,897	$3,426

Income per common share attributable to Portillo's Inc.:
Basic	$0.04	$0.01	$0.19	$0.07
Diluted	$0.04	$0.01	$0.17	$0.07

Weighted-average common shares outstanding:
Basic	38,899,373	51,210,222	36,899,208	51,201,100
Diluted	42,625,160	51,581,685	40,785,766	51,569,034

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Quarters Ended September 25, 2022 and September 26, 2021
	Preferred Units			Class A Common Stock		Class B Common Stock
	Units	Amounts	Member's Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at June 27, 2021	100,000	$211,663	$144,113	—	$—	—	$—	$—	$—	$—	$144,113
Net income	—	—	6,531	—	—	—	—	—	—	—	6,531
Repayment of subscription receivable	—	—	249	—	—	—	—	—	—	—	249
Equity-based compensation	—	—	170	—	—	—	—	—	—	—	170
Redeemable preferred units accretion	—	5,886	(5,886)	—	—	—	—	—	—	—	(5,886)
Balance at September 26, 2021	100,000	217,549	145,177	—	—	—	—	—	—	—	145,177

Balance at June 26, 2022	—	—	—	36,218,355	362	35,673,321	—	192,862	(10,645)	261,233	443,812
Net income	—	—	—	—	—	—	—	—	1,592	1,606	3,198
Equity-based compensation	—	—	—	—	—	—	—	2,000	—	1,698	3,698
Exercise of stock options	—	—	—	64,109	—	—	—	271	—	—	271
Redemption of LLC Interests in connection with the secondary offering	—	—	—	5,942,559	59	(5,942,559)	—	(59)	—	—	—
Non-controlling interest adjustment	—	—	—	—	—	—	—	43,811	—	(43,811)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	(6,854)	—	—	(6,854)
Balance at September 25, 2022	—	$—	$—	42,225,023	$421	29,730,762	$—	$232,031	$(9,053)	$220,726	$444,125

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 5

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Three Quarters Ended September 25, 2022 and September 26, 2021
	Preferred Units			Class A Common Stock		Class B Common Stock
	Units	Amounts	Member's Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 27, 2020	100,000	$200,571	$140,709	—	$—	—	$—	$—	$—	$—	$140,709
Net income	—	—	20,404	—	—	—	—	—	—	—	20,404
Equity-based compensation	—	—	443	—	—	—	—	—	—	—	443
Repayment of subscription receivable	—	—	499	—	—	—	—	—	—	—	499
Issuance of common units	—	—	100	—	—	—	—	—	—	—	100
Redeemable preferred units accretion	—	16,978	(16,978)	—	—	—	—	—	—	—	(16,978)
Balance at September 26, 2021	100,000	217,549	145,177	—	—	—	—	—	—	—	145,177

Balance at December 26, 2021	—	—	—	35,807,171	358	35,673,321	—	186,856	(15,950)	252,142	423,406
Net income	—	—	—	—	—	—	—	—	6,897	7,607	14,504
Equity-based compensation	—	—	—	—	—	—	—	5,837	—	5,510	11,347
Exercise of stock options	—	—	—	475,293	4	—	—	1,718	—	—	1,722
Redemption of LLC Interests in connection with the secondary offering	—	—	—	5,942,559	59	(5,942,559)	—	(59)	—	—	—
Non-controlling interest adjustment	—	—	—	—	—	—	—	44,533	—	(44,533)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	(6,854)	—	—	(6,854)
Balance at September 25, 2022	—	$—	$—	42,225,023	$421	29,730,762	$—	$232,031	$(9,053)	$220,726	$444,125

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Quarters Ended
	September 25, 2022	September 26, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,504	$20,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,803	18,225
Amortization of debt issuance costs and discount	1,952	2,877
Loss on sales of assets	212	130
Equity-based compensation	11,347	443
Deferred rent and tenant allowance	3,288	3,099
Deferred income tax expense	3,511	—
Tax Receivable Agreement liability adjustment	(2,462)	—
Amortization of deferred lease incentives	(289)	(289)
Gift card breakage	(626)	(554)
Changes in operating assets and liabilities:
Accounts receivable	(2,064)	(89)
Receivables from related parties	(34)	(144)
Inventory	144	676
Other current assets	1,666	807
Accounts payable	(1,089)	(2,511)
Accrued expenses and other liabilities	(8,448)	(3,634)
Deferred lease incentives	1,651	690
Other assets and liabilities	(97)	(239)
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,969	39,891
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,012)	(27,687)
Purchase of investment securities	—	(200)
Proceeds from the sale of property and equipment	44	123
NET CASH USED IN INVESTING ACTIVITIES	(29,968)	(27,764)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(2,493)	(2,493)
Proceeds from equity offering, net of underwriting discounts	183,436	—
Repurchase of outstanding equity / Portillo's OpCo units	(183,436)	—
Proceeds from stock option exercise	1,722	—
Proceeds from issuance of common units	—	100
Repayment of stock subscription receivable	—	499
Payment of initial public offering issuance costs	(771)	(2,108)
NET CASH USED IN FINANCING ACTIVITIES	(1,542)	(4,002)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	7,459	8,125
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	39,263	41,432
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	46,722	49,557
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 7

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Quarters Ended
	September 25, 2022	September 26, 2021
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$16,856	$29,043
Income tax paid	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$6,823	$2,041
Redeemable preferred units accretion	—	(16,978)
Deferred offering costs in accounts payable	—	2,446
Adjustment of Tax Receivable Agreement Liability	51,112	—

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

The Company operates fast-casual restaurants in Illinois, Indiana, California, Arizona, Florida, Wisconsin, Minnesota, Iowa and Michigan, along with two food production commissaries in Illinois. As of September 25, 2022 and December 26, 2021, the Company had 70 and 68 restaurants in operation, respectively, excluding a restaurant owned by C&O Chicago, LLC ("C&O"), of which Portillo's owns 50% of the equity. The Company also had two and three non-traditional locations in operation as of September 25, 2022 and December 26, 2021, respectively. These non-traditional locations include a food truck and a ghost kitchen (small kitchen with no store-front presence, used to fill online orders). Portillo's additionally has a 50% interest in a single restaurant owned by C&O, that is referred to in Note 2. The Company’s principal corporate offices are located in Oak Brook, Illinois.

Initial Public Offering

The Company's registration statement on Form S-1, as amended (Registration No. 333-259810), related to its initial public offering ("IPO"), was declared effective October 20, 2021, and the Company's Class A common stock began trading on the Nasdaq Global Select Market under the symbol "PTLO" on October 21, 2021. On October 25, 2021, the Company completed its IPO of 23,310,810 shares of the Company's Class A common stock (including 3,040,540 shares sold to the underwriters pursuant to their overallotment option), at an offering price of $20.00 per share. The Company received aggregate net proceeds of approximately $430.0 million after deducting underwriting discounts and commissions of $29.1 million and other offering expenses of approximately $7.1 million.

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

Secondary Offering

In the third quarter of 2022, the Company completed a secondary offering of 8,066,458 shares (including 66,458 shares sold to the underwriters pursuant to their overallotment option) of the Company's Class A common stock at an offering price of $23.75 per share. We used all of the net proceeds from the secondary offering to purchase LLC Units from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. All of the shares sold in the offering represented shares owned by pre-IPO LLC Members directly or indirectly through the Blocker Companies. The shares sold in the offering represented (i) 2,123,899 existing shares of Class A common stock held by the pre-IPO LLC Members and (ii) 5,942,559 newly-issued shares of Class A common stock issued in connection with the redemption of 5,942,559 LLC interests by the pre-IPO LLC Members. In connection with the redemption, 5,942,559 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 5,942,559 newly-issued LLC interests, increasing the Company's total ownership interest in Portillo's OpCo. As of September 25, 2022, the Company owns 58.7% of Portillo's OpCo and the pre-IPO LLC Members own the remaining 41.3% of Portillo's OpCo.

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

Portillo's Inc. Form 10-Q | 10

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Year

The Company uses a 52- or 53-week fiscal year ending on the Sunday prior to December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2022 and 2021 each consist of 52 weeks. The fiscal periods presented in this report are the quarter and three quarters ended September 25, 2022 and September 26, 2021, respectively.

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

Inventory

The Company operates two commissaries to supply the Company's restaurants with several products and ensures product consistency and quality. The commissaries derive revenue principally from the sale and distribution of food to our distributors, who, in turn, sell the food to the restaurants. This is considered under ASC 845, Non-Monetary Transactions and the impact on the statement of operations is not material. These products are held as inventory at distributors on a short-term consignment basis. Inventories subject to these consignment arrangements are recorded on the Company’s consolidated balance sheet and totaled $0.8 million and $0.4 million as of September 25, 2022 and December 26, 2021, respectively.

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

Portillo's Inc. Form 10-Q | 11

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), along with related clarifications and improvements. The pronouncement requires lessees to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. The update is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company will adopt this standard for the annual period ending December 25, 2022. We expect the adoption of this standard will have a significant impact on the Company’s consolidated balance sheet as we recognize the operating lease assets and lease liabilities for our operating leases. The guidance is not expected to have a material impact on the condensed consolidated statements of operations, stockholders' equity, and cash flows.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

With respect to Marketplace Sales, the Company recognizes revenue, including third-party menu price premiums, excluding delivery or service fees collected by the delivery partner, when the performance obligation is complete, and control of the food is transferred to the delivery partner. The Company receives payment subsequent to the transfer of food. The payment terms with respect to Marketplace Sales are short-term in nature and are generally paid one week in arrears.

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues, net in the condensed consolidated statements of operations. The Company recognized gift card breakage of $0.1 million and $0.6 million for the quarter and three quarters ended September 25, 2022, respectively, and $0.1 million and $0.6 million for the quarter and three quarters ended September 26, 2021, respectively.

Portillo's Inc. Form 10-Q | 12

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability included in current deferred revenue on the consolidated balance sheets is as follows (in thousands):

	September 25, 2022	December 26, 2021
Gift card liability	$3,975	$6,606

Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in their respective liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenue recognized from gift card liability balance at the beginning of the year	$534	$446	$3,215	$2,923

NOTE 4.    INVENTORY

Inventories consisted of the following (in thousands):

	September 25, 2022	December 26, 2021
Raw materials	$3,951	$4,181
Work in progress	158	114
Finished goods	1,007	1,395
Consigned inventory	818	388
	$5,934	$6,078

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	September 25, 2022	December 26, 2021
Land improvements	$15,920	$15,451
Furniture, fixtures, and equipment	119,271	115,187
Leasehold improvements	147,535	138,923
Transportation equipment	2,281	2,203
Construction-in-progress	28,952	8,300
	313,959	280,064
Less accumulated depreciation	(102,218)	(89,230)
	$211,741	$190,834

Depreciation expense was $4.5 million and $13.4 million for the quarter and three quarters ended September 25, 2022, respectively, and $4.3 million and $12.6 million for the quarter and three quarters ended September 26, 2021, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

Portillo's Inc. Form 10-Q | 13

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year.

Intangibles, net consisted of the following (in thousands):

	As of September 25, 2022

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(23,594)	32,523
Favorable rental contracts	2,991	(2,036)	955
	$283,033	$(25,630)	$257,403

	As of December 26, 2021

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(21,427)	34,690
Favorable rental contracts	2,991	(1,849)	1,142
	$283,033	$(23,276)	$259,757

Amortization expense was $0.8 million and $2.4 million for the quarter and three quarters ended September 25, 2022, respectively, and $1.2 million and $5.6 million for the quarter and three quarters ended September 26, 2021, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

The estimated aggregate amortization expense for the intangibles for the remainder of this year and the succeeding five years and thereafter are $0.8 million, $3.1 million, $3.1 million, $3.0 million, $2.9 million, $2.7 million, and $17.9 million, respectively.

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

Deferred Compensation Plan - The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value. The fair value measurement of these trading securities is considered Level 1 of the fair value hierarchy as they are measured using quoted market prices. As of September 25, 2022 and December 26, 2021, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	September 25, 2022	December 26, 2021
	Level 1	Level 1
Assets - Investments designated for deferred compensation plan
Cash/money accounts	$1,698	$1,482
Mutual funds	2,159	3,185
Total assets	$3,857	$4,667
As of September 25, 2022 and December 26, 2021, we had no Level 2 or Level 3 assets.
The mutual fund investments and deferred compensation obligations are included in other assets, accrued expenses, and other long-term liabilities in the consolidated balance sheets. Changes in the fair value of securities held in the rabbi trust are recognized as trading gains and losses and included in other income in the consolidated statements of operations, and offsetting increases or decreases in the deferred compensation obligation are recorded in other long-term liabilities in the consolidated balance sheets.

Refer to Note 8. Debt for additional information relating to the fair value of the Company's outstanding debt instruments.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, net, equity-method investment, goodwill, trade names and other intangible assets, net. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the quarter or three quarters ended September 25, 2022 and September 26, 2021.

Portillo's Inc. Form 10-Q | 15

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    DEBT

Debt consisted of the following (in thousands):

	September 25, 2022	December 26, 2021
First Lien Term B-3 Loans	$323,259	$325,752
Revolving Loans	—	—
Unamortized discount and debt issuance costs	(4,647)	(6,599)
Total debt, net	318,612	319,153
Less: current portion	(3,324)	(3,324)
Long-term debt, net	$315,288	$315,829
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

On December 6, 2019, the Borrower entered a third amendment to the First Lien Credit Agreement (the “Third Amendment to First Lien Credit Agreement”) whereby the aggregate principal amount of the term loans as of the effective date of the Third Amendment to First Lien Credit Agreement was $332.4 million (the “First Lien Term B-3 Loans”), and the Revolving Facility was increased to $50.0 million. The maturity date with respect to the First Lien Term B-3 Loans was extended to September 6, 2024, and the maturity date with respect to the Revolving Loans was extended to June 6, 2024.

In connection with the Third Amendment to First Lien Credit Agreement, the interest rates spread for the First Lien Term B-3 Loans increased by 100 basis points to 5.50% for the adjusted London interbank offered rate ("Eurocurrency Rate") loans. As of September 25, 2022 and September 26, 2021, the interest rate on the First Lien Term B-3 Loans was 8.02% and 6.50%, respectively. Beginning with December 31, 2019, the Company is required to pay on the last business day of each calendar quarter, March 31, June 30, September 30, and December 31, an aggregate principal amount of $0.8 million.

As of both September 25, 2022 and December 26, 2021, the Company had no borrowings under the Revolver outstanding. As of both September 25, 2022 and September 26, 2021, the interest rate on the Revolver was 3.25%, subject to change based on a consolidated first lien net leverage ratio as defined in the First Lien Credit Agreement. As of both September 25, 2022 and September 26, 2021, the commitment fees, pursuant to the First Lien, to maintain the Revolver were 0.250%. Also pursuant to the First Lien Credit Agreement, as of both September 25, 2022 and September 26, 2021, letter of credit fronting fees were 0.125%. Commitment fees and letter of credit fronting fees are recorded as interest expense in the condensed consolidated statements of operations.

As of September 25, 2022 and September 26, 2021, the effective interest rate was 8.84% and 7.80%, respectively.

The Company had $5.0 million of letters of credit issued against the Revolving Facility as of both September 25, 2022 and December 26, 2021. As of September 25, 2022, the Company had $45.0 million of availability under the Revolving Facility.

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

Portillo's Inc. Form 10-Q | 16

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 6, 2019, the Borrower entered into second amendment to the Second Lien Credit Agreement (the “Second Amendment to Second Lien Credit Agreement”) whereby the aggregate principal amount of the term loans as of the effective date of the Second Amendment to the Second Lien Credit Agreement was $155.0 million (the “Second Lien Term B-3 Loans”). The maturity date of the Second Lien Term B-3 Loans was extended to December 6, 2024 (the “Second Lien Maturity Date”). In addition to the increased principal amount, the interest rate spread for the Second Lien Term B-3 Loans increased by 150 basis points to 9.50% for Eurocurrency Rate loans. The Borrower determined interest on the Second Lien at the Eurocurrency Rate, plus 9.50%.

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

The Company amortized $0.5 million and $1.4 million of deferred financing costs during the quarter and three quarters ended September 25, 2022, respectively, and $0.6 million and $1.7 million, respectively, during the quarter and three quarters ended September 26, 2021, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company also amortized $0.2 million and $0.5 million in original issue discount related to the long-term debt during the quarter and three quarters ended September 25, 2022, respectively, and $0.4 million and $1.2 million, respectively, in the quarter and three quarters ended September 26, 2021 which is included in interest expense in the condensed consolidated statements of operations.

Total interest costs incurred were $7.1 million and $19.3 million for the quarter and three quarters ended September 25, 2022, respectively, and $10.7 million and $32.1 million for the quarter and three quarters ended September 26, 2021, respectively.

As of September 25, 2022 and December 26, 2021, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

Borrowings under the First Lien Credit Agreement are guaranteed by Holdings, the Borrower and certain of the Borrower’s subsidiaries, and Holdings, the Borrower and certain of the Borrower’s subsidiaries have pledged substantially all tangible and intangible assets as collateral, subject to certain exclusions and exceptions.

The Borrower is subject to certain financial and reporting covenants pursuant to the terms of the First Lien Credit Agreement. These covenants are customary for these types of debt agreements. As of September 25, 2022, the Company was in compliance with all covenants.

Portillo's Inc. Form 10-Q | 17

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.    NON-CONTROLLING INTERESTS

In connection with the Transactions described in Note 1. Description Of Business, we are the sole managing member of Portillo's OpCo, and as a result, consolidated the financial results of Portillo's OpCo. We report a non-controlling interest representing the LLC interests in Portillo's OpCo held by pre-IPO LLC Members. Changes in our ownership interest in Portillo's OpCo while we retain our controlling interest in Portillo's OpCo will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC interests in Portillo's OpCo by the pre-IPO LLC members will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.
In the third quarter of 2022, in connection with the secondary offering described in Note 1. Description Of Business, 5,942,559 LLC interests were redeemed by the pre-IPO LLC Members for newly-issued shares of Class A common stock and we received 5,942,559 newly-issued LLC interests, increasing our total ownership interest in Portillo's OpCo.

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	As of September 25, 2022		As of December 26, 2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Portillo's Inc.	42,225,023	58.7%	35,807,171	50.1%
pre-IPO LLC Members	29,730,762	41.3%	35,673,321	49.9%
Total	71,955,785	100.0%	71,480,492	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for both the quarter and three quarters ended September 25, 2022 was 45.9% and 48.5%, respectively.

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Quarter Ended	Three Quarters Ended
	September 25, 2022
Net income attributable to Portillo's Inc.	$1,592	$6,897
Transfers from (to) non-controlling interests:
Increase in additional paid-in capital as a result of activity under equity-based compensation plans	271	1,718
Increase in additional paid-in capital as a result of non-controlling interest adjustments, including the secondary offering	43,811	44,533
Redemption of LLC interests in connection with the secondary offering	(59)	(59)
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$45,615	$53,089

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
Equity-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Labor	$331	$—	$1,020	$—
General and administrative expenses	3,367	170	10,327	443
Total equity-based compensation expense	$3,698	$170	$11,347	$443

Employee Stock Purchase Plan

On April 14, 2022, the Company's board of directors approved, subject to stockholder approval, the Company's 2022 Employee Stock Purchase Plan (the "ESPP"), which was approved by stockholders on June 22, 2022. Under the ESPP, up to 250,000 shares of the Company's Class A common stock will be made available for purchase by eligible employees, who are entitled to purchase shares of common stock with accumulated payroll deductions. During the quarter and three quarters ended September 25, 2022, the Company has not issued any shares under the ESPP.

NOTE 11.    INCOME TAXES

In connection with the Transactions described in Note 1. Description Of Business, we became the sole managing member of Portillo's OpCo, and as a result, began consolidating the financial results of Portillo's OpCo. Portillo's OpCo is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Portillo's OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Portillo's OpCo is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. Beginning at the time of the IPO in 2021, we are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Portillo's OpCo subsequent to the IPO and Transactions, as well as any stand-alone income or loss generated by Portillo's Inc.

Income Tax Expense

The effective income tax rate for the quarter and three quarters ended September 25, 2022 was 23.9% and 19.5%. The Company’s annual effective tax rate differs from the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of OpCo’s earnings that are attributable to non-controlling interests and the valuation allowance recorded.

Secondary Offering

In the third quarter of 2022, in connection with the secondary offering previously discussed in Note 1. Description Of Business, 5,942,559 LLC interests were redeemed by the pre-IPO LLC Members for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of net assets of Portillo's OpCo subject to the provisions of the Tax Receivable Agreement. The Company recorded a deferred tax asset of $44.3 million and an additional TRA liability of $51.1 million. As of September 25, 2022, we estimated that our obligation for future payments under the TRA liability totaled $205.3 million. There were no amounts paid under the TRA for the quarter and three quarters ended September 25, 2022.

NOTE 12.    EARNINGS PER SHARE

Basic net earnings per share of Class A common stock is computed by dividing net income attributable to Portillo's Inc. by the weighted-average number of Class A common stock outstanding.

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

Diluted earnings per share is computed by dividing net income attributable to Portillo's Inc. by the weighted-average number of dilutive securities, using the treasury stock method.

The computations of basic and diluted earnings per share for the quarter and three quarters ended September 25, 2022 and September 26, 2021 are as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net income attributable to common unit holders	$3,198	$645	$14,504	$3,426
Net income attributable to non-controlling interests	1,606	—	7,607	—
Net income attributable to Portillo's Inc.	$1,592	$645	$6,897	$3,426

Shares:
Weighted-average number of common shares outstanding-basic	38,899	51,210	36,899	51,201
Dilutive share awards	3,726	371	3,887	368
Weighted-average number of common shares outstanding-diluted	42,625	51,582	40,786	51,569

Basic net income per share	$0.04	$0.01	$0.19	$0.07
Diluted net income per share	$0.04	$0.01	$0.17	$0.07
The following shares were excluded from the calculation of diluted earnings per share because they would be antidilutive (in thousands):

	Quarter Ended		Three Quarters Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Shares subject to performance conditions	1,862	319	1,862	319
Shares that were antidilutive	14	—	—	—
Total shares excluded from diluted income (loss) per share	1,876	319	1,862	319

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

NOTE 14.    RELATED PARTY TRANSACTIONS

As of both September 25, 2022 and December 26, 2021, the related parties’ receivables balance consisted of $0.4 million due from C&O, respectively, which is included in accounts receivable in the condensed consolidated balance sheets.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

Portillo's Inc. Form 10-Q | 20

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred the following Olo-related costs for the quarter and three quarters ended September 25, 2022 and September 26, 2021 (in thousands):

	Quarter Ended		Three Quarters Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Cost of goods sold, excluding depreciation and amortization	$566	$176	$1,449	$409
Other operating expenses	111	122	326	375
Net Olo-related costs	$677	$298	$1,775	$784

As of September 25, 2022 and December 26, 2021, $0.1 million and immaterial amounts, respectively, were payable to Olo.

Tax Receivable Agreement

As described in Note 1. Description Of Business, we entered into a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. There were no amounts paid under the TRA for the quarter and three quarters ended September 25, 2022.

(in thousands)	September 25, 2022	December 26, 2021
Tax receivable agreement liability	$205,287	$156,638

Secondary Offering

In the third quarter of 2022, in connection with the secondary offering previously discussed in Note 1. Description Of Business, we purchased LLC Units and shares of Class A common stock using the proceeds of the secondary offering at a price equal to the public offering price less the underwriting discounts and commissions from certain pre-IPO LLC Members, including from funds affiliated with Berkshire Partners LLC, which is our controlling stockholder that beneficially owns approximately 52.5% of the Company.

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

As of September 25, 2022, we owned and operated 71 Portillo’s restaurants across nine states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-Q | 22

Financial Highlights for the Quarter Ended September 25, 2022 vs. Quarter Ended September 26, 2021:

•Total revenue increased 9.5% or $13.1 million to $151.1 million;
•Same restaurant sales increased 5.8%;
•Operating income decreased $6.6 million to $10.6 million;
•Net income decreased $3.3 million to $3.2 million;
•Restaurant-Level Adjusted EBITDA* decreased $0.2 million to $34.1 million; and
•Adjusted EBITDA* decreased $2.6 million to $21.6 million.

Financial Highlights for the Three Quarters Ended September 25, 2022 vs. Three Quarters Ended September 26, 2021:

•Total revenue increased 10.1% or $40.2 million to $436.2 million;
•Same restaurant sales increased 5.2%;
•Operating income decreased $17.7 million to $34.8 million;
•Net income decreased $5.9 million to $14.5 million;
•Restaurant-Level Adjusted EBITDA* decreased $6.6 million to $100.5 million; and
•Adjusted EBITDA* decreased $8.4 million to $66.9 million.

* Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income and Restaurant-Level Adjusted EBITDA to operating income the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Recent Developments and Trends

We continue to see revenue growth due to our new restaurant openings, as well as same-restaurant sales growth. Total revenue grew 9.5% during the quarter ended September 25, 2022 and 10.1% for the three quarters ended September 25, 2022. Same-restaurant sales grew 5.8% during the quarter ended September 25, 2022, compared to 6.8% same-restaurant sales growth during the same quarter in 2021. Same-restaurant sales grew 5.2% and 10.6% for the three quarters ended September 25, 2022 and September 26, 2021, respectively.

During the quarter and three quarters ended September 25, 2022, we experienced significant commodity inflation, with the most impactful increases in beef and chicken prices. While we expect these commodity pressures to continue through the fourth quarter of fiscal 2022, we do not believe they will have a material impact to our long-term growth and profitability. Additionally, we experienced higher labor expenses during the quarter and three quarters ended September 25, 2022, compared to the same periods last year primarily due to additional wage investments made in June 2021 and the beginning of the third quarter of 2022, which combined with the expected commodity inflation, will continue to have an impact to Restaurant-Level Adjusted EBITDA Margin for the remainder of fiscal 2022. We are partially offsetting these expense increases through menu price increases and operational efficiencies. During the first and second quarters of 2022, we increased menu prices on certain items by approximately 1.5% and 3.5%, respectively. We have also increased menu prices on certain items during the fourth quarter of 2022 by approximately 3.0% to continue to combat inflationary cost pressures. As a result, Restaurant-Level Adjusted EBITDA Margin was 22.6% in the quarter ended September 25, 2022. Absent significant and prolonged COVID-19 relapses or global economic disruptions and through our continued efforts to elevate guest experiences and implement operational efficiencies, we believe the strength of our brand will deliver consistent, long-term growth.

Development Highlights

Two new restaurants were opened during the three quarters ended September 25, 2022. The opening of these restaurants brings the total restaurant count to 71 as of September 25, 2022, including a restaurant owned by C&O of which Portillo’s owns 50% of the equity.

Location	Opening Date
Joliet, Illinois	February 2022
St. Petersburg, Florida	April 2022

Portillo's Inc. Form 10-Q | 23

Consolidated Results of Operations

The following table summarizes our results of operations for the quarter and three quarters ended September 25, 2022 and September 26, 2021 (in thousands):

	Quarter Ended				Three Quarters Ended
	September 25, 2022		September 26, 2021		September 25, 2022		September 26, 2021
REVENUES, NET	$151,121	100.0%	$138,003	100.0%	$436,226	100.0%	$396,044	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Cost of goods sold, excluding depreciation and amortization	53,374	35.3%	44,285	32.1%	151,414	34.7%	121,465	30.7%
Labor	39,133	25.9%	36,921	26.8%	114,352	26.2%	102,433	25.9%
Occupancy	7,644	5.1%	7,000	5.1%	22,778	5.2%	20,890	5.3%
Other operating expenses	16,882	11.2%	15,554	11.3%	47,225	10.8%	44,187	11.2%
Total restaurant operating expenses	117,033	77.4%	103,760	75.2%	335,769	77.0%	288,975	73.0%
General and administrative expenses	18,059	12.0%	11,750	8.5%	49,185	11.3%	35,755	9.0%
Pre-opening expenses	791	0.5%	347	0.3%	1,770	0.4%	2,307	0.6%
Depreciation and amortization	5,289	3.5%	5,516	4.0%	15,803	3.6%	18,225	4.6%
Net income attributable to equity method investment	(409)	(0.3)%	(292)	(0.2)%	(807)	(0.2)%	(651)	(0.2)%
Other income, net	(228)	(0.2)%	(292)	(0.2)%	(333)	(0.1)%	(1,095)	(0.3)%
OPERATING INCOME	10,586	7.0%	17,214	12.5%	34,839	8.0%	52,528	13.3%
Interest expense	7,090	4.7%	10,683	7.7%	19,286	4.4%	32,124	8.1%
Tax Receivable Agreement Liability adjustment	(708)	(0.5)%	—	—%	(2,462)	(0.6)%	—	—%
INCOME BEFORE INCOME TAXES	4,204	2.8%	6,531	4.7%	18,015	4.1%	20,404	5.2%
Income tax expense	1,006	0.7%	—	—%	3,511	0.8%	—	—%
NET INCOME	3,198	2.1%	6,531	4.7%	14,504	3.3%	20,404	5.2%
Less: Redeemable preferred units accretion	—	—%	(5,886)	(4.3)%	—	—%	(16,978)	(4.3)%
NET INCOME ATTRIBUTABLE TO COMMON HOLDERS	3,198	2.1%	645	0.5%	14,504	3.3%	3,426	0.9%
Net income attributable to non-controlling interests	1,606	1.1%	—	—%	7,607	1.7%	—	—%
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$1,592	1.1%	$645	0.5%	$6,897	1.6%	$3,426	0.9%

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

Revenues for the quarter ended September 25, 2022 were $151.1 million compared to $138.0 million for the quarter ended September 26, 2021, an increase of $13.1 million or 9.5%. The increase in revenues was primarily attributed to the opening of two new restaurants in the fourth quarter of 2021 and two new restaurants during the three quarters ended September 25, 2022, combined with an increase in our same-restaurant sales. The new restaurants positively impacted revenues by approximately $5.8 million in the quarter ended September 25, 2022. Same-restaurant sales increased 5.8% during the third quarter ended September 25, 2022, which was attributable to an increase in average check of 6.3% and a 2.8% impact from the change in recording third-party delivery pricing, offset by a 3.3% decline in transactions. The higher average check was driven by an approximate 8.2% increase in certain menu prices partially offset by lower items sold per transaction. For the purpose of calculating same-restaurant sales for September 25, 2022, sales for 61 restaurants were included in the Comparable Restaurant Base (as defined in "Selected Operating Data" below) versus 60 as of the quarter ended September 26, 2021.

Revenues for the three quarters ended September 25, 2022 were $436.2 million compared to $396.0 million for the three quarters ended September 26, 2021, an increase of $40.2 million or 10.1%. The increase in revenues was primarily attributed to the opening of five new restaurants in 2021 and two new restaurants during the three quarters ended September 25, 2022 combined with an increase in our same-restaurant sales. The new restaurants positively impacted revenues by approximately $20.8 million in the three quarters ended September 25, 2022. Same-restaurant sales increased 5.2% during the three quarters ended September 25, 2022, which was attributable to an increase in average check of 6.1% and a 2.8% impact from the change in recording third-party delivery pricing, offset by a 3.7% decline in transactions. The higher average check was primarily driven by an approximate 7.4% increase in menu prices partially offset by lower items sold per transaction. We increased menu prices approximately 1.5% in the first quarter of 2022, and approximately 3.5% during the second quarter of 2022. We increased menu prices on certain items during the fourth quarter of 2022 by approximately 3.0% to continue to combat inflationary cost pressures. For the purpose of calculating same-restaurant sales for September 25, 2022, sales for 61 restaurants were included in the Comparable Restaurant Base (as defined in "Selected Operating Data" below) versus 60 as of the quarter ended September 26, 2021.

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

Cost of goods sold, excluding depreciation and amortization for the quarter ended September 25, 2022 was $53.4 million compared to $44.3 million for the quarter ended September 26, 2021, an increase of $9.1 million or 20.5%. This increase was primarily driven by a 15.4% increase in commodity prices, with the largest impacts in beef and chicken prices; the impact of how the Company records third-party delivery menu prices; and the opening of two new restaurants in the fourth quarter of 2021 and two new restaurants during the three quarters ended September 25, 2022. As a percentage of revenues net, cost of goods sold, excluding depreciation and amortization increased 3.2% during the quarter ended September 25, 2022. The increase was primarily due to an increase in commodity prices and the impact of how the Company records third-party delivery menu prices, partially offset by an increase in our average check.

Portillo's Inc. Form 10-Q | 25

Cost of goods sold, excluding depreciation and amortization for the three quarters ended September 25, 2022 was $151.4 million compared to $121.5 million for the three quarters ended September 26, 2021, an increase of $29.9 million or 24.7%. This increase was primarily driven by a 15.4% increase in commodity prices, with the largest impacts in beef, chicken, and pork prices; the impact of how the Company records third-party delivery menu prices; and the opening of five new restaurants in 2021 and two new restaurants during the three quarters ended September 25, 2022. As a percentage of revenues, net, cost of goods sold, excluding depreciation and amortization increased 4.0% during the three quarters ended September 25, 2022. The increase was primarily due to an increase in commodity prices and the impact of how the Company records third-party delivery menu prices, partially offset by an increase in our average check.

Labor Expenses

Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the quarter ended September 25, 2022 were $39.1 million compared to $36.9 million for the quarter ended September 26, 2021, an increase of $2.2 million or 6.0%. This increase was primarily driven by incremental investments to support our team members, including rate increases primarily made in July 2022, higher equity-based compensation, and the opening of two new restaurants in the fourth quarter of 2021 and two new restaurants during the three quarters ended September 25, 2022. These increases were partially offset by operational efficiencies and lower variable-based compensation. As a percentage of revenues, net, labor decreased 0.9% due primarily to an increase in our average check, operational efficiencies and lower variable-based compensation, partially offset by the aforementioned incremental rate increases to support our team members.

Labor expenses for the three quarters ended September 25, 2022 were $114.4 million compared to $102.4 million for the three quarters ended September 26, 2021, an increase of $11.9 million or 11.6%. This increase was primarily driven by incremental investments to support our team members, including rate increases primarily made in June 2021 and July 2022, higher equity-based compensation, and the opening of five new restaurants in 2021 and two new restaurants during the three quarters ended September 25, 2022. These increases were partially offset by operational efficiencies and lower variable-based compensation. As a percentage of revenues, net, labor increased 0.3% due primarily to the aforementioned incremental hourly rate increases to support our team members, partially offset by an increase in our average check, operational efficiencies, and lower variable-based compensation.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance, common area expenses and property taxes.

Occupancy expenses for the quarter ended September 25, 2022 were $7.6 million compared to $7.0 million for the quarter ended September 26, 2021, an increase of $0.6 million or 9.2%, primarily driven by the opening of two new restaurants in the fourth quarter of 2021 and two new restaurants during the three quarters ended September 25, 2022.

Occupancy expenses for the three quarters ended September 25, 2022 were $22.8 million compared to $20.9 million for the three quarters ended September 26, 2021, an increase of $1.9 million or 9.0%, primarily driven by the opening of five new restaurants in 2021 and two new restaurants during the three quarters ended September 25, 2022.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other operating expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the quarter ended September 25, 2022 were $16.9 million compared to $15.6 million for the quarter ended September 26, 2021, an increase of $1.3 million or 8.5%, primarily driven by the opening of two new restaurants in the fourth quarter of 2021 and two new restaurants during the three quarters ended September 25, 2022, as well as an increase in repair and maintenance expenses and utilities, offset by a decrease in operating supplies.

Portillo's Inc. Form 10-Q | 26

Other operating expenses for the three quarters ended September 25, 2022 were $47.2 million compared to $44.2 million for the three quarters ended September 26, 2021, an increase of $3.0 million or 6.9%, primarily driven by the opening of five new restaurants in 2021 and two new restaurants during the three quarters ended September 25, 2022, as well as an increase in repair and maintenance expenses and utilities, offset by a decrease in travel and uniform costs.

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

General and administrative expenses for the quarter ended September 25, 2022 were $18.1 million compared to $11.8 million for the quarter ended September 26, 2021, an increase of $6.3 million or 53.7%. This increase was primarily driven by increases in equity-based compensation of $3.2 million, insurance of $0.7 million, transaction-related fees and expenses, consisting primarily of certain professional fees of $0.6 million, and software licensing fees.

General and administrative expenses for the three quarters ended September 25, 2022 were $49.2 million compared to $35.8 million for the three quarters ended September 26, 2021, an increase of $13.4 million or 37.6%. This increase was primarily driven by an increase in equity-based compensation of $9.9 million, insurance of $2.1 million, transaction-related fees and expenses, consisting primarily of certain professional fees of $1.3 million, and software licensing fees, partially offset by a decrease in variable-based compensation expense.

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

Pre-opening expenses for the quarter ended September 25, 2022 were $0.8 million compared to $0.3 million for the quarter ended September 26, 2021, an increase of $0.4 million or 128.0%. The increase was due to preparation for the planned restaurant openings in the fourth quarter.

Pre-opening expenses for the three quarters ended September 25, 2022 were $1.8 million compared to $2.3 million for the three quarters ended September 26, 2021, a decrease of $0.5 million or 23.3%. This decrease was due to the timing and geographic location of restaurant openings in the first three quarters of 2022 versus 2021.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for the quarter ended September 25, 2022 was $5.3 million compared to $5.5 million for the quarter ended September 26, 2021, a decrease of $0.2 million or 4.1%. This decrease was primarily attributable to an expired non-compete intangible asset, partially offset by incremental depreciation of capital expenditures related to the opening of two new restaurants in the fourth quarter of 2021 and two new restaurants during the three quarters ended September 25, 2022.

Depreciation and amortization expense for the three quarters ended September 25, 2022 was $15.8 million compared to $18.2 million for the three quarters ended September 26, 2021, a decrease of $2.4 million or 13.3%. This decrease was primarily attributable to an expired non-compete intangible asset, partially offset by incremental depreciation of capital expenditures related to the opening of five new restaurants in 2021 and two new restaurants during the three quarters ended September 25, 2022.

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

Net income attributable to equity method investment for the quarter ended September 25, 2022 was $0.4 million compared to $0.3 million for the quarter ended September 26, 2021. This increase was primarily driven by increased revenue, which is attributable to an increase in average check.

Net income attributable to equity method investment for the three quarters ended September 25, 2022 was $0.8 million compared to $0.7 million for the three quarters ended September 26, 2021. This increase was primarily driven by increased revenue, which is attributable to an increase in average check.

Other Income, Net

Other income, net includes among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains or losses on asset disposals.

Other income, net for the quarter ended September 25, 2022 was $0.2 million compared to $0.3 million for the quarter ended September 26, 2021, a decrease of $0.1 million or 21.9%. This decrease was primarily due to an increase in losses on asset disposals.

Other income, net for the three quarters ended September 25, 2022 was $0.3 million compared to $1.1 million for the three quarters ended September 26, 2021, a decrease of $0.8 million or 69.6%. This decrease was primarily due to an increase in trading losses in the rabbi trust used to fund our deferred compensation plan.

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for the quarter ended September 25, 2022 was $7.1 million compared to $10.7 million for the quarter ended September 26, 2021, a decrease of $3.6 million or 33.6%. This decrease was primarily driven by the payoff of the Second Term B-3 Loans with the use of IPO proceeds during the year ended December 26, 2021 and decreased borrowings on the First Lien Term B-3 Loans during the quarter ended September 25, 2022. This decrease was partially offset by $0.9 million of additional interest expense on the First Lien Term B-3 Loans due to an increased interest rate. There were no outstanding borrowings under the Revolving Facility during the quarter ended September 25, 2022 or September 26, 2021.

Interest expense for the three quarters ended September 25, 2022 was $19.3 million compared to $32.1 million for the three quarters ended September 26, 2021, a decrease of $12.8 million or 40.0%. This decrease was primarily driven by the payoff of the Second Term B-3 Loans with the use of IPO proceeds during the year ended December 26, 2021 and decreased borrowings on the First Lien Term B-3 Loans during the quarter ended September 25, 2022. This decrease was partially offset by $0.8 million of additional interest expense on the First Lien Term B-3 Loans due to an increased interest rate. There were no outstanding borrowings under the Revolving Facility during the three quarters ended September 25, 2022 or September 26, 2021.

Tax Receivable Agreement Liability Adjustment

In connection with the IPO, we entered into a Tax Receivable Agreement liability with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

Portillo's Inc. Form 10-Q | 28

The tax receivable agreement liability adjustment was $0.7 million for the quarter ended September 25, 2022 and $2.5 million for the three quarters ended September 25, 2022 related to a remeasurement primarily due to option exercises. There was no tax receivable agreement liability adjustment for the quarter or three quarters ended September 26, 2021.

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

Income tax expense for the quarter ended September 25, 2022 was $1.0 million. Our effective income tax rate for the quarter ended September 25, 2022 was 23.9%. There was no income tax expense for the quarter ended September 26, 2021.

Income tax expense for the three quarters ended September 25, 2022 was $3.5 million. Our effective income tax rate for the three quarters ended September 25, 2022 was 19.5%. There was no income tax expense for the three quarters ended September 26, 2021.

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

Net income attributable to non-controlling interests for the quarter ended September 25, 2022 was $1.6 million. There was no such income for the quarter ended September 26, 2021.

Net income attributable to non-controlling interests for the three quarters ended September 25, 2022 was $7.6 million. There was no such income for the three quarters ended September 26, 2021.

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

	Quarter Ended		Three Quarters Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Total Restaurants (a)	71	67	71	67
AUV (in millions) (a)	N/A	N/A	$8.4	$8.0
Change in same-restaurant sales (b)	5.8%	6.8%	5.2%	10.6%
Adjusted EBITDA (in thousands)	$21,620	$24,202	$66,864	$75,276
Adjusted EBITDA Margin	14.3%	17.5%	15.3%	19.0%
Restaurant-Level Adjusted EBITDA (in thousands)	$34,088	$34,243	$100,457	$107,069
Restaurant-Level Adjusted EBITDA Margin	22.6%	24.8%	23.0%	27.0%
(a) Includes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity, as described in Note 2. Summary Of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements. AUVs for the quarters ended September 25, 2022 and September 26, 2021 represent AUVs for the twelve months ended September 25, 2022 and September 26, 2021, respectively.
(b) Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). For the three quarters ended September 25, 2022 and September 26, 2021, there were 61 and 60 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity, as described in Note 2. Summary Of Significant Accounting Policies in the notes to the unaudited condensed consolidated financial statements.

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

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended		Three Quarters Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net income	$3,198	$6,531	$14,504	$20,404
Depreciation and amortization	5,289	5,516	15,803	18,225
Interest expense	7,090	10,683	19,286	32,124
Income tax expense	1,006	—	3,511	—
EBITDA	16,583	22,730	53,104	70,753
Deferred rent (1)	1,053	781	2,999	2,375
Equity-based compensation	3,698	169	11,347	443
Consulting fees (2)	—	168	—	1,168
Other loss (3)	114	25	239	157
Transaction-related fees & expenses (4)	880	329	1,637	380
Tax Receivable Agreement liability adjustment (5)	(708)	—	(2,462)	—
Adjusted EBITDA	$21,620	$24,202	$66,864	$75,276
Adjusted EBITDA Margin	14.3%	17.5%	15.3%	19.0%
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
(5) Represents remeasurement of the Tax Receivable Agreement liability.

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

Portillo's Inc. Form 10-Q | 31

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended		Three Quarters Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Operating income	$10,586	$17,214	$34,839	$52,528
Plus:
General and administrative expenses	18,059	11,750	49,185	35,755
Pre-opening expenses	791	347	1,770	2,307
Depreciation and amortization	5,289	5,516	15,803	18,225
Net income attributable to equity method investment	(409)	(292)	(807)	(651)
Other loss (income), net	(228)	(292)	(333)	(1,095)
Restaurant-Level Adjusted EBITDA	$34,088	$34,243	$100,457	$107,069
Restaurant-Level Adjusted EBITDA Margin	22.6%	24.8%	23.0%	27.0%

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Facility. As of September 25, 2022, we maintained a cash and cash equivalents and restricted cash balance of $46.7 million and had $45.0 million of availability under our Revolver, after giving effect to $5.0 million in outstanding letters of credit.

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

Initial Public Offering

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

Portillo's Inc. Form 10-Q | 32

Secondary Offering

In the third quarter of 2022, the Company completed a secondary offering of 8,066,458 shares (including 66,458 shares sold to the underwriters pursuant to their overallotment option) of the Company's Class A common stock at an offering price of $23.75 per share. All of the shares sold in the offering represented shares owned by pre-IPO LLC Members directly or indirectly through the Blocker Companies. The Company did not receive any proceeds from the sale of shares of Class A common stock, but rather used the net proceeds to purchase shares and LLC Units, as applicable, from the pre-IPO LLC Members.

Tax Receivable Agreement

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

As of September 25, 2022, we estimate that our obligation for future payments under the TRA totaled $205.3 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $241.5 million as of September 25, 2022. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $205.3 million, primarily over the next 15 years, substantially declining in year 16 through year 47.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities:

(in thousands)	Three Quarters Ended
	September 25, 2022	September 26, 2021
Net cash provided by operating activities	$38,969	$39,891
Net cash used in investing activities	(29,968)	(27,764)
Net cash used in financing activities	(1,542)	(4,002)
Net increase in cash and cash equivalents and restricted cash	7,459	8,125
Cash and cash equivalents and restricted cash at beginning of period	39,263	41,432
Cash and cash equivalents and restricted cash at end of period	$46,722	$49,557
Operating Activities

Net cash provided by operating activities for the three quarters ended September 25, 2022 was $39.0 million compared to net cash provided by operating activities of $39.9 million for the three quarters ended September 26, 2021, a decrease of $0.9 million or 2.3%. This decrease was primarily driven by lower net income of $5.9 million, the change in operating assets and liabilities of $3.8 million and partially offset by the change in non-cash items of $8.8 million.

Portillo's Inc. Form 10-Q | 33

The $3.8 million change in our operating asset and liability balances was primarily driven by operating assets and liabilities being a use of net cash of $8.3 million in the three quarters ended September 25, 2022, compared to a use of net cash of $4.4 million in three quarters ended September 26, 2021 driven by the change in trade receivables, accounts payable, and accrued expenses and other liabilities in the three quarters ended September 25, 2022. The $8.8 million change from the three quarters ended September 25, 2022 in non-cash charges is primarily attributable to equity-based compensation, offset by a decrease in depreciation and amortization.

Investing Activities

Net cash used in investing activities was $30.0 million for the three quarters ended September 25, 2022 compared to $27.8 million for the three quarters ended September 26, 2021, an increase of $2.2 million or 7.9%. This increase was primarily due to the timing and number of restaurant openings in 2022 compared to the timing and number of restaurant openings in 2021.

Financing Activities

Net cash used in financing activities was $1.5 million for the three quarters ended September 25, 2022 compared to net cash used in financing activities of $4.0 million for the three quarters ended September 26, 2021, a decrease of $2.5 million or 61.5%. This decrease is primarily due to a decrease in payment of initial public offering costs of $1.3 million and proceeds from stock option exercises of $1.7 million.

Revolving Facility and Liens

We maintain a Revolving Facility that provides for a revolving total commitment amount of $50.0 million. The Revolving Facility will mature and all amounts outstanding will be due and payable in June 2024. The Revolving Facility permits the issuance of letters of credit upon our request.

As of September 25, 2022, there were no borrowings outstanding under the Revolving Facility. We had $45.0 million of availability, as of September 25, 2022, after giving effect to $5.0 million in outstanding letters of credit.

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

The Borrower is subject to certain financial and reporting covenants pursuant to the terms of the First Lien Credit Agreement. These covenants are customary for these types of debt agreements. As of September 25, 2022, the Company was in compliance with all covenants.

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

Portillo's Inc. Form 10-Q | 34

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

Portillo's Inc. Form 10-Q | 35

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Portillo's Inc. Form 10-Q | 36

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Secondary Offering

In the third quarter of 2022, the Company completed a secondary offering of 8,066,458 shares (including 66,458 shares sold to the underwriters pursuant to their overallotment option) of the Company's Class A common stock at an offering price of $23.75 per share. We used all of the net proceeds from the secondary offering to purchase LLC Units from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. The shares sold in the offering represented (i) 2,123,899 existing shares of Class A common stock held by the pre-IPO LLC Members and (ii) 5,942,559 newly-issued shares of Class A common stock issued in connection with the redemption of 5,942,559 LLC interests by the pre-IPO LLC Members. In connection with the redemption, 5,942,559 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 5,942,559 newly-issued LLC interests, increasing the Company's total ownership interest in Portillo's OpCo.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Portillo's Inc. Form 10-Q | 37

Item 6. Exhibits.

Exhibit Number	Description	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Portillo's Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
3.2	Amended and Restated Bylaws of Portillo’s Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
10.1	Form of Stock and Unit Purchase Agreement by and among Portillo’s Inc. and the parties named therein (incorporated by reference to the Company's Registration Statement on S-1 filed on August 8, 2022)
31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith
†    Indicates a management contract or compensatory plan or agreement

Portillo's Inc. Form 10-Q | 38

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: November 3, 2022	By:	/s/ Michael Osanloo
Michael Osanloo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Portillo's Inc. Form 10-Q | 39