Form 10-K
period 2022-12-25
Portillo's Inc.
filed 2023-03-02
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 25, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐     Yes     ☐     No
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).
☐     Yes     ☐     No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐     Yes     ☒     No

The aggregate market value of the common stock held by non-affiliates of the registrant on June 24, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's Class A common stock as reported by The Nasdaq Stock Market on that date, was approximately $399,670,028. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 23, 2023, there were 48,541,285 shares of the registrant's Class A common stock, par value $0.01 per share, issued and outstanding.

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein, including, but not limited to: the potential future impact of COVID-19 (including any variant) on our results of operations, supply chain or liquidity; risks related to or arising from our organizational structure; risks of food-borne illness and food safety and other health concerns about our food; risks associated with our reliance on certain information technology systems and potential failures or interruptions; privacy and cyber security risks related to our digital ordering and payment platforms for our delivery business; the impact of competition, including from our competitors in the restaurant industry or our own restaurants; the increasingly competitive labor market and our ability to attract and retain the best talent and qualified employees; the impact of federal, state or local government regulations relating to privacy, data protection, advertising and consumer protection, building and zoning requirements, costs or ability to open new restaurants, or sale of food and alcoholic beverage control regulations; our ability to achieve our growth strategy, such as the availability of suitable new restaurant sites in existing and new markets and the opening of new restaurants at the anticipated rate and on the anticipated timeline; increases in food and other operating costs, tariffs and import taxes, and supply shortages; and certain other risk factors identified in Part I, Item 1A of this Form 10-K.

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

Portillo's Inc. Form 10-K | 1

PART I
ITEM 1.     BUSINESS

Portillo’s Inc. (the “Company") was formed and incorporated as a Delaware corporation on June 8, 2021. The Company was formed for the purpose of completing an initial public offering in October 2021 ("IPO") and related reorganization transactions (collectively, the "Transactions”) in order to carry on the business of PHD Group Holdings LLC and its subsidiaries (“Portillo’s OpCo”). Following the consummation of the Transactions on October 20, 2021, the Company became the sole managing member of Portillo’s OpCo, and as sole managing member, the Company operates and controls all of the business and affairs of Portillo's OpCo. As a result, the Company consolidates the financial results of Portillo's OpCo and reports a non-controlling interest representing the economic interest in Portillo's OpCo held by the other members of Portillo's OpCo (the "pre-IPO LLC Members"). Unless the context otherwise requires, references to "we," "us," "our," "Portillo's," the "Company" and other similar references refer to Portillo's Inc. and its subsidiaries, including Portillo’s OpCo.

Initial Public Offering and the Transactions

The Company's registration statement on Form S-1, as amended (Registration No. 333-259810), related to its IPO was declared effective October 20, 2021, and the Company's Class A common stock began trading on the Nasdaq Global Select Market ("Nasdaq") under the symbol "PTLO" on October 21, 2021. On October 25, 2021, the Company completed its IPO of 23,310,810 shares of the Company's Class A common stock (including 3,040,540 shares sold to the underwriters pursuant to their overallotment option) at an offering price of $20.00 per share. The Company received aggregate net proceeds of approximately $430.0 million after deducting underwriting discounts and commissions of $29.1 million and other offering expenses of approximately $7.1 million.

In connection with the IPO, we completed the following:

•We amended and restated the limited liability company agreement of Portillo’s OpCo ("Amended LLC Agreement") to, among other things, convert all outstanding equity interests (except for those redeemable preferred units which were redeemed in connection with the IPO) into LLC Units.

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

•We amended and restated our certificate of incorporation to authorize the issuance of two series of common stock: Class A common stock and Class B common stock. Each share of Class A common stock and Class B common stock entitles its holder to one vote per share on all matters submitted to a vote of our shareholders. The Class B common stock is not entitled to economic interests in Portillo’s Inc.

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

Secondary Offerings

In the third quarter and fourth quarter of 2022, the Company completed two secondary offerings of 8,066,458 shares (including 66,458 shares sold to the underwriters pursuant to their overallotment option) and 8,000,000 shares, respectively, of the Company's Class A common stock at an offering price of $23.75 and $22.69, respectively, per share. We used all of the net proceeds from the secondary offerings to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

As of December 25, 2022, the Company owned 67.0% of Portillo's OpCo and the pre-IPO LLC Members owned the remaining 33.0% of Portillo's OpCo.

See the consolidated financial statements included in Part II, Item 8 "Financial Statements And Supplementary Data" for more information about the above-mentioned transactions.

New Credit Agreement

On February 2, 2023, PHD Intermediate LLC, a Delaware limited liability company (“Holdings”), Portillo’s Holdings, LLC, a Delaware limited liability company (the “Borrower”), the other Guarantors party thereto from time to time, each lender party thereto from time to time and Fifth Third Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender entered into a Credit Agreement (“New Credit Agreement”) which provides for a Term A Loan ("Term Loan") in an initial aggregate principal amount of $300.0 million and initial Revolving Credit Commitments in an initial aggregate principal amount of $100.0 million (the “New Revolver Facility”). The proceeds under the Term Loan and New Revolver Facility, along with cash on hand, were used to repay outstanding indebtedness under the First Lien Credit Agreement and to pay related transaction expenses. The Term Loan and New Revolver Facility are scheduled to mature on February 2, 2028. The Company anticipates using the remainder of the loan proceeds for general corporate purposes and working capital needs.

Overview of Portillo's

Portillo’s serves iconic Chicago street food through high-energy, multichannel restaurants designed to ignite the senses and create a memorable dining experience. Since our founding in 1963 in a small trailer that Dick Portillo called “The Dog House,” we have grown to become a treasured brand with a passionate (some might say obsessed) nationwide following. Our diverse menu features all-American favorites such as Chicago-style hot dogs and sausages, Italian beef sandwiches, char-grilled burgers, chopped salads, crinkle-cut french fries, homemade chocolate cake and signature chocolate cake shake. We create a consumer experience like no other by combining the best attributes of fast-casual and quick-service concepts with an exciting energy-filled atmosphere and restaurant model capable of generating tremendous volumes. Nearly all of our restaurants were built with double lane drive-thrus and have been thoughtfully designed with a layout that accommodates a variety of access modes including dine-in, carryout, delivery and catering in order to quickly and efficiently serve our guests. No matter how our guests order from us, our highly productive kitchens and team members consistently serve high-quality food and deliver a memorable guest experience. We believe the combination of our craveable food, multichannel sales model, dedication to operational excellence, and a distinctive culture driven by our team members gives us a competitive advantage.

As of December 25, 2022, we owned and operated 72 restaurants across nine states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which we own 50% of the equity.

Our Story

We relish the opportunity to create lifelong memories by igniting the senses with unrivaled food and experiences.

An Iconic and Beloved Brand with Obsessed, Lifelong Fans. We capture the hearts, minds and stomachs of our guests with every meal. Our menu features something for everyone and appeals to a broad demographic, which enables our restaurants to thrive across diverse trade areas and generate strong and balanced volumes across multiple dayparts, weekdays and occasions. Our new restaurant openings draw massive crowds of passionate fans with lines stretching around the block.

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

Our dining areas evoke nostalgia and local influences. No two Portillo’s are alike. Each of our restaurants has its own themed décor, ranging from a 1930’s prohibition motif to a 1950’s jukebox, to a 1960’s hippie bus. The period music ties to the theme, from ragtime to doo wop to disco. No detail is too small, be it lighting, signage or even the stars subtly sparkling on the ceiling. Each restaurant also draws design elements from the community. The layouts create spaces comfortable for individual diners, families, large groups, and even wedding parties.

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

Menu Innovation. Our primary strategy for menu innovation is to drive traffic through truly craveable foods that can be made with a Portillo’s spin. New menu items are introduced when we believe they will offer superior guest satisfaction and typically coincide with the removal of an existing menu item to ensure a manageable menu size, so that our team members can maintain the operational efficiency that enables our high volumes and consistently high quality offerings. Recent examples of new menu items include our Spicy Chicken Sandwich featuring our proprietary spicy giardiniera sauce, launched in 2021, and the Plant-based Garden Dog, launched in 2022.

Our Sales Channels

Our restaurants are thoughtfully designed for both their variety of access modes and the overall guest experience.

Drive-Thru. Our restaurants are built with double lane drive-thrus staffed with engaging attendants that ensure a pleasant and efficient experience with all food made to order. We also have locations that feature three drive-thru lanes, including one specifically for pickup of advanced orders placed on our app or website.

Dine-In. Our restaurant dining rooms are elaborately decorated with timeless, nostalgic designs inspired by the local community. Our dining areas feature a variety of flexible seating arrangements designed to accommodate single diners, couples, families and large groups. Guests dining in our restaurants wait in an ordering line to place their order and walk up to a designated pick-up area when their order is called.

Carryout. Guests placing a carryout order can order online or through our app. They have the option to walk into the restaurant to pick up their order at our service counter.

Delivery. We have established partnerships with multiple third-party delivery providers and have added in-house delivery capability to fulfill larger orders through our team members.

Catering Offerings. Our catering offerings include buffet-style packages of our ready-to-eat favorites like Italian beef, sausages and meatballs, gourmet salads, pastas and whole cakes. We also sell “Take & Make” offerings – a series of catering items and packages designed for convenient, at-home preparation by our guests. For impromptu gatherings we offer “Fast Packs,” which are convenient packages of eight of our most popular sandwiches, prewrapped and ready to top, which can be prepared and delivered quickly.

Direct Shipping Offerings. Our direct shipping offerings include some of our most popular menu items, including Italian beef (8 sandwich or 20 sandwich pack), Chicago-style hot dogs (10 or 50 pack), sausages, chocolate cake and tamales.

Our Growth Strategies

Expand Our Restaurant Base. We are in the early stages of our nationwide growth with 72 locations across nine states as of December 25, 2022, including C&O. Since 2015, we have opened new restaurants at a compounded annual growth rate of approximately 8.3%. Over the long term, we aim to increase our number of restaurants by approximately 10% annually. Our near-term restaurant growth strategy is focused on leveraging our proven unit economic model primarily in markets outside Chicagoland with favorable macro-economic tailwinds where we already have a presence. We will also add select new restaurants in the Chicagoland market.

Increase Our Same-Restaurant Sales. We aim to continue delivering an outstanding value proposition to our guests and enhance our experience to grow our volumes. We believe the following initiatives will drive same-restaurant sales growth.

•Deliver a Consistently Outstanding Guest Experience at an Incredible Everyday Value. Our relentless focus on operational excellence enables us to drive significant throughput in our restaurants, provide a one-of-a-kind experience and a compelling everyday value proposition to our guests and thereby drive increased customer trial and frequency.
•Purposeful Menu Enhancements. We are constantly studying ways to further enhance our existing offerings while thoughtfully adding new high-quality items. We are also disciplined in maintaining the number of options on our menu, while ensuring consistency in execution, and maintaining the breadth that helps drive our industry-leading volumes. When a new item earns its way onto our menu, we often replace an existing item to maintain our operational efficiency. We believe this purposeful enhancement drives increased guest frequency and reinforces our everyday value proposition that is key to our success.
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
•Enhance Our Off-Premises Guest Experience. We have always been committed to providing our guests with our delicious food, however and whenever they want it.

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

Our Team – Human Capital Management

Our team member base, as of December 25, 2022, consisted of 8,040 team members. This included 171 Restaurant Support Center (“RSC”) team members, 295 restaurant managers, assistant general managers, and general managers, and 7,489 restaurant hourly team members in positions such as crew chief, training lead, food production and guest services. We also have 73 hourly team members and 12 managers and above at our commissaries. Our team members are not covered by any collective bargaining agreements.

Our executives have extensive experience in the restaurant industry. In August 2022, we hired an industry real estate and development executive who comes to Portillo’s with achievements in scaling people, process, and systems in large organizations.

Our Board of Directors and Board committees provide oversight on certain human capital programs. The Compensation Committee, with input from management and a third-party compensation consultant who provides benchmarked data, has responsibility for administering and approving compensation, including our incentive and equity-based plans for executive officers. We discuss talent and succession plans annually for key positions and levels including the executive team.

Values-Driven, People-Centered Culture. In 2022, Portillo’s was selected by QSR Magazine as one of the Best Brands to Work For. In addition, we received a Best in Biz Award in the 'Best Place to Work' category. We believe this is attributed to our conviction that our People are the Heart of Portillo’s. We hire and train great people who can turn their obsession for our brand into a profession. Our team members are passionate about our food, love our guests, and call their teammates “family.” And that family is both diverse and inclusive. We strive to foster a sense of individuality, safety, support, belonging and fairness through inclusive practices in talent acquisition, talent management, total rewards and learning and development.

This people-centric culture is centered on working together to create a fun, energetic atmosphere while living our values:

“Family” – We work together to make everyone feel at home, and we step up when someone needs help.

“Greatness” – We are obsessed with being the best and work hard to continuously improve. Our greatness is rooted in Quality, Service, Attitude and Cleanliness (“QSAC”).

“Energy” – We move with urgency and passion, while maintaining attention to detail.

“Fun” – We entertain our guests, we connect authentically, and we make each other smile.

These values extend beyond our restaurants, to every Portillo's team member.

Living these values enforces the culture we’re proud to have built. It’s why we are passionate about attracting and selecting team members who are aligned with our purpose and values, as well as why we established an employee value proposition centered around culture. It’s also why our team members are our best ambassadors and why we’ve seen success with our referral program. Our culture results in top quartile industry retention for management and hourly team members.

Leadership Development. We provide a full spectrum of resources, from skill building to leadership development, at every level in the organization. Our philosophy is to develop people to be ready before a position is open, as opposed to waiting for a position to be open and then training them. We view this investment as fundamental to our growth, building a pipeline of leaders for our future. In 2022, more than 80% of our leadership openings were filled internally.

We are committed to continuing education and providing ways for individuals to build their talents. In 2022, Portillo’s invested in LinkedIn Learning for all hourly Crew Chiefs, Restaurant Management, Commissary Team Members and RSC Team Members. This initiative allows us to give additional learning and development opportunities above and beyond job skills or initial leadership development. We have also partnered with Better Up Coaching to give our leaders feedback and opportunities for personal growth.

To ensure everyone has access to our leadership program, we continue to hold quarterly career interest days in all markets, where interested team members hear about opportunities within the company and how to apply for development programs. In addition, we work with team members and managers to build individual development plans with training and experiences, and we hold regularly scheduled development programs throughout the year for each level of leadership. Further, we hold bi-annual talent and succession planning to identify and support individuals with career pathing and development opportunities. In 2022, we also leveraged our training lead program to provide a dedicated team member in each restaurant to oversee station and new initiative training.

Engagement & Experience. We believe in our team members having a voice to share their ideas, feedback and contribute to organizational success. We continue to partner with Gallup to implement our EverEngaged survey to gather, listen to and act on the team members’ feedback. Our engagement overall score improved in a year where the overall national score declined. Our engagement results for our multi-unit and general managers were in the top quartile scores. Our team members reflected that they know what is expected of them at work and strongly agree they have what they need to do their jobs. These are both foundational to an individual’s engagement and success. We will conduct this survey annually to measure improvement and areas of focus. In addition to the survey, we regularly hold roundtable discussions with team members and stay interviews with leaders to gain insights into ways we can cultivate an energizing, collaborative work environment.

We have also prioritized a flexible work environment, addressing work-life flexibility and balance across our different workplaces. In 2022, we implemented a new scheduling system that allows our hourly team members to align their work schedule with their personal schedule, as well as submit schedules, trade shifts and submit all time-off requests in an easier way. For our RSC team members, we provide the option to work remote or at the office, based on personal preference and business needs. We still make sure to build on our culture in this flexible environment. Quarterly, we hold engagement-focused RSC culture weeks to bring the team together for connecting, recognition and development. In the spirit of continuing education, we also have a "no meeting" policy for Friday afternoons. Instead, our team members can use this time for professional development or focused work time. From Memorial Day through Labor Day, team members can also take this time for personal use and get an early start to the weekend.

Total Rewards. The physical, financial, and mental well-being of our team members remains our top priority, and we continue to invest in their success. We believe in a total rewards philosophy of providing top quartile pay in our restaurants, especially across our leadership positions. We remain focused on compensating our team members equally across gender and race/ethnicity.

This commitment is evidenced by our investment in our compensation packages and robust suite of benefit offerings. In 2022, we increased base hourly pay across many of our geographies and all of our restaurant management positions. Additionally, we enhanced our benefits with parental leave and reduced healthcare premiums for our hourly team members. To prioritize overall well-being, we also continue to enhance our wellness platform to provide fitness and other programs that promote wellness of the whole individual.

We believe all of our team members should act like owners of the Company, and we are committed to providing all team members with an ownership opportunity. To that end, in 2022, we implemented our Employee Stock Purchase Plan ("ESPP"), internally referred to as "Beef Stock." Eligible employees can contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions, subject to an annual maximum dollar amount. In addition to our Beef Stock program, all restaurant team members who are newly hired or promoted to a General Manager role become eligible for our long-term equity incentive plan. In 2023, many of our leaders will receive annual grants providing our team with opportunities to own shares, which supports retention of key team members.

Diversity, Equity, Inclusion and Belonging. At Portillo’s, we embrace Diversity, Equity, Inclusion and Belonging ("DEIB") through our core values of Family, Greatness, Energy and Fun. These values are engrained in everything we do as a company, and they guide how we support our Portillo's family.

This past year we launched our DEIB initiative. The DEIB initiative is sponsored by two members from our executive leadership team and one sponsor from our Board of Directors. It is then guided by a DEIB Advisory Group, which reviews programs ideated by our 10-member DEIB committee. This cross-company working group is building the framework for programs that support a diverse workforce. This includes increased awareness and education of our team members, with courses such as Unconscious Bias. We've also expanded our recruiting efforts to encourage members of underserved communities, such as military veterans, to join the Portillo's family.

Heart of Portillo's Foundation. We care deeply about our people and believe that by taking care of our team members, they will in turn take care of our guests. In June 2020, we started the “Heart of Portillo’s Fund,” an IRC section 501(c)(3) charitable fund, within the Portillo’s organization that raised over $350,000 to provide emergency assistance to team members in need in 2022. In 2022, the fund awarded over 40 grants and has provided support to team members for expenses following illness or injury, the unexpected death of a family member and other financial hardships.

Our Sourcing and Supply Chain

We are committed to maintaining our high-quality food standards leveraging the ability to acquire fresh ingredients that meet our stringent specifications. We partner with a variety of companies that are similarly aligned with producing and providing high quality products.

Our supply chain approach is based on alignment with key strategic partners that are identified through a comprehensive evaluation process to ensure our standards and expectations are met on a continual basis. This platform affords our organization the opportunity for real time performance assessments to identify any potential gaps and implement corrective measures where required. Robust contingency platforms are reviewed and updated on a regular basis to provide assured supply of products and services for the organization. Through a risk assessment strategy, the supply chain team will identify areas critical to supporting the restaurants and any necessary adjustments or alternate programs are undertaken. While we are actively working to mitigate any effects of supply chain constraints, such constraints could result in higher food and beverage cost associated with general increases in input price levels as well as increased product substitutions and elevated freight costs. While we have not experienced significant supply chain disruptions since the COVID-19 pandemic, we have experienced limited product shortages in our supply chain at certain times.

Supplier and distribution partners are managed under both a code of conduct and a pricing protocol that provides transparent insight to costing mechanisms. In addition, we engage directly with manufacturers to ensure compliance with negotiated contract pricing and requisite volume expectations. Our distribution network is comprised of several independently operated partners aligned under the UniPro umbrella, the largest food service distribution cooperative in the United States. This strategy affords us the opportunity to align with right-sized organizations that are dedicated to us which allows us to leverage volume and scale for a competitive advantage and exceptional customer service.

We operate two commissaries that we leverage to supply our network of restaurants with several of our most iconic products and ensure product consistency and quality. Our commissaries produce our signature beef, peppers and gravy for our Italian beef sandwiches. The prepared ingredients are shipped to our restaurants where our team members will finish the preparation in our kitchens to serve our guests.

Quality and food safety are paramount to protecting our brand and are treated with the utmost priority. Our supplier and distribution partners participate in third party audits to ensure all applicable quality system expectations are being met. Our commissaries also undergo food safety and quality audits on a regular basis.

Our Competition

We compete in the highly competitive and fragmented restaurant industry. We compete primarily with quick service and fast casual concepts, and to a lesser extent, full-service restaurants. The number, size and strength of competitors vary by region. Our competition in these segments includes a variety of small locally owned restaurants, medium-sized regional restaurant concepts, and larger national restaurant concepts that provide some combination of dine-in, carry-out, drive thru and delivery services to their guests. We believe competition with these restaurants is based primarily on food quality, taste, ambiance, convenience, service speed, price and value.

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

Governmental Regulation and Environmental Matters

Regulation and Compliance

We are subject to extensive federal, state and local government regulation, including those relating to, among others, public health and safety, nutritional content labeling, zoning and fire codes, environmental protection, and employment regulations. Failure to obtain or retain food or other licenses and registrations or exemptions would adversely affect the operations of restaurants. Additionally, any difficulties, delays or failures in obtaining licenses, permits, registrations, exemptions, or approvals could delay or prevent the opening of, or adversely impact the viability of, a restaurant in a particular area.

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

Portillo's Inc. Form 10-K | 2

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
•We are vulnerable to changes in economic conditions, increases in food and commodity costs and consumer preferences.
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
•Incidents involving food-borne illness and food safety, including food tampering or contamination could adversely affect our brand perception.
•We face significant competition for guests, and our inability to compete effectively may affect our traffic, our sales and our operating profit margins.
•Our restaurant base is geographically concentrated in the Midwestern United States, and we could be negatively affected by conditions specific to that region.
•Damage to our reputation and negative publicity.
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
•We depend on our executive officers and certain other key team members, the loss of whom could have a material adverse effect.
•Failure to maintain our corporate culture as we grow could have a material adverse effect on our business.
•Matters relating to employment and labor law could have a material adverse effect, result in litigation or union activities, add significant costs and divert management attention.
•Labor quality, labor shortages or increased labor costs could have a material adverse effect.
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

Portillo's Inc. Form 10-K | 3

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
•We are a holding company and our principal asset is our ownership of LLC Units in Portillo’s OpCo, and we are accordingly dependent upon distributions from Portillo’s OpCo to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.
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
General Risks
•Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our results of operations.
•Our insurance may not provide adequate levels of coverage against claims.
•Changes in accounting principles applicable to us could have a material adverse effect.
•Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions that may be initiated by our shareholders, and designates the federal district courts of the United States as the sole and exclusive forum for claims arising under the Securities Act, which, in each case could limit our shareholders’ ability to obtain a favorable judicial forum for certain disputes.
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

During 2020 and early 2021, in response to the COVID-19 pandemic and government restrictions, we were required to close or restrict our dining rooms, but were able to continue to operate our drive-thru and delivery channels. The mobility restrictions, fear of contracting COVID-19 and the sharp increase in unemployment caused by the closure of businesses in response to the COVID-19 pandemic, have adversely affected and may continue to adversely affect our guest traffic, which in turn adversely impacts our business, financial condition or results of operations. Even as the mobility restrictions were loosened or lifted, some guests remained reluctant to return to in-restaurant dining and the impact of lost wages due to COVID-19 related unemployment dampened consumer spending. Our restaurant operations have been and could continue to be adversely affected by employees who are unable or unwilling to work, whether because of illness, quarantine, fear of contracting COVID-19 or caring for family members due to COVID-19 disruptions or illness. Restaurant closures, limited service options or modified hours of operation due to staffing shortages could materially adversely affect our business, liquidity, financial condition or results of operations.

The extent of the impact of the COVID-19 pandemic on our operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak, including the potential impact of future COVID-19 variants. All of our restaurants are currently operating in all sales channels. We are actively monitoring the situation and will adopt policies in accordance with state and local regulations at the appropriate time to ensure we are acting in the best interest of our team members, customers, suppliers, and shareholders; however, any failure to comply with, or difficulty maintaining staffing levels due to governmental rules or regulations may have a material adverse impact on our business, financial condition and results of operations.

The COVID-19 pandemic or other infectious diseases may also have the effect of heightening other risks, including, but not limited to, those related to our growth strategy, our liquidity and ability to service our debt obligations, comply with debt covenants, access to capital markets and other funding sources, changes in consumer spending behaviors, supply chain interruptions and/or commodity price increases.

We are vulnerable to changes in economic conditions, increases in food and commodity costs and consumer preferences.

We are subject to volatility in food and commodity costs and availability. Accordingly, our profitability depends in part on our ability to anticipate and react to changes in food and commodity costs and availability. As is true of all companies in the restaurant industry, we are susceptible to increases in food and commodity costs that are outside of our control. Factors that can impact food and commodity costs include general economic conditions, inflation, labor shortages, seasonal fluctuations, weather and climate conditions, energy costs, global demand, trade protections and subsidies, food safety issues, infectious diseases, possible terrorist activity, cyberattacks, transportation issues, currency fluctuations, product recalls, and government regulatory schemes.

Changes in the price or availability of certain food products, including as a result of the recent inflationary environment and the COVID-19 pandemic, among other things, have affected and could continue to affect our profitability and reputation. While a portion of the commodities we purchase are subject to contract pricing, as our contracts expire we may not be able to successfully re-negotiate terms that protect us from price inflation in the future or the portion not covered by contact pricing might increase unexpectedly, creating price inflation we have not planned for. Furthermore, we experienced 15.2% commodity price inflation for the year ended December 25, 2022 compared to the year ended December 26, 2021.

In the event of cost increases with respect to one or more of our raw ingredients, we may choose to temporarily suspend or permanently discontinue serving menu items rather than paying the increased cost for the ingredients. Any such changes to our available menu could negatively impact our restaurant traffic, business and results of operations during the shortage and thereafter. While future cost increases can be partially offset by menu price increases, there can be no assurance that we will be able to offset all future cost increases by such menu price increases. If we implement menu price increases, there can be no assurance that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. Competitive conditions may limit our menu pricing flexibility and if we implement menu price increases to protect our margins, restaurant traffic could be materially adversely affected.

Portillo's Inc. Form 10-K | 5

The restaurant industry depends on consumer discretionary spending and is often affected by changes in consumer tastes, and national, regional and local economic conditions and demographic trends, including changes in behavior caused by the COVID-19 pandemic. In addition, factors such as traffic patterns, weather, fuel prices, local demographics, local regulations and the type, number and locations of competing restaurants may adversely affect the performances of our individual locations. In addition, economic downturns, inflation or increased food or energy costs could harm the restaurant industry generally and our restaurants in particular. Our profitability also depends, in part, on our ability to anticipate and react to changes in the cost of sales of, among other things, pork, beef, chicken, potatoes, bread, and produce items. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could have a material adverse effect on our business, financial condition and results of operations.

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

A key part of our growth strategy includes opening new restaurants in existing and new markets and operating those restaurants on a profitable basis. From November 2020 through the end of fiscal 2022, we opened 10 new restaurants, including new locations in Illinois, Indiana, Michigan, Florida, Wisconsin and Arizona. Over the long term, we aim to increase our number of restaurants by approximately 10% annually. We must identify target markets where we can enter or expand, and we may not be able to open our planned new restaurants within budget or on a timely basis, and our new restaurants may not perform as well as anticipated. Our ability to successfully open new restaurants is affected by several factors, many of which are beyond our control, including our ability to identify and reach agreements on a sufficient number of available, appropriate and attractive sites, construct within a reasonable time frame and appropriate costs.

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

Some of our restaurants open with an initial start-up period of higher-than-normal sales volumes, and our Restaurant-Level Adjusted EBITDA Margins are generally lower through the first 12 months of operation. In new markets, the length of time before average sales for new restaurants stabilize is less predictable as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our average unit volume ("AUV") and same-restaurant sales may not increase at the rates our existing restaurants have achieved over the past several years. Our ability to operate new restaurants profitably and increase AUV and same-restaurant sales will depend on many factors, some of which are beyond our control.

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

Our growth strategy depends on opening new restaurants, which will require us to use cash flows from operations. We cannot assure that cash flows from operations will be sufficient to allow us to implement our growth strategy. If this cash is not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay, significantly curtail or eliminate planned restaurant openings, which could have a material adverse effect on our business, financial condition, and results of operations.

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

If the costs of funding new restaurants or renovations or enhancements at existing restaurants exceed budgeted amounts, or the time for building or renovation is longer than anticipated, our profits could be reduced. If we cannot access the capital we need, we may not be able to execute on our growth strategy, take advantage of future opportunities or respond to competitive pressures.

Our same-restaurant sales may be lower than we expect in future periods.

Same-restaurant sales will continue to be a critical factor affecting our ability to generate profits because the profit margin on same-restaurant sales is generally higher than the profit margin on new restaurant sales. Our ability to increase same-restaurant sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target same-restaurant sales or that the change in same-restaurant sales could be negative, which may cause a decrease in sales growth and ability to achieve profitability. Any such events could have a material adverse effect on our business, financial condition and results of operations.

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

Portillo's Inc. Form 10-K | 7

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

The restaurant industry is intensely competitive with many companies that compete directly and indirectly with us with respect to food quality, brand recognition, service, price and value, convenience, design and location. We compete in the restaurant industry with national, regional and locally-owned or operated limited-service restaurants and full-service restaurants. We compete with fast casual restaurants, quick service restaurants and casual dining restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well-established in markets in which we have existing restaurants or intend to locate new restaurants. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we have or plan to have restaurants. Competition from food delivery services has also increased in recent years, particularly during the COVID-19 pandemic, and is expected to continue to increase. Any inability to successfully compete with the restaurants in our existing or new markets will place downward pressure on our guest traffic and could have a material adverse effect on our business, financial condition and results of operations. Additionally, a significant amount of the delivery from our restaurants is through third-party delivery companies. If these third-party delivery companies cease doing business with us, or cannot make their scheduled deliveries, or do not continue their relationship with us on favorable terms, it may have a negative impact on sales or result in increased third-party delivery fees.

Portillo's Inc. Form 10-K | 8

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

Our restaurants in the Midwestern United States represented approximately 86% of our restaurants as of December 25, 2022. Our restaurants in the Chicagoland area represented approximately 54% of our restaurants as of December 25, 2022. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Midwestern United States have had, and may continue to have, material adverse effects on our business, financial condition and results of operations. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by conditions in this geographic area compared to other chain restaurants with a national footprint. For example, we experienced significant sales declines the due to Winter Storm Elliott. We estimate that Winter Storm Elliott had a negative impact of at least 0.7% on our same-restaurant sales growth in the fourth quarter of 2022.

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

Our reputation and the quality of our brand are critical to our business and success in existing markets, and will be critical to our success as we enter into new markets. Any incident that erodes consumer loyalty for our brand could significantly reduce its value and damage our business. We may be adversely affected by negative publicity relating to food quality, the safety, sanitation and welfare of our restaurant facilities, guest complaints or litigation alleging illness or injury, health inspection scores, integrity of our suppliers’ food processing and other policies, practices and procedures, team member relationships and welfare or other matters at one or more of our restaurants. Any publicity relating to health concerns, perceived or specific outbreaks of a food-borne illness attributed to one or more of our restaurants, or non-compliance with food handling and sanitation requirements imposed by federal, state and local governments could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. Furthermore, similar negative publicity or occurrences with respect to other restaurants or other restaurant chains could also decrease our guest traffic and have a similar material adverse effect on our business. In addition, incidents of restaurant commentary have increased dramatically with the proliferation of social media platforms. Negative publicity may adversely affect us, regardless of whether the allegations are valid or whether we are held responsible. In addition, the negative impact of adverse publicity may extend far beyond the restaurant involved, especially due to the high geographic concentration of many of our restaurants, and affect some or all our other restaurants. For example, we, or other restaurant companies generally, could come under criticism from animal rights and welfare activists for our business practices or those of our suppliers. Such criticisms could impair our brand, our restaurant sales, our hiring, and our expansion plans. If we changed our practices because of concerns about animal welfare, or in response to such criticisms, our costs might increase, or we may have to change our suppliers or our menu. A similar risk exists with respect to food service businesses unrelated to us, if customers mistakenly associate such unrelated businesses with our operations. Team member claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims could have a material adverse effect on our business, financial condition and results of operations.

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

Contingency platforms have been developed to mitigate the risk in various cases including secondary supply, floor stocking arrangements, product diversification and inventory management. While we believe that alternative supply and distribution sources are available, there can be no assurance that we will continue to be able to identify or negotiate with such sources on terms that are commercially reasonable to us or that the quality of the product from an alternative supplier is comparable to existing standards. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could have a material adverse effect on our results of operations.

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

Portillo's Inc. Form 10-K | 10

We depend on our executive officers and certain other key team members, the loss of whom could have a material adverse effect on our business.

We rely upon the accumulated knowledge, skills and experience of our executive officers and certain other key team members. Our chief executive officer has been with us for more than four years and our executive officers have numerous years of experience in the food service industry. The loss of the services of any of our executive officers could have a material adverse effect on our business, financial condition and results of operations, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. If our executive officers were to leave us or become incapacitated, it might negatively impact our planning and execution of business strategy and operations. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified executive personnel. There is a high level of competition for experienced, successful executive personnel in our industry. Our inability to meet our executive staffing requirements in the future could have a material adverse effect on our business, financial condition and results of operations.

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

Portillo's Inc. Form 10-K | 11

Our business is subject to the risk of litigation by team members, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies, including us, have been subject to lawsuits alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters, and some restaurants have been subject to class action lawsuits in respect of such matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers and failure to pay for all hours worked. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and result in increases in our insurance premiums. In addition, they may generate negative publicity, which could reduce guest traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could have a material adverse effect on our business, financial condition and results of operations.

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

Labor quality, labor shortages or increased labor costs could have a material adverse effect on our business, financial condition and results of operations.

Labor is a primary component in the cost of operating our restaurants.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified team members to meet the needs of our existing restaurants and to staff new restaurants. A sufficient number of qualified individuals to fill these positions may be in short supply in some communities. Competition in some geographic areas for qualified team members could require us to pay higher wages and provide greater benefits. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our team members. Inability to recruit or retain new team members could also delay the planned openings of new restaurants and could adversely impact our existing restaurants. Although we have not yet experienced any significant problems in recruiting team members, our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher team member turnover in existing restaurants, which could increase our labor costs and have a material adverse effect on our business, financial condition and results of operations.

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

Portillo's Inc. Form 10-K | 12

We are exposed to risks associated with leasing property subject to long-term and non-cancelable leases and may be unable to renew leases at the end of their terms.

Many of our restaurant leases are non-cancelable and typically have initial terms of 10 to 20 years, providing for four renewal options of five years each as well as rent escalations. Generally, our leases require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases, and additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. Even if we close a restaurant, we may be required to perform our obligations under the applicable lease, which could include, among other things, a payment of the base rent, property taxes, insurance and common area maintenance costs for the balance of the lease term, which would impact our profitability. In addition, as leases expire for restaurants that we will continue to operate, we may, at the end of the lease term and any renewal period for a restaurant, be unable to negotiate renewals, either on commercially acceptable terms or at all. As a result, we may close or relocate the restaurant, which could subject us to unanticipated construction costs related to leasehold improvements at the new restaurant location that we are unable to control, the delay or failure by the landlord to deliver the new restaurant location to us, and unfavorable anticipated commercial, residential or infrastructure development near our new restaurant location, among other costs and risks. Additionally, the revenues and profit, if any, generated at a relocated restaurant may not equal the revenues and profit generated at the existing restaurant.

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

As of December 25, 2022, we had approximately $394.3 million of goodwill and $255.7 million of intangible assets, primarily related to the purchase price allocation performed in connection with the Berkshire Acquisition. We test goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that impairment may have occurred. In fiscal 2022, we performed an impairment test and we did not recognize impairment charges; however, an impairment test in the future may indicate that an impairment has occurred. In the event that the book value of goodwill or other indefinite-lived intangible assets is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other indefinite-lived intangible assets become impaired in the future, any impairment could have a material adverse effect on our financial condition and results of operations. See Note 6. Goodwill & Intangible Assets in the notes to the consolidated financial statements for additional information.

Changes to estimates related to our property, fixtures and equipment and definite-lived intangible assets or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges or accelerate the amortization on certain long-lived assets, which could have a material adverse impact on our results of operations.

Portillo's Inc. Form 10-K | 13

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

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. With respect to the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, food safety, nutritional content, labor practices and supply chain and management food sourcing. We experience pressure to make commitments relating to sustainability matters that affect companies in our industry, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our industry, or setting and meeting relevant sustainability goals, our brand image may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our level of indebtedness could have a material adverse effect on our business and limit our ability to plan for or respond to changes in our business.

The total principal amount of debt outstanding under our credit facilities, excluding finance lease liabilities and financing obligations, as of December 25, 2022 was approximately $322.4 million. On February 2, 2023, PHD Intermediate LLC, a Delaware limited liability company (“Holdings”), Portillo’s Holdings, LLC, a Delaware limited liability company (the “Borrower”), the other Guarantors party thereto from time to time, each lender party thereto from time to time and Fifth Third Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender entered into a Credit Agreement ("New Credit Agreement") with Fifth Third Bank, National Association, as administrative agent, and the other lenders party thereto which provides for a Term A Loan ("Term Loan") in an initial aggregate principal amount of $300.0 million and initial Revolving Credit Commitments in an initial aggregate principal amount of $100.0 million (the “New Revolver Facility”). The proceeds under the Term Loan and New Revolver Facility, along with cash on hand, were used to repay outstanding indebtedness under the First Lien Credit Agreement and to pay related transaction expenses. See Note 18. Subsequent Events for additional details. Our indebtedness could have significant effects on our business, such as:

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

Portillo's Inc. Form 10-K | 14

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

Pursuant to the New Credit Agreement, the Borrower is subject to a leverage covenant and an interest coverage ratio, together the Financial Covenants.

The leverage covenant requires the Borrower to maintain the consolidated total net rent adjusted leverage ratio greater than 5.50 to 1.00 with steps to 5.25 to 1.00 on or around June 30, 2025, and 5.00 to 1.00 for each period ending thereafter, to be tested for the four consecutive fiscal quarters of the Borrower's most recently issued financial statements.

The interest coverage covenant requires the Borrower to maintain the consolidated cash interest coverage ratio to be less than 1.75 to 1.00 with steps to 1:85 to 1.00 on or around June 30, 2025 and 2.00 to 1.00 or each period ending thereafter, to be tested for the four consecutive fiscal quarters of the Borrower's most recently issued financial statements.

Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenants. We cannot assure you that we will satisfy the financial covenant in the future, or that our lenders will waive any failure to satisfy the financial covenants.

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

Portillo's Inc. Form 10-K | 15

Risks Related to Our Organizational Structure

The interests of Berkshire may conflict with our interests or the interests of the holders of our Class A common stock in the future.

Berkshire Private Equity continues to own a significant percentage of our common stock. Berkshire engages in a range of investing activities, including investments in restaurants and other consumer-related companies. In the ordinary course of its business activities, Berkshire may engage in activities where its interests conflict with our interests or those of our shareholders. Our amended and restated certificate of incorporation provides that our directors and shareholders, including Berkshire, do not have any obligation to offer us an opportunity to participate in business opportunities presented to them even if the opportunity is one that we might reasonably have pursued (and therefore may be free to compete with us in the same business or similar businesses) and that, to the extent permitted by law, such directors and shareholders will not be liable to us or our shareholders for breach of any duty by reason of any such activities. Accordingly, the interests of Berkshire may supersede ours, causing them or their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of Berkshire and inaction on our part could have a material adverse effect on our business, financial condition and results of operations. In addition, Berkshire may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in us, even though such transactions might involve risks to you, such as debt-financed acquisitions.

Delaware law and our organizational documents, as well as our existing and future debt agreements, may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing shareholders. In addition, provisions of our amended and restated certificate of incorporation and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board. Among other things, these provisions:

•do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates;
•delegate the sole power of a majority of the Board to fix the number of directors;
•provide the power of our Board to fill any vacancy on our Board, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•authorize the issuance of “blank check” preferred stock without any need for action by shareholders;
•eliminate the ability of shareholders to call special meetings of shareholders;
•establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by shareholders at shareholder meetings; and
•limit the ability of shareholders to act by written consent.

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

The foregoing factors, as well as the significant common stock ownership by Berkshire, could impede a merger, takeover, or other business combination, or discourage a potential investor from making a tender offer for our Class A common stock, which, under certain circumstances, could reduce the market value of our Class A common stock.

Portillo's Inc. Form 10-K | 16

We are a holding company and our principal asset is our ownership of LLC Units in Portillo’s OpCo, and we are accordingly dependent upon distributions from Portillo’s OpCo to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.

We are a holding company and our principal asset is our ownership of LLC Units. We have no independent means of generating revenue. Portillo’s OpCo is, and will continue to be, treated as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, will generally not be subject to entity-level U.S. federal and applicable state and local income tax. Instead, the taxable income of Portillo’s OpCo will be allocated to holders of LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any taxable income of Portillo’s OpCo. We will also incur expenses related to our operations, and will have obligations to make payments under the Tax Receivable Agreement. As the sole managing member of Portillo’s OpCo, we intend to cause Portillo’s OpCo to make distributions to the holders of LLC Units (including us) in amounts sufficient to (i) cover all of the income taxes payable on our and the other LLC Unit holders’ respective allocable shares of the taxable income of Portillo’s OpCo, (ii) allow us to make any payments required under the Tax Receivable Agreement we entered into as part of the Transactions in connection with our IPO, (iii) fund dividends to our shareholders in accordance with our dividend policy, to the extent that our Board declares such dividends and (iv) pay our expenses.

Deterioration in the financial condition, earnings or cash flow of Portillo’s OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that we need funds and Portillo’s OpCo is restricted from making such distributions to us under applicable law or regulation, as a result of covenants in its debt agreements or otherwise, we may not be able to obtain such funds on terms acceptable to us, or at all, which could have a material adverse effect on our liquidity and financial condition. See "Risks Related to Our Indebtedness" above.

In certain circumstances, Portillo’s OpCo will be required to make distributions to us and the other holders of LLC Units, and the distributions that Portillo’s OpCo will be required to make may be substantial.

Under the Amended LLC Agreement, Portillo’s OpCo will generally be required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed tax rates in amounts that are intended to be sufficient to cover the income taxes payable on our and the other LLC Unit holders’ respective allocable shares of the taxable income of Portillo’s OpCo. As a result of (i) potential differences in the amount of taxable income allocable to us and the other LLC Unit holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate (based on the tax rate applicable to individuals) in calculating Portillo’s OpCo distribution obligations, we may receive tax distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our Board, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, funding repurchases of shares of our Class A common stock; acquiring additional newly issued LLC Units from Portillo’s OpCo at a per unit price determined by reference to the market value of the Class A common stock; paying dividends, which may include special dividends, on its Class A common stock; or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our shareholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock or otherwise undertake ameliorative actions between LLC Units and shares of Class A common stock and instead, for example, hold such cash balances, holders of our LLC Units (other than Portillo’s Inc.) may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LLC Units, notwithstanding that such holders of our LLC Units (other than Portillo’s Inc.) may previously have participated as holders of LLC Units in distributions by Portillo’s OpCo that resulted in such excess cash balances at Portillo’s Inc.

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

Portillo's Inc. Form 10-K | 17

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

Portillo's Inc. Form 10-K | 18

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

If we were deemed to be an investment company under the Investment Company Act of 1940 (the "1940 Act"), as a result of our ownership of Portillo’s OpCo, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

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

We, and Portillo’s OpCo intend to conduct our operations so that we will not be deemed an investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Portillo's Inc. Form 10-K | 19

Risks Related to Intellectual Property, Information Technology, and Data Security

The failure to protect and maintain our intellectual property, including our trademarks, could have a material adverse effect.

Our intellectual property includes our trademarks and service marks registered with the United States Patent and Trademark Office (including Portillo’s® and other names used by our restaurants), the trade dress of our restaurants, our websites and domain names (including our website at portillos.com and other websites and domain names used by our restaurants) and other unregistered intellectual property. The success of our business strategy depends on our continued ability to use such intellectual property that we own, in addition to intellectual property we license from third parties. We require continued use of our existing trademarks and service marks in order to increase brand awareness and develop our branded products. If our efforts to maintain and protect our intellectual property are not adequate (including by way of confidentiality or other contractual restrictions we impose on third parties), or if any third-party misappropriates, infringes, dilutes or otherwise violates our intellectual property, the value of our intellectual property may be harmed. For example, failure to protect or enforce our trademarks, whether in print, on the Internet or through social media or other media, could prevent us from challenging third parties who use trademarks similar to our trademarks and who, as a result, could cause consumer confusion, harm the public perception of our brands, prevent our brands and branded products from achieving and maintaining market acceptance and cause a material adverse effect on our business, financial condition and results of operations. There can be no assurance that all the steps we have taken to maintain and protect our intellectual property in the United States will be adequate or will permit us to obtain or maintain any competitive advantage.

Security breaches, system interruptions or a material failure of our system could disrupt our operations, compromise confidential guest information or confidential team member information, subject us to loss, harm our business, and have a material adverse impact on our business, financial condition and results of operations.

We rely on computer systems and information technology to conduct our business. We have instituted controls, including information security governance controls, intended to protect our computer systems, our POS systems, and our information technology systems and networks. We also adhere to payment card industry data security standards and limit third party access for vendors that require access to our restaurant networks. We also have business continuity plans that attempt to anticipate and mitigate failures. However, we cannot control or prevent every cybersecurity risk.

Our business requires the collection, transmission, and retention of large volumes of guest and team member data, including personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that guest and team member data is critical to us. Further, our guests and team members have a high expectation that we and our service providers will adequately protect their personal information.

Like many other retail and restaurant companies, we have experienced, and will likely continue to experience, attempts to compromise our information technology systems. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. While we continue to make significant investment in physical and technological security measures, team member training, and third party services, designed to anticipate cyber-attacks and prevent breaches, our information technology networks and infrastructure, or those of our third party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns, data loss, or breaches due to criminal conduct, team member error, negligence or malfeasance, utility failures, natural disasters or other catastrophic events. Due to these scenarios, we cannot provide assurance that we will be successful in preventing every possible instance of cyber-attacks, breaches, or data loss.

Additionally, the information security and privacy requirements imposed by governmental regulation are evolving and we are required to comply with said requirements. Our systems may not be able to immediately satisfy these requirements, and may require significant additional investment and time to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data can all threaten our and our service providers’ information systems and records. A breach in the security of our information technology systems, or those of our service providers, could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or unauthorized access to, our guests’ data or other proprietary data could result in fines, legal claims or proceedings, regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from guests and team members, any of which could have a material adverse effect on our business, financial condition and results of operations.

Portillo's Inc. Form 10-K | 20

Our omni-channel approach will in large part rely on our information technology systems to operate successfully and allow for capabilities like mobile order and pay, third party delivery, and digital menu boards. As we expand our delivery business channels, our exposure to such risks will correspondingly increase.

Our systems, which in some cases rely on third-party providers, may experience service interruptions, degradation or other performance problems because of hardware and software defects or malfunctions, distributed denial-of-service and other cyber-attacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism because of criminal third parties (including state-sponsored organizations with significant financial and technological resources), third parties we do business with or team members. Our reliance on third parties increases our exposure to such risks as we exercise less control over such persons. Our cyber insurance and business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events. As a result, if we experience any outsized material impacts from a failure of our systems, our business, financial condition and results of operations could be materially and adversely affected.

While we endeavor to keep all systems current, there can be no guarantee that we can update and maintain our systems at all times. In instances where we are unable to do so, the mitigating controls in place to reduce the risk may fail. Any such failure could lead to website downtime, disruptions to our information technology systems, or systems vulnerability exposure to cyber-criminals.

In addition, our reputation as a brand or as an employer could be adversely affected, which could impair our ability to attract and retain qualified employees.

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

Portillo's Inc. Form 10-K | 21

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

There can be no assurance that third parties will not assert claims of infringement, misappropriation or other violation of intellectual property against us, or assert claims that our trademarks, service marks, trade names and other intellectual property are invalid or unenforceable. In addition, our trademarks may be narrowed. Any such claims decided against us could have a material adverse effect on our business, financial condition and results of operations. For example, if any of our intellectual property is invalidated or deemed unenforceable, competing uses of such intellectual property would be permitted and could lead to a decline in our results of operations. Additionally, any infringement or misappropriation claims decided against us could result in our being required to pay damages, to cease using our intellectual property, to develop or adopt non-infringing intellectual property or to acquire a license to the third party intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any claims of infringement, misappropriation, or other violation of third-party intellectual property. We may also from time to time have to assert claims against third parties and initiate litigation in order to enforce our trademarks, service marks and other intellectual property. Any such litigation could result in substantial costs and diversion of resources, could be protracted with no certain of success, or could fail to achieve an adequate remedy. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

Portillo's Inc. Form 10-K | 22

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

Portillo's Inc. Form 10-K | 23

We could be party to litigation that could distract management, increase our expenses or subject us to material monetary damages or other remedies.

Our guests occasionally file complaints or lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state securities laws or law regarding workplace and employment matters, equal opportunity, harassment, discrimination and similar matters, and we could encounter class action or other lawsuits related to these or different matters in the future. In recent years, a number of restaurant companies have been subject to such claims, and some of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment in excess of our insurance coverage for any claims could have a material adverse effect on our business, financial condition and results of operations. In addition, such allegations could result in adverse publicity and negatively impact our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act (“Section 404”), which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. In addition, under Section 404 our independent registered public accounting firm will also need to attest to the effectiveness of our internal control over financial in the future to the extent that we are no longer an emerging growth company or a smaller reporting company. To achieve compliance with Section 404 within the prescribed period, we will need to continue to dedicate internal resources, engage outside consultants and continue to execute on a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue taking steps to improve control processes, as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

The failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations. In the event that we are not able to demonstrate compliance with Section 404, or if our internal control over financial reporting is perceived as inadequate or it is perceived that we are unable to produce timely or accurate consolidated financial statements, investors may lose confidence in our results of operations, the price of our Class A common stock could decline, we could become subject to investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory agencies, which could require additional financial and management resources, or our Class A common stock may not be able to remain listed on such exchange.

Portillo's Inc. Form 10-K | 24

We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected and could materially adversely affect our business, financial condition or results of operations.

As a public company, we are subject to additional reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing standards of the Nasdaq.

General Risks

Fluctuations in our tax obligations, and effective tax rate and realization of our deferred tax assets may result in volatility of our results of operations.

We are subject to income taxes in various U.S. jurisdictions. We record tax expense based on our estimates of future payments, which may in the future include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. Significant judgement is required in determining our provision for income taxes, deferred tax assets (DTAs) and in evaluating our tax positions in various U.S. jurisdictions. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated.

In addition, our effective tax rate in a given financial reporting period may be materially impacted by a variety of factors including, but not limited to, changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, tax effects of equity-based compensation, changes in tax laws, regulations or interpretations thereof, cost related to intercompany restructuring, fluctuations in the valuation allowance or by changes to existing accounting rules or regulations. Further, new or revised tax legislation may be enacted in the future, which could negatively impact our current or future tax structure and effective tax rates.

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

Changes in accounting principles applicable to us could have a material adverse effect on our business, financial condition and results of operations.

Generally accepted accounting principles in the United States of America ("GAAP") are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our financial condition and results of operations, and could affect the reporting of transactions completed before the implementation of a change.

Portillo's Inc. Form 10-K | 25

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions that may be initiated by our shareholders, and designates the federal district courts of the United States as the sole and exclusive forum for claims arising under the Securities Act, which, in each case could limit our shareholders’ ability to obtain a favorable judicial forum for certain disputes.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware (or if the Court of Chancery lacks jurisdiction, a state court located within the State of Delaware or the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (a) derivative action or proceeding brought on our behalf; (b) action asserting a claim of breach of a fiduciary duty owed by or other wrongdoing by any current or former director, officer, employee, agent or shareholder to us or our shareholders; (c) action asserting a claim arising under any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws (as either may be amended from time to time), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (d) action asserting a claim governed by the internal affairs doctrine. For the avoidance of doubt, our amended and restated certificate of incorporation also provides that the foregoing exclusive forum provision does not apply to actions brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or any rules or regulations promulgated thereunder, or any other claim or cause of action for which the federal courts have exclusive jurisdiction.

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

To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring or holding any interest in any shares of our capital stock shall be deemed to have notice of and consented to the forum provision in our amended and restated certificate of incorporation. This choice of forum provision may limit a shareholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with us or our directors, officers, other shareholders or employees, which may discourage such lawsuits, make them more difficult or expensive to pursue and result in outcomes that are less favorable to such shareholders than outcomes that may have been attainable in other jurisdictions. By agreeing to this provision, however, shareholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our home office is located at 2001 Spring Road, Suite 400, Oak Brook, IL 60523. We lease our home office.

Our restaurant footprint consists of 72 Portillo’s restaurants across nine states, including a restaurant owned by C&O, of which Portillo’s owns 50% of the equity. We operate two food production commissaries in Illinois. We do not own any real property and lease all of our properties on which we operate restaurants and commissaries. We also have two non-traditional locations in operation including a food truck and a ghost kitchen in Chicago (small kitchen with no store-front presence, used to fill online orders).

Portillo's Inc. Form 10-K | 27

As of December 25, 2022, we operated 72 restaurants located in the following states:

State	Number of Restaurants
Arizona	4
California	2
Florida	4
Illinois	45
Indiana	8
Iowa	1
Michigan	1
Minnesota	3
Wisconsin	4
Total	72

ITEM 3.    LEGAL PROCEEDINGS

The disclosure provided in Part II, Item 8 "Financial Statements And Supplementary Data, Note 16. Contingencies" is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

Portillo's Inc. Form 10-K | 28

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "PTLO."

Our Class B common stock is neither listed nor traded on any stock exchange.

Holders of Record

As of February 23, 2023, there were approximately 30 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 23, 2023, there were 14 shareholders of record of our Class B common stock.

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

Securities Authorized for Issuance under Equity Incentive Plans

See Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" below.

Portillo's Inc. Form 10-K | 29

Stock Performance Graph

The following graph and table illustrate the total return from October 21, 2021 through December 25, 2022 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor’s Restaurants Index, assuming an investment of $100 on October 21, 2021 of Portillo's Inc. stock or on September 30, 2021 in the indices, including the reinvestment of dividends.

COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*

Among Portillo's Inc, the S&P 500 Index
and the S&P Restaurants Index

$140
$120
$100
$80
$60
$40
$20
$0
10/21/21
12/26/21
4/1/22
7/1/22
10/1/22
12/25/22
Portillo's Inc
S&P 500
S&P Restaurants

	10/21/2021	12/26/2021	4/1/2022	7/1/2022	10/1/2022	12/25/2022
Portillo's Inc.	$100.00	$131.75	$82.10	$57.53	$67.66	$59.07
S&P 500	100.00	111.03	105.92	88.87	84.53	90.92
S&P Restaurants	100.00	108.31	93.75	87.32	87.58	99.35

*$100 invested on 10/21/21 in Portillo's Inc. stock or 9/30/21 in indices, including reinvestment of dividends.
Indices calculated on month-end basis.
Source Data: Research Data Group Inc.

Portillo's Inc. Form 10-K | 30

Recent Sale of Unregistered Securities and Use of Proceeds from Registered Securities

In the third quarter of 2022, the Company completed a secondary offering of 8,066,458 shares of the Company's Class A common stock at an offering price of $23.75 per share ("Q3 Secondary Offering"). We used all of the net proceeds from the Q3 Secondary Offering to purchase LLC Units from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. The proceeds from the Q3 Secondary Offering were used to (i) purchase (i) 2,123,899 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 5,942,559 LLC Units, in each case, held by certain pre-IPO LLC Members. In connection with the redemption, 5,942,559 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 5,942,559 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo's did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

In the fourth quarter of 2022, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $22.69 per share ("Q4 Secondary Offering"). We used all of the net proceeds from the Q4 Secondary Offering to purchase LLC Units from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable. The proceeds from the Q4 Secondary Offering were used to (i) purchase 2,106,400 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 5,893,000 LLC Units, in each case, held by the pre-IPO LLC Members. In connection with the redemption, 5,893,000 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 5,893,000 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo's did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

Issuer Purchases of Equity Securities

None.

ITEM 6.     [RESERVED]

Not required.

Portillo's Inc. Form 10-K | 31

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

For a comparison of results of operations and financial condition for fiscal years 2021 and 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 26, 2021, filed March 10, 2022.

We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. We believe the difference in reporting periods does not have a material impact on comparability. Fiscal 2022 and 2021 each consisted of 52 weeks.

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

As of December 25, 2022, we owned and operated 72 Portillo’s restaurants across 9 states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Initial Public Offering

In October 2021, we completed an initial public offering ("IPO") of 23,310,810 shares of the Company's Class A common stock (including 3,040,540 shares sold to the underwriters pursuant to their overallotment option) at an offering price of $20.00 per share. The Company received aggregate net proceeds of approximately $430.0 million (after deducting underwriting discounts and commissions and other offering expenses). The net proceeds and cash on hand were used as follows:

•to repay the redeemable preferred units in full (including the redemption premium) of $221.7 million;
•to repay all of the borrowings outstanding under the Second Lien Credit Agreement (including any prepayment penalties) of $158.1 million; and
•to purchase LLC Units or shares of Class A common stock from certain pre-IPO LLC members of $57.0 million.

Portillo's Inc. Form 10-K | 32

Secondary Offerings

In the third quarter and fourth quarter of 2022, the Company completed two secondary offerings of 8,066,458 shares (including 66,458 shares sold to the underwriters pursuant to their overallotment option) and 8,000,000 shares, respectively, of the Company's Class A common stock at an offering price of $23.75 and $22.69, respectively, per share. We used all of the net proceeds from the secondary offerings to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

New Credit Agreement

On February 2, 2023, PHD Intermediate LLC, a Delaware limited liability company (“Holdings”), Portillo’s Holdings, LLC, a Delaware limited liability company (the “Borrower”), the other Guarantors party thereto from time to time, each lender party thereto from time to time and Fifth Third Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender entered into a Credit Agreement (“New Credit Agreement”) which provides for a Term A Loan ("Term Loan") in an initial aggregate principal amount of $300.0 million and initial Revolving Credit Commitments in an initial aggregate principal amount of $100.0 million (the “New Revolver Facility”). The proceeds under the Term Loan and New Revolver Facility, along with cash on hand, were used to repay outstanding indebtedness under the First Lien Credit Agreement and to pay related transaction expenses. The Term Loan and New Revolver Facility are scheduled to mature on February 2, 2028. The Company anticipates using the remainder of the loan proceeds for general corporate purposes and working capital needs.

See Note 18. Subsequent Events for a description of the New Credit Agreement and the repayment of borrowings under the First Lien Credit Agreement.

Recent Developments and Trends

Fiscal 2022 Highlights

Our fiscal 2022 financial highlights include:

•Total revenue increased 9.7% or $52.2 million to $587.1 million;
•Same-restaurant sales increased 5.4%;
•Operating income increased $11.3 million to $41.3 million;
•Net income increased $30.6 million to $17.2 million;
•Restaurant-Level Adjusted EBITDA* decreased $9.6 million to $132.5 million; and
•Adjusted EBITDA* decreased $13.5 million to $85.0 million.

* Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income (loss) and Restaurant-Level Adjusted EBITDA to operating income, the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

We continue to see revenue growth due to our new restaurant openings, as well as same-restaurant sales growth. Total revenue grew 9.7% during the year ended December 25, 2022. Same-restaurant sales grew 5.4% during the year ended December 25, 2022. During the fourth quarter of 2022, total revenue grew 8.6% and same-restaurant sales increased 6.0%. We experienced positive trends during most of the quarter, but did experience significant sales declines the last week of our fiscal quarter due to Winter Storm Elliott. We estimate that Winter Storm Elliott had a negative impact of at least 0.7% on our same-restaurant sales growth in the fourth quarter of 2022. Subsequent to the fourth quarter of 2022, we have seen improvements in our sales trends as same-restaurant sales grew 12.3% in our first fiscal period of 2023 and we estimate same-restaurant sales to grow 7.9% in our second fiscal period of 2023. We currently anticipate our same-restaurant sales growth to be in the range of 8% to 10% and total revenue growth to be in the range of 16% to 18% for the first quarter of 2023.

Portillo's Inc. Form 10-K | 33

During the year ended December 25, 2022, we experienced approximately 15.2% commodity inflation versus the year ended December 26, 2021, with the most impactful increases in beef and chicken prices. Additionally, we experienced higher labor expenses during the year ended December 25, 2022, compared to the year ended December 26, 2021 primarily due to additional wage investments, specifically investments to support our hourly team members. These investments in labor, combined with the commodity inflation, had a negative impact to Restaurant-Level Adjusted EBITDA Margin. We partially offset these expense increases through menu price increases and operational efficiencies. For the year ended December 25, 2022, we increased certain menu prices by 7.5%. As a result of the aforementioned expenses and menu price increases, Restaurant-Level Adjusted EBITDA Margin was 22.6% in the year ended December 25, 2022 versus 26.6% in the year ended December 26, 2021.

In fiscal 2023, we expect our overall commodity inflation to ease and are currently estimating commodity inflation in the mid single digits. Additionally, we do anticipate additional wage investments. We will continue to strategically offset these expense increases through menu price increases and operational efficiencies. During mid-January of 2023, we increased certain menu prices by approximately 2.0%. Absent global economic disruptions, and based on the current trend of our business operations and our continued focus on strategic initiatives that will grow our restaurant count, improve the operating model, enhance the menu, and improve our career pathing and compensation models, we believe in the strength of our brand and that our focus on our strategic priorities will deliver consistent growth.

Development Highlights

In 2022, we targeted opening seven new restaurants ("Class of 2022"). During the year ended December 25, 2022, we opened three new restaurants in our existing markets of Illinois, Florida, and Indiana. Permitting and occupancy delays caused our Class of 2022 opening timeline to lengthen into 2023, resulting in four restaurants opening subsequent to our 2022 fiscal year end. These restaurants included three in our existing markets of Florida and Arizona and our first restaurant in the state of Texas. Below are the seven restaurants included in the Class of 2022 along with their opening dates.

Location	Opening Date
Joliet, Illinois	January 2022
St. Petersburg, Florida	March 2022
Schererville, Indiana	November 2022
Kissimmee, Florida	December 2022
The Colony, Texas	January 2023
Tucson, Arizona	February 2023
Gilbert, Arizona	March 2023 (Expected)

Long term, we aim to increase our number of restaurants by approximately 10% annually. Our near-term restaurant growth strategy is focused on leveraging our proven unit economic model primarily in markets outside Chicagoland with favorable macro-economic tailwinds where we already have a presence and brand awareness. We will also add select new restaurants in the Chicagoland market. For fiscal 2023, we are targeting opening nine new restaurants ("Class of 2023"). Our development pipeline for the Class of 2023 will focus on growing across the sunbelt (Arizona, Texas, and Florida) and building scale in existing Midwest markets.

Menu Innovation

Our primary strategy for menu innovation is to drive traffic through truly craveable foods that can be made with a Portillo's spin. We are constantly studying ways to further enhance our existing offerings while thoughtfully adding new high-quality items. We are also disciplined in maintaining the number of options on our menu, while ensuring consistency in execution, and maintaining the breadth that helps drive our industry-leading volumes. When a new item earns its way onto our menu, we often replace an existing item to maintain our operational efficiency. In the year ended December 25, 2022, we introduced the Plant-based Garden Dog. The Plant-based Garden Dog is made with 100% plant-based protein, grilled and dragged through the same garden of Chicago-style ingredients as our classic Chicago-style hot dog. We also offer seasonal shakes and specialty cakes to compliment our existing menu.

Portillo's Inc. Form 10-K | 34

Consolidated Results of Operations

The following table summarizes our results of operations for the fiscal years ended December 25, 2022 and December 26, 2021 (in thousands):

	Fiscal Years Ended
	December 25, 2022		December 26, 2021
REVENUES, NET	$587,104	100.0%	$534,952	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Cost of goods sold, excluding depreciation and amortization	204,237	34.8%	166,764	31.2%
Labor	154,392	26.3%	138,788	25.9%
Occupancy	30,657	5.2%	28,060	5.2%
Other operating expenses	65,312	11.1%	59,258	11.1%
Total restaurant operating expenses	454,598	77.4%	392,870	73.4%

General and administrative expenses	66,892	11.4%	87,089	16.3%
Pre-opening expenses	4,715	0.8%	3,565	0.7%
Depreciation and amortization	20,907	3.6%	23,312	4.4%
Net income attributable to equity method investment	(1,083)	(0.2)%	(797)	(0.1)%
Other income, net	(204)	—%	(1,099)	(0.2)%
OPERATING INCOME	41,279	7.0%	30,012	5.6%
Interest expense	27,644	4.7%	39,694	7.4%
Tax Receivable Agreement liability adjustment	(5,345)	(0.9)%	—	—%
Loss on debt extinguishment	—	—%	7,265	1.4%
INCOME (LOSS) BEFORE INCOME TAXES	18,980	3.2%	(16,947)	(3.2)%
Income tax expense (benefit)	1,823	0.3%	(3,531)	(0.7)%
NET INCOME (LOSS)	17,157	2.9%	(13,416)	(2.5)%
Less: Redeemable preferred units accretion	—	—%	(21,176)	(4.0)%
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON HOLDERS	17,157	2.9%	(34,592)	(6.5)%
Net income (loss) attributable to non-controlling interests	6,306	1.1%	(19,408)	(3.6)%
NET INCOME (LOSS) ATTRIBUTABLE TO PORTILLO'S INC.	$10,851	1.8%	$(15,184)	(2.8)%
Revenues, Net

Revenues primarily represent the aggregate sales of food and beverages, net of discounts. Sales taxes collected from customers are excluded from revenues. Revenues in any period are directly influenced by the number of operating weeks in the period, the number of open restaurants, restaurant traffic, our menu prices, third-party delivery platform prices and product mix. At the end of 2021, the Company began to record in revenues the difference in higher third-party delivery menu prices, versus regular menu prices. This markup was previously recorded in Cost of goods sold, excluding depreciation and amortization. As a result, this change positively impacted our same-restaurant sales growth by 2.0% to 3.0% in each quarter in 2022 and for the full fiscal year 2022, with a corresponding increase to Cost of goods sold, excluding depreciation and amortization. See Note 2. Summary Of Significant Accounting Policies-Revenue Recognition, for more information.

Portillo's Inc. Form 10-K | 35

Revenues for the year ended December 25, 2022 were $587.1 million compared to $535.0 million for the year ended December 26, 2021, an increase of $52.2 million or 9.7%. The increase in revenues was primarily attributed to the opening of new restaurants, combined with an increase in our same-restaurant sales. Three new restaurants opened in the year ended December 25, 2022 and five restaurants opened in 2021 positively impacted revenues in the year ended December 25, 2022 by approximately $25.3 million. Same-restaurant sales increased 5.4% during the year ended December 25, 2022, which was attributable to an increase in average check of 6.1% and a 2.7% impact from the change in recording third-party delivery pricing, offset by a 3.4% decline in transactions. The higher average check was driven by an approximate 7.5% increase in menu prices partially offset by lower items sold per transaction. We increased menu prices approximately 1.5% in the first quarter of 2022, approximately 3.5% during the second quarter of 2022, and approximately 3.4% during the fourth quarter of 2022 to combat inflationary cost pressures. For the purpose of calculating same-restaurant sales as of December 25, 2022, sales for 62 restaurants were included in the Comparable Restaurant Base (as defined in "Key Performance Indicators and Non-GAAP Financial Measures" below) as of the end of fiscal 2022.

Cost of Goods Sold, Excluding Depreciation and Amortization

Cost of goods sold, excluding depreciation and amortization includes the direct costs associated with food and beverages, including paper products and third-party delivery commissions. The components of cost of goods sold, excluding depreciation and amortization, are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs. The comparability of cost of goods sold, excluding depreciation and amortization, was impacted in 2022 versus 2021 due to the aforementioned change in how the Company records third-party delivery menu prices. Operating income has not been impacted by such change.

Cost of goods sold, excluding depreciation and amortization for the year ended December 25, 2022 was $204.2 million compared to $166.8 million for the year ended December 26, 2021, an increase of $37.5 million or 22.5%. This increase was primarily driven by a 15.2% increase in commodity prices, with the largest impacts in beef and chicken prices; the impact of how the Company records third-party delivery menu prices; the opening of three restaurants in the year ended December 25, 2022 and the opening of five restaurants in 2021. These increases were partially offset by a decline in transactions. As a percentage of revenues, net, cost of goods sold, excluding depreciation and amortization, increased 3.6% during the year ended December 25, 2022. This increase was primarily due to an increase in commodity prices and the impact of how the Company records third-party delivery menu prices, partially offset by an increase in our average check.

Labor Expenses

Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the year ended December 25, 2022 were $154.4 million compared to $138.8 million for the year ended December 26, 2021, an increase of $15.6 million or 11.2%. This increase was primarily driven by incremental investments to support our team members, including hourly rate increases primarily made in July 2022 and June 2021 and higher equity-based compensation, and the opening of three new restaurants during the year ended December 25, 2022 and the opening of five restaurants in 2021. These increases were partially offset by a decline in transactions and operational efficiencies. As a percentage of revenues, net, labor increased 0.4% during the year ended December 25, 2022 primarily due to the aforementioned incremental hourly rate increases to support our team members, partially offset by an increase in our average check.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes.

Occupancy expenses for the year ended December 25, 2022 were $30.7 million compared to $28.1 million for the year ended December 26, 2021, an increase of $2.6 million or 9.3%, primarily driven by the opening of three new restaurants in the year ended December 25, 2022 and the opening of five restaurants in 2021. As a percentage of revenues, occupancy expenses were flat during the year ended December 25, 2022 compared to the year ended December 26, 2021.

Portillo's Inc. Form 10-K | 36

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the year ended December 25, 2022 were $65.3 million compared to $59.3 million for the year ended December 26, 2021, an increase of $6.1 million or 10.2%, primarily driven by the opening of three new restaurants in the year ended December 25, 2022 and the opening of five restaurants in 2021 as well as an increase in building and equipment repairs and maintenance, insurance and credit card fees.

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

General and administrative expenses for the year ended December 25, 2022 were $66.9 million compared to $87.1 million for the year ended December 26, 2021, a decrease of $20.2 million or 23.2%. This decrease was primarily driven by a decrease in equity-based stock compensation of $15.5 million, option holder payments of $6.6 million made in 2021 in connection with the IPO, a decrease in variable-based compensation of $3.8 million and a decrease in transaction-related fees and expenses of $1.0 million. In 2021, we recognized additional equity-based stock compensation in connection with the IPO, as a result of the waiver and the resultant modification in the terms of certain performance-vesting awards. These decreases were offset by increases in salaries and wages attributable to annual rate increases, filling open positions, training program costs for future restaurant managers, insurance and software licensing fees.

Pre-Opening Expenses

Pre-opening expenses consist primarily of wages, occupancy expenses, which represent rent expense recognized during the period between the date of possession of the restaurant facility and the restaurant opening date, travel for the opening team, food, beverage, and the initial stocking of operating supplies. All such costs incurred prior to the opening are expensed in the period in which the expense was incurred. Pre-opening expenses can fluctuate significantly from period to period, based on the number and timing of openings and the specific pre-opening expenses incurred for each restaurant. Additionally, restaurant openings in new geographic market areas will initially experience higher pre-opening expenses than our established geographic market areas, such as the Chicagoland area, where we have greater economies of scale and incur lower travel and lodging costs for our training team.

Pre-opening expenses for the year ended December 25, 2022 were $4.7 million compared to $3.6 million for the year ended December 26, 2021, an increase of $1.2 million or 32.3%. This increase was due to the timing and geographic location of activities related to our planned restaurant openings at the end of fiscal 2022 and early fiscal 2023.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of recipes, and in prior years, non-compete agreements and favorable leasehold positions.

Depreciation and amortization expense for the year ended December 25, 2022 was $20.9 million compared to $23.3 million for the year ended December 26, 2021, a decrease of $2.4 million or 10.3%. This decrease was primarily attributable to an expired non-compete intangible asset, partially offset by incremental depreciation of capital expenditures related to the three new restaurants opened in 2022 and five restaurants opened in 2021.

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

Portillo's Inc. Form 10-K | 37

Net income attributable to equity method investment for the year ended December 25, 2022 was $1.1 million compared to $0.8 million for the year ended December 26, 2021. This increase was primarily driven by increased revenue, which is attributable to an increase in average check.

Other Income, Net

Other income, net includes among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains or losses on asset disposals.

Other income, net for the year ended December 25, 2022 was $0.2 million compared to $1.1 million for the year ended December 26, 2021, a decrease of $0.9 million or 81.4%. Other income, net decreased primarily due to an increase in trading losses in the rabbi trust used to fund our deferred compensation plan.

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for year ended December 25, 2022 was $27.6 million compared to $39.7 million for year ended December 26, 2021, a decrease of $12.1 million or 30.4%. This decrease was primarily driven by the payoff of the Second Term B-3 Loans with the use of IPO proceeds during the year ended December 26, 2021 and decreased borrowings on the First Lien Term B-3 Loans during the year ended December 25, 2022. This decrease was partially offset by $2.9 million of additional interest expense on the First Lien Term B-3 Loans due to rising interest rates affecting the floating portion of our First Lien Term B-3 Loans. There were no outstanding borrowings under the Revolving Facility during the year ended December 25, 2022 or year ended December 26, 2021.

Tax Receivable Agreement Liability Adjustment

In connection with the IPO, we entered into a Tax Receivable Agreement with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

The Tax Receivable Agreement liability adjustment was $5.3 million for the year ended December 25, 2022 related to a remeasurement primarily due to stock activity. There was no Tax Receivable Agreement liability adjustment for the year ended December 26, 2021.

Loss on Debt Extinguishment

Loss on debt extinguishment for the year ended December 26, 2021 was $7.3 million due to prepayment penalties of $3.1 million and the write-off of debt discount and deferred issuance costs of $4.2 million associated with the payoff of the Second Term B-3 Loans. There was no such loss for year ended December 25, 2022.

Income Tax Expense (Benefit)

Portillo's OpCo is treated as a partnership for U.S. federal, as well as state and local income tax purposes and is not subject to taxes. Rather, any taxable income or loss generated by Portillo's OpCo is allocated to its members in relation to their respective ownership percentage of Portillo's OpCo. As of the IPO, we are subject to U.S. federal, as well as state and local income taxes with respect to our allocable share of any taxable income or loss of Portillo's OpCo, as well as any stand-alone income or loss generated by Portillo's Inc.

Income tax expense for the year ended December 25, 2022 was $1.8 million compared to an income tax benefit of $3.5 million for the year ended December 26, 2021, an increase of $5.4 million. Our effective income tax rate for year ended December 25, 2022 was 9.6%, compared to 20.9% for year ended December 26, 2021. The decrease in our effective income tax rate for the year ended December 25, 2022 compared to the year ended December 26, 2021 was primarily driven by the change in the valuation allowance and the tax benefit from the exercise and vesting of equity-based awards.

Portillo's Inc. Form 10-K | 38

Net Income (Loss) Attributable to Non-controlling Interests

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

Net income attributable to non-controlling interests for the year ended December 25, 2022 was $6.3 million, compared to a loss of $19.4 million for the year ended December 26, 2021. The increase in net income attributable to non-controlling interests for the year ended December 25, 2022 was primarily due to an improvement in net income primarily due to the factors driving the aforementioned expenses, compared to the year ended December 26, 2021 and a decrease in the non-controlling interest holders' weighted average ownership, from 49.9% for the year ended December 26, 2021 to 45.8% for the year ended December 25, 2022.

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

	Fiscal Years Ended
	December 25, 2022	December 26, 2021
Total Restaurants (a)	72	69
AUV (in millions) (a)	$8.5	$8.2
Change in same-restaurant sales (b)	5.4%	10.5%
Adjusted EBITDA (in thousands) (b)	$84,955	$98,497
Adjusted EBITDA Margin (b)	14.5%	18.4%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$132,506	$142,082
Restaurant-Level Adjusted EBITDA Margin (b)	22.6%	26.6%

(a) Includes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity, as described in Note 2. Summary Of Significant Accounting Policies in our consolidated financial statements. Total restaurants indicated are as of a point in time.
(b) Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). As of December 25, 2022 and December 26, 2021, there were 62 and 61 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity, as described in Note 2. Summary Of Significant Accounting Policies in our consolidated financial statements.

A change in same-restaurant sales growth is the result of a change in restaurant transactions, average guest check, or a combination of the two. We gather daily sales data and regularly analyze the guest transaction counts and the mix of menu items sold to strategically evaluate menu pricing and demand. Measuring our same-restaurant sales growth allows management to evaluate the performance of our existing restaurant base. We believe this measure provides a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of restaurant openings and enables investors to better understand and evaluate the Company’s historical and prospective operating performance.

Portillo's Inc. Form 10-K | 39

Average Unit Volume

AUV is the total revenue (excluding gift card breakage) recognized in the Comparable Restaurant Base, including C&O, divided by the number of restaurants in the Comparable Restaurant Base, including C&O, by period.

This key performance indicator allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Adjusted EBITDA and Adjusted EBITDA Margin, and Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin. Accordingly, these measures are not required by, nor presented in accordance with GAAP, but rather are supplemental measures of operating performance of our restaurants. You should be aware that these measures are not indicative of overall results for the Company and that Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin do not accrue directly to the benefit of shareholders because of corporate-level expenses excluded from such measures. These measures are supplemental measures of operating performance and our calculations thereof may not be comparable to similar measures reported by other companies. These measures are important measures to evaluate the performance and profitability of our restaurants, individually and in the aggregate, but also have important limitations as analytical tools and should not be considered in isolation as substitutes for analysis of our results as reported under GAAP.

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

Portillo's Inc. Form 10-K | 40

The following table reconciles net income (loss) to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Fiscal Years Ended
	December 25, 2022	December 26, 2021
Net income (loss)	$17,157	$(13,416)
Depreciation and amortization	20,907	23,312
Interest expense	27,644	39,694
Loss on debt extinguishment	—	7,265
Income tax expense (benefit)	1,823	(3,531)
EBITDA	67,531	53,324
Deferred rent (1)	3,998	3,161
Equity-based compensation	16,137	30,708
Option holder payment and consulting fees (2)	—	7,744
Other income (3)	397	292
Transaction-related fees & expenses (4)	2,237	3,268
Tax Receivable Agreement liability adjustment (5)	(5,345)	—
Adjusted EBITDA	$84,955	$98,497
Adjusted EBITDA Margin	14.5%	18.4%
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

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Fiscal Years Ended
	December 25, 2022	December 26, 2021
Operating income	$41,279	$30,012
Plus:
General and administrative expenses	66,892	87,089
Pre-opening expenses	4,715	3,565
Depreciation and amortization	20,907	23,312
Net income attributable to equity method investment	(1,083)	(797)
Other income, net	(204)	(1,099)
Restaurant-Level Adjusted EBITDA	$132,506	$142,082
Restaurant-Level Adjusted EBITDA Margin	22.6%	26.6%

Portillo's Inc. Form 10-K | 41

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Facility. As of December 25, 2022, we maintained cash and cash equivalents and restricted cash balance of $44.4 million and had $45.8 million of availability under our Revolving Facility.

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

Based upon current levels of operations and anticipated growth, we expect that cash flows from operations will be sufficient to meet our needs for at least the next twelve months and the foreseeable future. See Note 18. Subsequent Events for a discussion of the New Revolver Facility, which replaced the Revolving Facility, effective February 2, 2023.

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

Secondary Offerings

In the third quarter and fourth quarter of 2022, the Company completed two secondary offerings of 8,066,458 shares (including 66,458 shares sold to the underwriters pursuant to their overallotment option) and 8,000,000 shares, respectively, of the Company's Class A common stock at an offering price of $23.75 and $22.69, respectively, per share. We used all of the net proceeds from the secondary offerings to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

Portillo's Inc. Form 10-K | 42

Tax Receivable Agreement

As of December 25, 2022, we estimate that our obligation for future payments under the TRA totaled $252.8 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $297.4 million as of December 25, 2022. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $252.8 million, primarily over the next 15 years, substantially declining in year 16 through year 47. We expect a payment of $0.8 million to be paid within the next 12 months.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Fiscal Years Ended
	December 25, 2022	December 26, 2021
Net cash provided by operating activities	$56,889	$42,874
Net cash used in investing activities	(47,017)	(36,260)
Net cash used in financing activities	(4,708)	(8,783)
Net increase (decrease) in cash and cash equivalents and restricted cash	5,164	(2,169)
Cash and cash equivalents and restricted cash at beginning of period	39,263	41,432
Cash and cash equivalents and restricted cash at end of period	$44,427	$39,263
Operating Activities

Net cash provided by operating activities for the year ended December 25, 2022 was $56.9 million compared to net cash provided by operating activities of $42.9 million for the year ended December 26, 2021, an increase of $14.0 million or 32.7%. This increase was driven by higher net income of $30.6 million and the change in operating assets and liabilities of $10.9 million, partially offset by the change in non-cash items of $27.4 million.

The $10.9 million change in our operating asset and liability balances was primarily driven by operating assets and liabilities being a source of net cash of $3.9 million in year ended December 25, 2022, compared to a use of net cash of $7.0 million in year ended December 26, 2021 driven by the change in accounts payable and accrued expenses and other liabilities due to increased payments in the prior year for insurance and interest. The $27.4 million change from the year ended December 26, 2021 in non-cash charges is primarily attributable to equity-based compensation and loss on debt extinguishment in the prior year, offset by a decrease in depreciation and amortization.

Investing Activities

Net cash used in investing activities was $47.0 million for the year ended December 25, 2022 compared to net cash used in investing activities of $36.3 million for the year ended December 26, 2021, an increase of $10.8 million or 29.7%. This increase was primarily due to the number of restaurant openings and builds in process during 2022.

Portillo's Inc. Form 10-K | 43

Financing Activities

Net cash used in financing activities was $4.7 million for the year ended December 25, 2022 compared to net cash used in financing activities of $8.8 million for the year ended December 26, 2021, a decrease of $4.1 million or 46.4%.

During the year ended December 25, 2022, we received proceeds of $365.0 million, net of underwriting discounts and commissions, which were used to purchase LLC Units or shares of Class A common stock from certain pre-IPO LLC Members of $365.0 million. In addition, payments of IPO offering costs were $0.8 million, payments on long term-debt were $3.3 million and payments related to stock activity were $0.6 million.

During the year ended December 26, 2021, we received proceeds from our IPO of $437.1 million, net of underwriting discounts and commissions. As discussed in Liquidity and Capital Resources, the proceeds were used to repay the redeemable preferred units in full (including the redemption premium) of $221.7 million, to repay all of the borrowings outstanding under the Second Lien Credit Agreement (including prepayment penalties) of $158.1 million; and to purchase LLC Units or shares of Class A common stock from certain pre-IPO LLC Members and shareholders of the Blocker Companies of $57.0 million. In addition, payments of IPO offering costs were $6.3 million and payments on long term-debt were $3.3 million.

Revolving Facility and Liens

During the year ended December 25, 2022, we maintained a Revolving Facility that provided for a revolving total commitment amount of $50.0 million, which, as of February 2, 2023, was replaced by the New Revolver Facility, as further described in this section below and in Note 18. Subsequent Events.

As of December 25, 2022, there were no borrowings outstanding under the Revolving Facility. We had $45.8 million of availability, as of December 25, 2022, after giving effect to $4.2 million in outstanding letters of credit.

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

The Borrower is subject to certain financial and reporting covenants pursuant to the terms of the First Lien Credit Agreement. These covenants are customary for these types of debt agreements. As of December 25, 2022, the Company was in compliance with all covenants.

On February 2, 2023, Holdings, the Borrower, the other Guarantors party thereto from time to time, each lender party thereto from time to time and Fifth Third Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender entered into a New Credit Agreement which provides for a Term Loan in an initial aggregate principal amount of $300.0 million and a New Revolver Facility in an initial aggregate principal amount of $100.0 million. The proceeds under the Term Loan and New Revolver Facility, along with cash on hand, were used to repay outstanding indebtedness under the First Lien Credit Agreement and to pay related transaction expenses. The Company anticipates using the remainder of the loan proceeds for general corporate purposes and working capital needs.

See Note 18. Subsequent Events for refinancing of borrowings under the First Lien Credit Agreement.

Material Cash Requirements

Our material cash requirements greater than twelve months include:

Debt. Refer to Note 9. Debt and Note 18. Subsequent Events, under the header New Credit Agreement, to the consolidated financial statements for further information of our obligations and the timing of expected payments.

Lease obligations. Refer to Note 10. Leases to the consolidated financial statements for further information of our obligations and the timing of expected payments.

Portillo's Inc. Form 10-K | 44

Liabilities under the tax receivable agreement. Refer to Note 14. Income Taxes to the consolidated financial statements for further information of our obligations.

We may enter into purchase commitments relating to supply chain, construction, marketing and other service-related arrangements that occur in the normal course of business. Such commitments are typically short-term in nature and are not material as of December 25, 2022.

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. We describe our significant accounting policies in Note 2. Summary Of Significant Accounting Policies to the consolidated financial statements.

Critical accounting estimates are defined as those reflective of significant judgments, estimates and uncertainties, which may result in materially different results under different assumptions and conditions. Due to their inherent uncertainty, these judgments and estimates may be subject to change, which could materially impact future periods.

Leases

We lease land for our retail restaurants and commissaries, and office space under various long-term operating lease agreements that expire or become subject to renewal clauses at various dates through 2068. We also lease equipment, which primarily consists of restaurant equipment and copiers. We have immaterial short-term operating leases, such as those for seasonal rentals and training spaces. We evaluate the contracts to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified. We evaluate whether we control the use of the asset, which is determined by assessing whether we obtain substantially all economic benefits from the use of the asset, and whether we have the right to direct the use of the asset. If these criteria are met and we have identified a lease, we account for the contract under the requirements of ASC 842.

Upon the possession of a leased asset, we determine its classification as an operating or financing lease. As of December 25, 2022, all of our leases are classified as operating leases. We make judgments regarding the probable term for each lease, which can impact the classification and accounting for a lease as operating or financing, as well as the amount of straight-lined rent expense in a particular period. Generally, the leases for the restaurant locations have an initial term of 10 years to 20 years and typically provide for renewal options in five-year increments, as well as rent escalations. Renewal options are generally recognized as part of the right-of-use assets and lease liabilities as it is reasonably certain at commencement date that we would exercise the options to extend the lease. Some of our real estate leases provide for base rent, plus if applicable additional rent based on gross sales, as defined in each lease agreement, which is considered to be variable rent. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. Lease expense incurred before a restaurant opens is recorded in pre-opening expenses in the consolidated statements of operations. Once a restaurant opens, we record the straight-line lease expense and any contingent rent, if applicable, in occupancy and related expenses on the consolidated statements of operations. Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in occupancy and other operating expenses on the consolidated statements of operations and is generally considered to be variable rent. For leases with a lease term of 12 months or less ("short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the consolidated balance sheets.

Per the ASC 842 requirements, a lessee is required to use the rate implicit in the lease when readily determinable; alternatively, it would use the incremental borrowing rate in determining the present value of future lease payments. We estimate our incremental borrowing rates corresponding to the maturities of our leases. We estimate this rate based on prevailing financial market conditions, indications for the Company's credit rating, and other benchmarks related to our outstanding secured borrowings.

Portillo's Inc. Form 10-K | 45

We expend cash for leasehold improvements to build out our leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed by our landlords as landlord incentives pursuant to agreed-upon terms in our lease agreements. If obtained, landlord incentives usually take the form of up-front cash, full or partial credits against our future minimum or contingent rents otherwise payable by us, or a combination thereof. In most cases, landlord incentives are received after we take possession of the property, as we meet required milestones during the construction of the property. We include these amounts in the measurement of the initial operating lease liability, which are also reflected as a reduction to the initial measurement of the right-of-use asset.

Liabilities Under Tax Receivable Agreement

As described in "Liquidity Upon IPO", we are a party to the TRA under which we are contractually committed to pay certain of our pre-IPO LLC Members 85% of the amount of any tax savings that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. Therefore, we would only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. As of December 25, 2022, we recognized $252.8 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would de-recognize the portion of the liability related to the benefits not expected to be utilized.

Additionally, we estimate the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current on our consolidated balance sheet. This determination is based on our estimate of taxable income for the next fiscal year and the timing of the anticipated payments. To the extent our estimate differs from actual results, we may be required to reclassify portions of our liabilities under the TRA between current and non-current. We expect a payment of $0.8 million to be paid within the next 12 months.

Income Taxes

We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Portillo’s OpCo and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations, plus payments under the TRA, which are expected to be significant. We intend to cause Portillo’s OpCo to make cash distributions to us in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the TRA. We anticipate that we will account for the income tax effects and corresponding TRA’s effects resulting from future taxable exchanges or redemptions of LLC Units of pre-IPO LLC Members by us or Portillo’s OpCo by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the purchase or redemption.

The amounts recorded for both the deferred tax assets and the liability for our obligations under the TRA were estimated at the time of the IPO and secondary offerings as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss).

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of December 25, 2022, we had $150.5 million of deferred tax assets, net of the recorded valuation allowance.

Under the provisions of ASC 740—Income Taxes, as it relates to accounting for uncertainties in tax positions, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the tax year ended December 25, 2022, we did not record any unrecognized tax benefits.

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

Portillo's Inc. Form 10-K | 47

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity and Food Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or are affected by the price of other commodities. Factors that affect the price of commodities are generally outside of our control and include raw material inputs, geopolitical events, weather conditions, currency markets and global supply and demand dynamics, among other items.

In order to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. Structured programs within our organization exist to mitigate adverse impacts and proactively direct risk management strategies across our portfolio of key products, services and energy platforms.

Interest Rate Risk

Our credit facilities incur interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 25, 2022 and December 26, 2021, we had $322.4 million and $325.8 million, respectively, in outstanding borrowings under our credit facilities, excluding unamortized debt discount and deferred issuance costs. Based on the amount outstanding under our credit facilities as of December 25, 2022, a change of one hundred basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $3.3 million on an annual basis.

On February 2, 2023 (the “Closing Date”), Holdings, the Borrower, the other Guarantors party thereto from time to time, each lender party thereto from time to time and Fifth Third Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender entered into a Credit Agreement (“New Credit Agreement”) which provides for a Term Loan in an initial aggregate principal amount of $300.0 million and initial Revolving Credit Commitments in an initial aggregate principal amount of $100.0 million (the “New Revolver Facility”). As of the Closing Date, the Term Loan and the New Revolver Facility will accrue interest at the forward-looking secured overnight financing rate plus an applicable rate determined upon the total net rent to adjusted leverage ratio, subject to a floor of 0.00% (plus a credit spread adjustment of 0.10% per annum for 1-month interest periods and 0.15% for 3-month interest periods). The interest rate applicable to borrowings under the New Credit Agreement may subsequently be adjusted on periodic measurement dates provided for under the New Credit Agreement based on the type of loans borrowed by the Borrower and the total net rent to adjusted leverage ratio of the Borrower at such time.

Effects of Inflation

Inflation has the potential to impact restaurant operating expenses at all levels. Whether that pressure originates from commodity costs, labor expenses, energy or transportation this can have a material influence on restaurant margins.

Several strategies are employed to combat the ongoing inflationary pressures, including improvement to restaurant operating efficiencies, strategic menu price increases and supplier partner engagement via pricing programs. A well-balanced portfolio of varying risk management approaches related to supply partner management assists in ensuring varying degrees of cost mitigation. These platforms vary from long term, fixed price agreements to commodity market based indexed pricing programs.

While we have historically been able to partially offset inflation and other changes in operating expenses through productivity improvements, strategic menu prices increases and more efficient sourcing practices, there can be no assurance that we will be able to continue to do so in the future.

In addition, a portion of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, an increase in occupancy and related expenses will offset a proportionate share of any menu price increases at our restaurants.

Labor Costs

Increases in minimum wage, health care and other benefit costs may have a material adverse effect on our labor costs. We operate in many states and localities where the minimum wage is significantly higher than the federal minimum wage.

Portillo's Inc. Form 10-K | 48

The market for labor in the United States is competitive and has resulted in pressure on wages and may continue to do so in the future. Increases in minimum wage and market pressure may also result in increases in the wage rates paid for non-minimum wage positions. Many states and localities are also passing laws regulating employment practices and working conditions which could have a material adverse effect on our labor costs in those areas.

Portillo's Inc. Form 10-K | 49

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Portillo's Inc. Form 10-K | 50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Portillo's Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Portillo's Inc. and subsidiaries (the "Company") as of December 25, 2022 and December 26, 2021, the related consolidated statements of operations, stockholders’ and members’ equity, and cash flows, for each of the three years in the period ended December 25, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2022 and December 26, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective December 27, 2021, due to adoption of FASB ASC 842, Leases, using the modified retrospective method.

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
March 2, 2023

We have served as the Company's auditor since 2014.

Portillo's Inc. Form 10-K | 51

PORTILLO'S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 25, 2022	December 26, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$44,427	$39,263
Accounts receivable	8,590	7,840
Inventory	7,387	6,078
Prepaid expenses	4,922	5,836
Total current assets	65,326	59,017
Property and equipment, net	227,036	190,834
Operating lease assets	166,808	—
Goodwill	394,298	394,298
Trade names	223,925	223,925
Other intangible assets, net	31,800	35,832
Equity method investment	16,274	16,170
Deferred tax assets	150,497	74,455
Other assets	4,119	5,042
Total other assets	820,913	749,722
TOTAL ASSETS	$1,280,083	$999,573

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,273	$27,249
Current portion of long-term debt	4,155	3,324
Current portion of Tax Receivable Agreement liability	813	—
Current deferred revenue	7,292	6,893
Short-term operating lease liability	4,849	—
Accrued expenses	29,915	29,472
Total current liabilities	77,297	66,938
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	314,425	315,829
Deferred rent	—	32,174
Tax Receivable Agreement liability	252,003	156,638
Long-term operating lease liability	200,166	—
Other long-term liabilities	3,291	4,588
Total long-term liabilities	769,885	509,229
Total liabilities	847,182	576,167

COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, — issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 48,420,723 and 35,807,171 shares issued and outstanding as of December 25, 2022 and December 26, 2021, respectively	484	358
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 23,837,162 and 35,673,321 shares issued and outstanding as of December 25, 2022 and December 26, 2021, respectively	—	—
Additional paid-in-capital	260,664	186,856
Accumulated deficit	(4,812)	(15,950)
Total stockholders' equity attributable to Portillo's Inc.	256,336	171,264
Non-controlling interest	176,565	252,142
Total stockholders' equity	432,901	423,406
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,280,083	$999,573
See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 52

PORTILLO'S INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Fiscal Years Ended
	December 25, 2022	December 26, 2021	December 27, 2020

REVENUES, NET	$587,104	$534,952	$455,471

COST AND EXPENSES:
Restaurant operating expenses:
Cost of goods sold, excluding depreciation and amortization	204,237	166,764	142,446
Labor	154,392	138,788	115,991
Occupancy	30,657	28,060	24,920
Other operating expenses	65,312	59,258	50,169
Total restaurant operating expenses	454,598	392,870	333,526

General and administrative expenses	66,892	87,089	39,854
Pre-opening expenses	4,715	3,565	2,209
Depreciation and amortization	20,907	23,312	24,584
Net income attributable to equity method investment	(1,083)	(797)	(459)
Other income, net	(204)	(1,099)	(1,537)
OPERATING INCOME	41,279	30,012	57,294
Interest expense	27,644	39,694	45,031
Tax Receivable Agreement liability adjustment	(5,345)	—	—
Loss on debt extinguishment	—	7,265	—
INCOME (LOSS) BEFORE INCOME TAXES	18,980	(16,947)	12,263
Income tax expense (benefit)	1,823	(3,531)	—
NET INCOME (LOSS)	17,157	(13,416)	12,263
Less: Redeemable preferred units accretion	—	(21,176)	(20,524)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON HOLDERS	17,157	(34,592)	(8,261)
Net income (loss) attributable to non-controlling interests	6,306	(19,408)	—
NET INCOME (LOSS) ATTRIBUTABLE TO PORTILLO'S INC.	$10,851	$(15,184)	$(8,261)

Income (loss) per common share attributable to Portillo's Inc.:
Basic	$0.28	$(0.42)	$(0.16)
Diluted	$0.25	$(0.42)	$(0.16)

Weighted-average common shares outstanding:
Basic	38,902,259	35,807,171	51,189,017
Diluted	42,715,977	35,807,171	51,189,017

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 53

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(In thousands, except unit/share data)

FOR THE FISCAL YEARS ENDED DECEMBER 26, 2021 and DECEMBER 27, 2020

	Preferred Units			Class A Common Stock		Class B Common Stock
	Units	Amount	Members' Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling interest	Total Equity
Balance, as of December 29, 2019	100,000	$180,047	$147,734	—	$—	—	$—	$—	$—	$—	$147,734
Net income	—	—	12,263	—	—	—	—	—	—	—	12,263
Unit-based compensation	—	—	960	—	—	—	—	—	—	—	960
Repayment of subscription receivable	—	—	250	—	—	—	—	—	—	—	250
Issuance of common units	—	—	26	—	—	—	—	—	—	—	26
Redeemable preferred units accretion	—	20,524	(20,524)	—	—	—	—	—	—	—	(20,524)
Balance, as of December 27, 2020	100,000	$200,571	$140,709	—	$—	—	$—	$—	$—	$—	$140,709
Redeemable preferred units accretion and redemption premium	—	21,176	(21,176)	—	—	—	—	—	—	—	(21,176)
Issuance of common units	—	—	100	—	—	—	—	—	—	—	100
Repayment of subscription receivable	—	—	499	—	—	—	—	—	—	—	499
Net income prior to the Transactions	—	—	21,942	—	—	—	—	—	—	—	21,942
Unit-based compensation prior to the Transactions	—	—	492	—	—	—	—	—	—	—	492
Effect of the Transactions	—	—	(142,566)	12,496,361	125	35,673,321	—	71,416	—	71,150	125
Issuance of Class A common stock sold in initial public offering, net of underwriting discounts of $29.1 million and other offering expenses of $7.1 million	—	—	—	23,310,810	233	—	—	372,658	—	—	372,891
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	(185,980)	—	185,980	—
Payoff of redeemable preferred units	(100,000)	(221,747)	—	—	—	—	—	—	—	—	—
Net loss subsequent to the Transactions	—	—	—	—	—	—	—	—	(15,950)	(19,408)	(35,358)
Equity-based compensation subsequent to the Transactions	—	—	—	—	—	—	—	14,477	—	14,420	28,897
Establishment of Tax Receivable Agreement liability and corresponding deferred tax assets	—	—	—	—	—	—	—	(85,715)	—	—	(85,715)
Balance, as of December 26, 2021	—	$—	$—	35,807,171	$358	35,673,321	$—	$186,856	$(15,950)	$252,142	$423,406
See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 54

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(In thousands, except unit/share data)

FOR THE FISCAL YEAR ENDED DECEMBER 25, 2022
	Preferred Units			Class A Common Stock		Class B Common Stock
	Units	Amount	Members' Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling interest	Total Equity
Balance, as of December 26, 2021	$—	$—	$—	35,807,171	$358	35,673,321	$—	$186,856	$(15,950)	$252,142	$423,406
Net income	—	—	—	—	—	—	—	—	10,851	6,306	17,157
Adoption of Accounting Standards Codification 842 - Leases	—	—	—	—	—	—	—	—	287	174	461
Equity-based compensation expense	—	—	—	—	—	—	—	8,820	—	7,317	16,137
Activity under equity-based compensation plans	—	—	—	777,393	8	—	—	(606)	—	—	(598)
Redemption of LLC Units in connection with the secondary offering	—	—	—	11,836,159	118	(11,836,159)	—	(118)	—	—	—
Non-controlling interest adjustment	—	—	—	—	—	—	—	89,374	—	(89,374)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	(23,662)	—	—	(23,662)
Balance, as of December 25, 2022	—	$—	$—	48,420,723	$484	23,837,162	$—	$260,664	$(4,812)	$176,565	$432,901

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 55

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	December 25, 2022	December 26, 2021	December 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,157	$(13,416)	$12,263
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,907	23,312	24,584
Amortization of debt issuance costs and discount	2,751	3,607	3,863
Loss on sales of assets	398	256	98
Equity-based compensation	16,137	29,389	960
Deferred rent and tenant allowance	—	4,120	3,888
Deferred income tax provision (benefit)	1,820	(3,532)	—
Tax Receivable Agreement liability adjustment	(5,345)	—	—
Amortization of deferred lease incentives	—	(388)	(330)
Gift card breakage	(798)	(715)	(700)
Loss on debt extinguishment	—	7,265	—
Changes in operating assets and liabilities:
Accounts receivables	191	(777)	(753)
Receivables from related parties	96	(152)	280
Inventory	(1,309)	(1,003)	(1,180)
Other current assets	914	(2,921)	(416)
Operating lease assets	6,793	—	—
Accounts payable	(3,621)	1,788	1,354
Accrued expenses and other liabilities	1,587	(4,521)	6,573
Operating lease liabilities	(2,426)	—	—
Deferred lease incentives	1,651	690	2,314
Other assets and liabilities	(14)	(128)	5,473
NET CASH PROVIDED BY OPERATING ACTIVITIES	56,889	42,874	58,271
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,061)	(36,183)	(21,452)
Purchase of investment securities	—	(200)	—
Proceeds from the sale of property and equipment	44	123	32
NET CASH USED IN INVESTING ACTIVITIES	(47,017)	(36,260)	(21,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term debt	—	—	(15,000)
Payments of long-term debt	(3,324)	(158,324)	(13,324)
Proceeds from Paycheck Protection Program loan	—	—	10,000
Payment of long-term debt prepayment penalty	—	(3,100)	—
Proceeds from equity offering, net of underwriting discounts	364,956	437,078	—
Repurchase of outstanding equity / Portillo's OpCo units	(364,956)	(57,010)	—
Payment of preferred units and preferred units liquidation	—	(221,747)	—
Payment of initial public offering issuance costs	(771)	(6,279)	—
Proceeds from stock option exercises	1,890	—	—
Employee withholding taxes related to net settled equity awards	(2,632)	—	—
Proceeds from Employee Stock Purchase Plan purchases	129	—	—
Proceeds from issuance of common units	—	100	26
Repayment of stock subscription receivable	—	499	250
NET CASH USED IN FINANCING ACTIVITIES	(4,708)	(8,783)	(18,048)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	5,164	(2,169)	18,803
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	39,263	41,432	22,629
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$44,427	$39,263	$41,432

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 56

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	December 25, 2022	December 26, 2021	December 27, 2020
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$23,968	$43,544	$34,294
Income tax paid	—	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$9,796	$2,195	$5,008
Redeemable preferred units accretion	—	(21,176)	(20,524)
Deferred offering costs in accounts payable	—	771	—
Establishment of liabilities under Tax Receivable Agreement	101,524	156,638	—

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 57

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF BUSINESS

Portillo’s Inc. (the "Company") was formed and incorporated as a Delaware corporation on June 8, 2021. The Company was formed for the purpose of completing an initial public offering ("IPO") and related reorganization transactions (collectively, the "Transactions”) in order to carry on the business of PHD Group Holdings LLC and its subsidiaries ("Portillo's OpCo"). Following the consummation of the Transactions on October 20, 2021, the Company became the sole managing member of Portillo’s OpCo, and as sole managing member, the Company operates and controls all of the business and affairs of Portillo's OpCo. As a result, the Company consolidates the financial results of Portillo's OpCo and reports a non-controlling interest representing the economic interest in Portillo's OpCo held by the other members of Portillo's OpCo (the "pre-IPO LLC Members"). Unless the context otherwise requires, references to "we," "us," "our," "Portillo's," and the "Company" refer to Portillo's Inc. and its subsidiaries, including Portillo's OpCo.

We operate fast-casual restaurants in Illinois, Indiana, California, Arizona, Florida, Wisconsin, Minnesota, Iowa and Michigan, along with two food production commissaries in Illinois. As of December 25, 2022 and December 26, 2021, the Company had 71 and 68 restaurants in operation, respectively, excluding a restaurant owned by C&O Chicago, LLC ("C&O"). The Company also had two and three non-traditional locations in operation as of December 25, 2022 and December 26, 2021, respectively. These non-traditional locations include a food truck and a ghost kitchen (small kitchen with no store-front presence, used to fill online orders). Portillo's Inc., additionally has a 50% interest in a single restaurant owned by C&O, that is referred to in Note 2. Summary Of Significant Accounting Policies. There were no restaurant closings during any period presented in the financial statements. The Company’s principal corporate offices are located in Oak Brook, Illinois.

Initial Public Offering

The Company's registration statement on Form S-1, as amended (Registration No. 333-259810), related to its IPO was declared effective October 20, 2021, and the Company's Class A common stock began trading on the Nasdaq Global Select Market under the symbol "PTLO" on October 21, 2021. On October 25, 2021, the Company completed its IPO of 23,310,810 shares of the Company's Class A common stock (including 3,040,540 shares sold to the underwriters pursuant to their overallotment option), at an offering price of $20.00 per share. The Company received aggregate net proceeds of approximately $430.0 million after deducting underwriting discounts and commissions of $29.1 million and other offering expenses of approximately $7.1 million.

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

•We amended and restated our certificate of incorporation to authorize the issuance of two series of common stock: Class A common stock and Class B common stock. Each share of Class A common stock and Class B common stock entitles its holder to one vote per share on all matters submitted to a vote of our shareholders. The Class B common stock is not entitled to economic interests in Portillo’s Inc.

The net proceeds and cash on hand were used as follows:

•to repay the redeemable preferred units in full (including the redemption premium) of $221.7 million;
•to repay all of the borrowings outstanding under the Second Lien Credit Agreement (including any prepayment penalties) of $158.1 million; and
•to purchase LLC Units and corresponding shares of Class B common stock or shares of Class A common stock from certain pre-IPO LLC Members of $57.0 million.

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
Secondary Offerings

In the third quarter of 2022, the Company completed a secondary offering of 8,066,458 shares of the Company's Class A common stock at an offering price of $23.75 per share ("Q3 Secondary Offering"). We used all of the net proceeds from the Q3 Secondary Offering to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. The proceeds from the Q3 Secondary Offering were used to (i) purchase 2,123,899 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 5,942,559 LLC Units held by certain pre-IPO LLC Members. In connection with the redemption, 5,942,559 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 5,942,559 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

In the fourth quarter of 2022, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $22.69 per share ("Q4 Secondary Offering"). We used all of the net proceeds from the Q4 Secondary Offering to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable. The proceeds from the Q4 Secondary Offering were used to (i) purchase 2,106,400 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 5,893,000 LLC Units held by the pre-IPO LLC Members. In connection with the redemption, 5,893,000 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 5,893,000 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

As of December 25, 2022, the Company owned 67.0% of Portillo's OpCo and the pre-IPO LLC Members owned the remaining 33.0% of Portillo's OpCo.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company does not have any components of other comprehensive income (loss) recorded within its consolidated financial statements, and therefore, does not separately present a statement of comprehensive income (loss).

Portillo's Inc. Form 10-K | 59

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2022, 2021 and 2020 each consisted of 52 weeks. The fiscal periods presented in this report are years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively. Unless otherwise stated, references to years in this report relate to fiscal years.

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

Restricted cash includes amounts that are held in the Company’s bank accounts subject to minimum balance requirements for medical claim disbursements.

Accounts Receivable

Accounts receivable consist primarily of vendor rebates, tenant improvement receivables, and delivery receivables as well as receivables from related parties (see Note 17. Related Party Transactions). The Company evaluates the collectability of its accounts receivable based on a variety of factors, including historical experience, current and future economic and market conditions and other factors. Based on these factors, no allowance for uncollectible accounts was recorded at December 25, 2022 or December 26, 2021.

Inventory

Inventory, which consists mainly of food products, is valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out (FIFO) method. No other adjustment is deemed necessary to reduce inventory to lower of cost or net realizable value due to the rapid turnover and high utilization of inventory.

The Company operates two commissaries to supply the Company's restaurants with several products and ensures product consistency and quality. The commissaries derive revenue principally from the sale and distribution of food to our distributors, who, in turn, sell the food to the restaurants. This is considered under ASC 845, Non-Monetary Transactions, and the impact on the statement of operations is not material. These products are held as inventory at distributors on a short-term consignment basis. Inventories subject to these consignment arrangements are recorded on the Company’s consolidated balance sheet and were $0.7 million and $0.4 million as of December 25, 2022 and December 26, 2021, respectively.

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

The Company reviews its long-lived assets, including property and equipment, definite-lived intangible assets and operating lease assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. Recoverability is measured by a comparison of the carrying amount to future undiscounted cash flows that are expected to be generated by the asset or asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value exceeds the estimated fair value. Restaurant-level assets are grouped by restaurant for the purpose of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No impairment charge was recorded for any period presented.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are assessed for impairment annually in the fourth quarter or more frequently if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit or an intangible asset is less than its carrying value. The Company has one reporting unit which is evaluated for impairment annually. Fair value of the reporting unit is estimated using the market approach that uses publicly available market data, including publicly traded stock prices and total shares outstanding to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit and the carrying value of the reporting unit.

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

Portillo's Inc. Form 10-K | 61

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Reverse Common Unit Split

On October 20, 2021, the members of Portillo's OpCo amended the LLC Agreement, effecting a 7.4-for-1 reverse common unit split. All applicable unit data, per unit amounts and related information in the consolidated financial statements and notes thereto for the year ended December 27, 2020 have been adjusted retroactively to give effect to the 7.4-for-1 reverse common unit split.

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

The Company offers delivery services to its customers. For delivery sales through Portillos.com or the Portillo's App, the Company recognizes revenue, including delivery fees, when the performance obligation is complete and the food is transferred to the customer. For delivery sales through a non-Company owned channel, such as the delivery partner’s website or app, as of the end of 2021, we recognize marketplace sales, including third-party delivery menu price premiums, as revenue when control of the food is transferred to the delivery service, excluding any delivery or service fees charged to the customer. Prior to the end of 2021, this price premium was previously recorded in cost of goods sold, excluding depreciation and amortization. The amount of the price premium recorded in 2021 and prior periods is not material and there is no anticipated or actual impact on operating income or net income for any period.

Generally, revenue is recognized as promised goods or services transfer to the guest or customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Refer to Note 3. Revenue Recognition for additional detail.

Commitments

The majority of the food products the Company purchases are subject to changes in price primarily due to the effect of supply and demand of the commodities, in particular, proteins, dairy, produce and grains. Overall pricing agreements are established in an effort to maintain a more consistent food cost without creating long-term purchase commitments.

Employee Benefits

The Company sponsors a 401(k) plan for all employees that are eligible based upon age and length of service. The expenses incurred for Company matching contributions to the plan were approximately $0.4 million, $0.5 million and $0.4 million for the years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively.

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

Portillo's Inc. Form 10-K | 62

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Equity-Based Compensation

The Company has issued non-qualified stock options, performance-based stock options, restricted stock units and restricted stock awards. Equity-based compensation expense is measured based on the grant-date fair value of those awards and is recognized on a straight-line basis over the vesting period. Equity-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time. Equity-based compensation expense is included within general and administrative expenses and labor in the consolidated statements of operations.

The Company adopted an Employee Share Purchase Plan (“ESPP”) in June 2022 under which qualifying employees may be granted purchase rights to the Company’s common shares at not less than 85% of the market price on the purchase date, subject to Company discretion. The ESPP has a maximum of 250,000 shares of the Company's Class A common stock available for issuance. Eligible employees are able to contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions, subject to an annual maximum dollar amount. The expense incurred under the ESPP was immaterial for the year ended December 25, 2022 and is included within general and administrative expenses and labor in the consolidated statements of operations.

Advertising and Marketing Expenses

Advertising costs are expensed the first-time advertising takes place, while the costs of producing advertising are expensed during production and the costs of communicating advertising are expensed as services are received. Advertising and marketing expenses totaled $4.0 million, $3.1 million and $2.6 million for the years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively. Advertising and marketing expenses included in other operating expenses in the consolidated statements of operations primarily relate to sponsorships, restaurant merchandising and charitable giving; and those expenses included in general and administrative expenses in the consolidated statements of operations primarily consist of branding initiatives.

Leases

On December 27, 2021, the Company adopted ASU 2016-02, Leases (Topic 842), along with related clarifications and improvements, using a modified retrospective approach. Results for reporting periods beginning on or after December 27, 2021 are presented under ASC 842. Prior period amounts were not revised and continue to be reported in accordance with ASC 840, the accounting standard then in effect.

The Company currently leases land for its retail restaurants and commissaries, and office space under various long-term operating lease agreements that expire on various dates through 2068. We also lease equipment, which primarily consists of restaurant equipment and copiers. We have immaterial short-term operating leases, such as those for seasonal rentals and training spaces. We evaluate the contracts to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified. We evaluate whether we control the use of the asset, which is determined by assessing whether we obtain substantially all economic benefits from the use of the asset, and whether we have the right to direct the use of the asset. If these criteria are met and we have identified a lease, we account for the contract under the requirements of ASC 842.

Upon the possession of a leased asset, we determine its classification as an operating or finance lease. As of December 25, 2022, all of our leases are classified as operating leases. Operating lease assets and liabilities are recognized at the lease commencement date. We make judgments regarding the probable term for each lease, which can impact the classification and accounting for a lease as operating or financing, as well as the amount of straight-lined rent expense in a particular period. Generally, the leases for the Company's restaurant locations have an initial term of 10 years to 20 years and typically provide for renewal options in five-year increments, as well as rent escalations. Renewal options are generally recognized as part of the right-of-use assets and lease liabilities as it is reasonably certain at commencement date that we would exercise the options to extend the lease. Some of our real estate leases provide for base rent, plus if applicable additional rent based on gross sales, as defined in each lease agreement, which is considered to be variable rent. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. Lease expense incurred before a restaurant opens is recorded in pre-opening expenses in the consolidated statements of operations. Once a restaurant opens, we record the straight-line lease expense and any contingent rent, if applicable, in occupancy on the consolidated statements of operations. Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in occupancy and other operating expenses on the consolidated statements of operations and is generally considered to be variable rent. For leases with a lease term of 12 months or less ("short-term operating lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the consolidated balance sheets.

Portillo's Inc. Form 10-K | 63

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Per the ASC 842 requirements, a lessee is required to use the rate implicit in the lease when readily determinable; alternatively, it would use the incremental borrowing rate in determining the present value of future lease payments. We estimate our incremental borrowing rates corresponding to the maturities of our leases. We estimate this rate based on prevailing financial market conditions, indications for the Company's credit rating, and other benchmarks related to the Company's outstanding secured borrowings.

We expend cash for leasehold improvements to build out our leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed by our landlords as landlord incentives pursuant to agreed-upon terms in our lease agreements. If obtained, landlord incentives usually take the form of cash, full or partial credits against our future minimum or contingent rents otherwise payable by us, or a combination thereof. In most cases, the tenant improvement allowances are received after we take possession of the property, as we meet required milestones during the construction of the property. We include these amounts in the measurement of the initial operating lease liability, which are also reflected as a reduction to the initial measurement of the right-of-use asset.

Pre-Opening Expenses

Pre-opening expenses consist primarily of wages, occupancy expenses, which represent rent expense recognized during the period between the date of possession of the restaurant facility and the restaurant opening date, travel for the opening team, food, beverage, and the initial stocking of operating supplies. These are expensed as incurred prior to the restaurant opening for business.

Income and Other Taxes

We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, prudent and feasible tax planning strategies and recent and expected future results of operations. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we use to manage our business. Actual operating results in future years could differ from our current assumptions, judgments and estimates, which could have a material impact on the amount of deferred tax assets we ultimately realize.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act') was signed into law. The CARES Act intended to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act also allowed eligible employers to defer the remittance of employer federal payroll taxes otherwise payable during calendar year 2020 and remit half of such deferred amounts on or before December 31, 2021 and half on or before December 31, 2022. The Company deferred approximately $5.4 million of federal payroll tax remittances under this provision as of December 27, 2020, of which $2.7 million was paid during the year ended December 26, 2021 and the remaining deferred balance of $2.7 million was paid during the year ended December 25, 2022.

The CARES Act provides refundable employee retention credits, which can be used to offset federal payroll tax liabilities. For the year ended December 27, 2020, the Company recorded a benefit of $0.3 million, which is included in other income in the consolidated statement of operations.

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

Portillo's Inc. Form 10-K | 64

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. FASB has extended the sunset date to December 31, 2024. The Company does not believe the impact of the transition from LIBOR to alternative reference rates is material to its consolidated financial statements. See Note 18. Subsequent Events for discussion of the New Credit Agreement, effective February 2, 2023.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"), along with related clarifications and improvements. The pronouncement requires lessees to recognize a liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. The update is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this standard effective December 27, 2021, electing the modified retrospective approach to apply the standard as of the transition date. As a result, we did not apply the standard to the comparative periods presented. We have elected the transition package of three practical expedients permitted under the new standard, which eliminates the requirement to reassess the conclusions about historical lease identifications, lease classifications, and initial direct costs. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease terms and impairments of right-of-use assets. We elected to apply the practical expedient of combining lease and non-lease components. Additionally, we elected to utilize the short-term lease exception policy, which allows us to not apply the recognition requirements of this standard to leases with a term of 12 months or less. The adoption of this standard had a significant impact on the Company’s consolidated balance sheet as we recognized the right-of-use asset and lease liabilities for our operating leases. The adoption had an immaterial impact on the consolidated statement of income, cash flows and overall liquidity. See Note 10. Leases for additional information.

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

Portillo's Inc. Form 10-K | 65

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), an amendment that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendment simplifies accounting for convertible instruments by removing major separation models required under current accounting guidance. In addition, the amendment removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception, and also simplifies the diluted earnings per share calculation in certain areas. The amendment is effective beginning after December 15, 2023, and early adoption is permitted. The Company adopted the new standard as of December 28, 2020. The adoption of this new standard did not have a material effect on our consolidated financial statements.

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

With respect to Marketplace Sales, the Company recognizes revenue, including third-party menu price premiums, excluding delivery or service fees collected by the delivery partner, when the performance obligation is complete, and control of the food is transferred to the delivery partner. The Company receives payment subsequent to the transfer of the food. The payment terms with respect to Marketplace Sales are short-term in nature and are generally paid one week in arrears.

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues, net in the consolidated statements of operations. The Company recognized gift card breakage of $0.8 million in the year ended December 25, 2022 and $0.7 million in each of the years ended December 26, 2021 and December 27, 2020, respectively.

The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability is included in current deferred revenue on the consolidated balance sheets as follows (in thousands):

	December 25, 2022	December 26, 2021
Gift card liability	$6,988	$6,606

Revenue recognized in the consolidated statements of operations for the redemption of gift cards that were included in their respective liability balances at the beginning of the year is as follows (in thousands):

	Fiscal Years Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Revenue recognized from gift card liability balance at the beginning of the year	$3,598	$3,279	$3,197

Portillo's Inc. Form 10-K | 66

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	December 25, 2022	December 26, 2021
Raw materials	$5,722	$4,181
Work in progress	104	114
Finished goods	876	1,395
Consigned inventory	685	388
	$7,387	$6,078

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 25, 2022	December 26, 2021
Land improvements	$16,369	$15,451
Furniture, fixtures, and equipment	126,130	115,187
Leasehold improvements	153,341	138,923
Transportation equipment	2,281	2,203
Construction-in-progress	35,386	8,300
	333,507	280,064
Less: accumulated depreciation	(106,471)	(89,230)
	$227,036	$190,834

Depreciation expense was $18.0 million, $16.9 million, and $15.8 million for the years ended December 25, 2022, December 26, 2021 and December 27, 2020 respectively, and was included in depreciation and amortization in the consolidated statements of operations.

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year. The Company used the market approach to test goodwill. The market approach utilized publicly available market data, including publicly traded stock prices and total shares outstanding to determine the fair value of the reporting unit.

For indefinite-lived intangibles, the relief-from-royalty method estimates the fair value of an intangible asset based on what a third party would pay for the right to use that asset. The most significant assumptions utilized in the relief-from-royalty method are projected revenues and the royalty rate.

No impairment charges were recognized for goodwill or indefinite-lived intangible assets for the years ended December 25, 2022, December 26, 2021 and December 27, 2020.

Portillo's Inc. Form 10-K | 67

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangibles, net consisted of the following (in thousands):

	As of December 25, 2022

	Gross Carrying Amount	Accumulated Amortization	ASC 842 Adjustment	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(24,317)	—	31,800
Covenants not-to-compete	40,799	(40,799)	—	—
Favorable rental contracts	2,991	(1,849)	(1,142)	—
	$323,832	$(66,965)	$(1,142)	$255,725

	As of December 26, 2021

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(21,427)	34,690
Covenants not-to-compete	40,799	(40,799)	—
Favorable rental contracts	2,991	(1,849)	1,142
	$323,832	$(64,075)	$259,757

Approximately $1.1 million of net favorable rental contract intangible assets were reclassified to operating lease assets in the consolidated balance sheet in accordance with ASC 842 upon transition at December 27, 2021.

Amortization expense was $2.9 million, $6.4 million, and $8.8 million for the years ended December 25, 2022, December 26, 2021 and December 27, 2020 respectively, and was included in depreciation and amortization in the consolidated statements of operations.

The estimated aggregate amortization expense related to intangible assets held at December 25, 2022 for the next five years and thereafter is as follows (in thousands):

Estimated Amortization
2023	$2,889
2024	2,813
2025	2,707
2026	2,707
2027	2,707
2028 and thereafter	17,977
$31,800

Portillo's Inc. Form 10-K | 68

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of December 25, 2022 and December 26, 2021, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	December 25, 2022	December 26, 2021
	Level 1
Assets - Investments designated for deferred compensation plan
Cash/money accounts	$1,470	$1,482
Mutual Funds	2,241	3,185
Total assets	$3,711	$4,667
As of December 25, 2022 and December 26, 2021 we had no Level 2 or Level 3 assets.
The deferred compensation investments and obligations are included in other assets, accrued expenses and other long-term liabilities in the consolidated balance sheets. Changes in the fair value of securities held in the rabbi trust are recognized as trading gains and losses and included in other income in the consolidated statements of operations and offsetting increases or decreases in the deferred compensation obligation are recorded in other long-term liabilities in the consolidated balance sheets.
Refer to Note 9. Debt for additional information relating to the fair value of the Company's outstanding debt instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, net, operating lease assets, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the years ended December 25, 2022, December 26, 2021 and December 27, 2020.

Portillo's Inc. Form 10-K | 69

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Prepaid expenses consisted of the following (in thousands):

	December 25, 2022	December 26, 2021
Prepaid insurance	$1,969	$2,869
Prepaid occupancy	504	494
Other prepaid expenses	2,449	2,473
	$4,922	$5,836

Accrued expenses consisted of the following (in thousands):

	December 25, 2022	December 26, 2021
Salaries, wages, and other compensation	$16,699	$18,065
Rent and real estate taxes	5,738	5,111
Insurance	2,866	2,572
Interest	2,262	1,597
Sales tax	1,956	1,970
Other accrued expenses	394	157
	$29,915	$29,472

NOTE 9.    DEBT

Debt consisted of the following (in thousands):

	December 25, 2022	December 26, 2021
First Lien Term B-3 Loans	$322,428	$325,752
Revolving Loans	—	—
Unamortized discount and debt issuance costs	(3,848)	(6,599)
Total debt, net	318,580	319,153
Less: current portion	(4,155)	(3,324)
Long-term debt, net	$314,425	$315,829
First Lien

The Company, through its wholly-owned subsidiaries, PHD Intermediate LLC (“Holdings”), Portillo’s Holdings LLC (the “Borrower”) and certain other subsidiaries entered into the First Lien Credit Agreement ("First Lien Credit Agreement"), dated as of August 1, 2014 and as amended October 25, 2016, May 18, 2018 and December 6, 2019, with UBS AG, Stamford Branch, as the administrative agent and collateral agent, and other lenders from time to time party thereto (the “First Lien Lenders”). The First Lien Lenders extended credit in the form of (i) first lien initial term loans in an initial aggregate principal amount of $335.0 million and (ii) a revolving credit facility in an original principal amount equal to $30.0 million, including a letter of credit sub-facility with a $7.5 million sublimit (the “Revolving Facility” and the loans thereunder, the “Revolving Loans”).

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

Portillo's Inc. Form 10-K | 70

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Third Amendment to First Lien Credit Agreement, the interest rates spread for the First Lien Term B-3 Loans increased by 100 basis points to 5.50% for the adjusted London interbank offered rate ("Eurocurrency Rate") loans. As of December 25, 2022, December 26, 2021, and December 27, 2020 the interest rate on the First Lien Term B-3 Loans was 9.57%, 6.50%, and 6.50%, respectively. Beginning with December 31, 2019, the Company is required to pay on the last business day of each calendar quarter, March 31, June 30, September 30, and December 31, an aggregate principal amount of $0.8 million.

As of December 25, 2022 and December 26, 2021, the Company had no borrowings under the Revolving Facility. As of December 25, 2022, December 26, 2021 and December 27, 2020, the interest rate on the Revolving Facility was 3.25%, subject to change based on a consolidated first lien net leverage ratio as defined in the First Lien Credit Agreement. As of December 25, 2022, December 26, 2021 and December 27, 2020, the commitment fees, pursuant to the First Lien, to maintain the Revolving Facility were 0.250%. Also pursuant to the First Lien Credit Agreement, as of December 25, 2022, December 26, 2021 and December 27, 2020, letter of credit fronting fees were 0.125%, respectively. Commitment fees and letter of credit fronting fees were recorded as interest expense in the consolidated statements of operations.

As of December 25, 2022, December 26, 2021, and December 27, 2020, the effective interest rate was 10.39%, 7.63%, and 7.38%, respectively.

The Company had $4.2 million of letters of credit issued against the Revolving Facility as of December 25, 2022 and December 26, 2021. As of December 25, 2022, the Company had $45.8 million of availability under the Revolving Facility.

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

Maturities of long-term debt

Principal payments on long-term debt (excluding the Revolving Facility) outstanding at December 25, 2022 for each year through maturity are as follows (in thousands):

2023	$4,155
2024	318,273
$322,428

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

The Company amortized $2.0 million, $2.1 million and $2.2 million of deferred financing costs, respectively, during each of the years ended December 25, 2022, December 26, 2021 and December 27, 2020, which was included in interest expense in the consolidated statements of operations. In addition, the Company also amortized $0.8 million, $1.5 million and $1.6 million in original issue discount related to the long-term debt, respectively, during each of the years ended December 25, 2022, December 26, 2021 and December 27, 2020 which was included in interest expense in the consolidated statements of operations.

Total interest costs incurred were $27.6 million, $39.7 million and $45.0 million for the years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively. Total loss on debt extinguishment was $7.3 million for the year ended December 26, 2021. There was no such loss for the years ended December 25, 2022 and December 27, 2020.

As of December 25, 2022 and December 26, 2021, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

Borrowings under the First Lien Credit Agreement are guaranteed by Holdings, the Borrower and certain of the Borrower’s subsidiaries, and Holdings, the Borrower and certain of the Borrower’s subsidiaries have pledged substantially all tangible and intangible assets as collateral, subject to certain exclusions and exceptions.

The Borrower is subject to certain financial and reporting covenants pursuant to the terms of the First Lien Credit Agreement. These covenants are customary for these types of debt agreements. As of December 25, 2022, the Company was in compliance with all covenants.

See Note 18. Subsequent Events for a description of a new credit agreement and the repayment of borrowings under the First Lien Credit Agreement.

NOTE 10.    LEASES

On December 27, 2021, the Company adopted ASU 2016-02, Leases (Topic 842), along with related clarifications and improvements, using a modified retrospective approach. Results for reporting periods beginning on or after December 27, 2021 are presented under ASC 842. Prior period amounts were not revised and continue to be reported in accordance with ASC 840, the accounting standard then in effect.

Upon transition, on December 27, 2021, we recorded the following increases (decreases) to the respective line items on the consolidated balance sheet, including a net increase to opening stockholders' equity, due to the cumulative impact of adopting ASC 842 (in thousands):

Adjustment as of December 27, 2021
Operating lease assets	$162,810
Intangible assets, net	(1,142)
Short-term operating lease liability	4,405
Deferred rent	(32,174)
Long-term operating lease liability	189,682
Other long-term liabilities	(461)
Stockholders' equity[1]	461
1 The unamortized balance of a deferred gain associated with sale leaseback transactions totaling approximately $0.5 million was written-off to stockholders' equity on the date of transition.

Portillo's Inc. Form 10-K | 72

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of operating lease right-of-use assets and liabilities is as follows (in thousands):

Operating leases	Classification	December 25, 2022
Right-of-use assets	Operating lease assets	$166,808
		166,808

Current lease liabilities	Short-term operating lease liability	4,849
Non-current lease liabilities	Long-term operating lease liability	200,166
		$205,015

The components of lease expense were as follows (in thousands):

		Fiscal Year Ended
Operating leases	Classification	December 25, 2022
Operating lease cost	Occupancy Other operating expenses General and administrative expenses Pre-opening expenses	$25,735
Short-term operating lease cost	Occupancy Other operating expenses	698
Variable lease cost	Occupancy Other operating expenses General and administrative expenses	3,604
		$30,037

A summary of lease terms and discount rates for operating leases is as follows:

Operating leases	December 25, 2022
Weighted-average remaining lease term (years):	25.0
Weighted-average discount rate:	9.8%

Portillo's Inc. Form 10-K | 73

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases is as follows (in thousands):

Fiscal Year Ended
December 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$21,476
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	10,682

As of December 25, 2022, the maturity analysis of the lease liabilities consisted of the following (in thousands):

Year Ending	Operating Leases
2023	$22,914
2024	22,837
2025	22,893
2026	22,971
2027	22,222
Thereafter	516,959
Total lease payments	630,796
Less: imputed interest	(425,781)
Total operating lease liabilities	$205,015

As of December 25, 2022, operating lease payments include $347.9 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $11.8 million of legally binding minimum payments for leases signed but not yet commenced.

Below are disclosures in accordance with the prior guidance, ASC 840, disclosed previously in our Annual Report on Form 10-K for the fiscal years ended December 26, 2021 and December 27, 2020.

A summary of rent expense under ASC 840 for operating lease agreements were as follows (in thousands):

	Fiscal Years Ended
	December 26, 2021	December 27, 2020
Minimum rentals	$22,363	$19,787
Contingent rentals	679	486
Total rental expense	$23,042	$20,273

Future minimum rental payments for our operating leases under ASC 840 for each of the next five years and in total were as follows as of December 26, 2021 (in thousands):

Year Ending	Minimum Amount
2022	$20,298
2023	20,784
2024	21,099
2025	20,969
2026	21,254
Thereafter	508,217
Total minimum rental payments	$612,621

Portillo's Inc. Form 10-K | 74

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.

NOTE 11.     STOCKHOLDER'S EQUITY

Amended and Restated Certificate of Incorporation

In connection with the IPO, we amended and restated our certificate of incorporation to, among other things, provide for the (i) authorization of 380,000,000 shares of Class A common stock, par value $0.01 per share; (ii) authorization of 50,000,000 shares of Class B common stock, par value $0.00001; (iii) authorization of 10,000,000 shares of preferred stock, par value $0.01 per share; and (iv) provides that our Board will be elected annually to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified.

Holders of shares of our Class A common stock are entitled to one vote for each share held of record on all matters on which shareholders are entitled to vote generally, including the election or removal of directors. Holders of shares of our Class A common stock are entitled to receive dividends when and if declared by our Board out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.

Each share of Class B common stock will entitle its holder to one vote per share on all matters submitted to a vote of our shareholders. The Class B common stock is not entitled to economic interests in Portillo’s Inc. Holders of our Class B common stock do not have any right to receive dividends.

Amended and Restated LLC Agreement

As described in Note 1. Description Of Business, we amended and restated the LLC agreement of Portillo’s OpCo to, among other things, convert all outstanding equity interests into LLC Units.

The LLC Agreement also provides that holders of LLC Units may, from time to time, redeem all or a portion of their LLC Units for newly-issued shares of Class A common stock on a one-for-one basis. Upon receipt of a redemption request, we may, instead, elect to effect a direct exchange of LLC Units directly with the holder. In connection with any redemption or exchange, we will receive a corresponding number of LLC Units, increasing our total ownership interest. Additionally, an equivalent number of shares of Class B common stock will be surrendered and canceled.

The LLC Agreement also requires that Portillo's OpCo, at all times, maintain (i) a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of LLC Units owned by us and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the pre-IPO LLC Members and the number of LLC Units owned by the pre-IPO LLC Members.

Initial Public Offering

As described in Note 1. Description Of Business, on October 25, 2021, we completed an IPO of 23,310,810 shares of the Company's Class A common stock (including 3,040,540 shares sold to the underwriters pursuant to their overallotment option) at an offering price of $20.00 per share. The Company received aggregate net proceeds of approximately $430.0 million after deducting underwriting discounts and commissions of $29.1 million and other offering expenses of approximately $7.1 million.

In connection with our IPO, we issued 12,496,361 shares of Class A common stock to pre-IPO LLC Members and 35,673,321 shares of Class B common stock to pre-IPO LLC Members.

Portillo's Inc. Form 10-K | 75

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Redemption of LLC Units in connection with Secondary Offerings

As described in Note 1. Description Of Business, in the third quarter of 2022, the Company completed the Q3 Secondary Offering of 8,066,458 shares of the Company's Class A common stock at an offering price of $23.75 per share. We used all of the net proceeds from the Q3 Secondary Offering to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. The proceeds from the Q3 Secondary Offering were used to (i) purchase 2,123,899 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 5,942,559 LLC Units held certain pre-IPO LLC Members. In connection with the redemption, 5,942,559 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 5,942,559 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo's did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

In the fourth quarter of 2022, the Company completed the Q4 Secondary Offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $22.69 per share ("Q4 Secondary Offering"). We used all of the net proceeds from the Q4 Secondary Offering to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable. The proceeds from the Q4 Secondary Offering were used to (i) purchase 2,106,400 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 5,893,000 LLC Units held by the pre-IPO LLC Members. In connection with the redemption, 5,893,000 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 5,893,000 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo's did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

As of December 25, 2022, the Company owned 67.0% of Portillo's OpCo and the pre-IPO LLC Members owned the remaining 33.0% of Portillo's OpCo. As of December 25, 2022, shareholders of the Blocker Companies and pre-IPO LLC Members owned 8,266,062 shares of Class A common stock and 23,837,162 shares of Class B common stock, respectively.

Equity-Based Compensation Plan Activity

We received an aggregate of 777,393 LLC Units in connection with the activity under our equity-based compensation plans during December 25, 2022, related to the exercise of stock options, vested restricted stock awards and restricted stock units, and employee stock purchase plan purchases. See Note 13. Equity-Based Compensation.

Portillo's Inc. Form 10-K | 76

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.    NON-CONTROLLING INTERESTS

In connection with the Transactions described in Note 1. Description Of Business we are the sole managing member of Portillo's OpCo, and as a result, consolidated the financial results of Portillo's OpCo. We report a non-controlling interest representing the LLC Units in Portillo's OpCo held by pre-IPO LLC Members. Changes in our ownership interest in Portillo's OpCo while we retain our controlling interest in Portillo's OpCo will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units in Portillo's OpCo by the pre-IPO LLC members will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.

In the third and fourth quarters of 2022, in connection with the secondary offerings described in Note 1. Description Of Business, 5,942,559 and 5,893,000 LLC Units, respectively, were redeemed by the pre-IPO LLC Members for newly-issued shares of Class A common stock and we received 5,942,559 and 5,893,000, respectively, newly-issued LLC Units, increasing our total ownership interest in Portillo's OpCo.

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	December 25, 2022		December 26, 2021
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	48,420,723	67.0%	35,807,171	50.1%
pre-IPO LLC Members	23,837,162	33.0%	35,673,321	49.9%
Total	72,257,885	100.0%	71,480,492	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for the fiscal year ended December 25, 2022 was 45.8%.

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

Fiscal Year Ended
December 25, 2022
Net income attributable to Portillo's Inc.	$10,851
Activity under equity-based compensation plans	(606)
Non-controlling interest adjustments, including the secondary offerings	89,374
Redemption of LLC Units in connection with the secondary offerings	(118)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	(23,662)
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$75,839

NOTE 13.    EQUITY-BASED COMPENSATION

2021 Equity Incentive Plan

In connection with the IPO, the Company adopted the 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan is administered and interpreted by the Company's Board, including the authority to select persons to participate in the 2021 Plan, determine the form and substance of awards under the 2021 Plan, determine the conditions and restrictions, if any, subject to which such awards will be made, modify the terms of awards, accelerate the vesting of awards, and make determinations regarding a participant’s termination of employment or service for purposes of an award. The types of awards available under the 2021 Plan include stock options (both incentive and non-qualified), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and stock-based awards. Employees, officers, non-employee directors or any natural person who is a consultant or other personal service provider to the Company or any of its subsidiaries or affiliates are eligible to participate in the 2021 Plan. All awards granted to participants under the 2021 Plan will be represented by an award agreement. Approximately 7.1 million shares of Class A common stock are available for awards.

Portillo's Inc. Form 10-K | 77

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

An RSU granted under the 2021 Plan will give the participant a right to receive, upon vesting and settlement of the RSUs, one share per vested unit or an amount per vested unit equal to the fair market value of one share as of the date of determination. Outstanding time-based RSUs generally vest equally over periods ranging from one to three years on each of the anniversaries of the date of grant subject to continued service on such date.

Activity for the Company's RSUs was as follows:

	Restricted Stock Units (in thousands)	Weighted-average grant date fair value per share
Non-vested, December 26, 2021	883	$20.00
Granted	75	24.08
Vested	(277)	20.04
Forfeited	(71)	20.01
Non-vested, December 25, 2022	610	$20.48
As of December 25, 2022, there was $10.3 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to vest over a weighted-average period of 1.9 years.

Restricted Stock Awards

On December 23, 2022, the Company granted 57,870 restricted stock awards (“RSAs”) to certain of its executive officers in recognition of their work and accomplishments in 2022. The RSAs vested immediately upon grant with certain transfer restrictions. RSAs surrendered to fulfill withholding tax obligations were not subject to any transfer restrictions, and 50% of the balance of the underlying shares were subject to a one-year holding requirement, and the other 50% of the balance of underlying shares was subject to a two-year holding requirement. The fair value of the RSAs surrendered was determined using Portillo's closing stock price on the date of grant, which was $17.19. The fair value of the awards with post-vesting restrictions was determined using the Black-Scholes option pricing model and the weighted average assumptions were as follows:

2022
Fair value	$14.98
Stock price	$17.19
Risk-free interest rate	4.45%
Expected life (years)	1.5
Annualized equity volatility	34.4%

Performance Stock Options

The Company has granted PSOs to certain executive officers that will be eligible to vest in three (3) tranches based on stock performance conditions (i) one-third (1/3rd) of the PSOs will vest on the third anniversary of the date of grant if the 20-day volume-weighted average price ("VWAP") for a share of common stock is $30.00 per share (1.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the second anniversary of the date of grant and ending on the last trading day immediately preceding the third anniversary of the date of grant; (ii) one-third (1/3rd) of the PSOs will vest on the fourth anniversary of the date of grant if the 20-day VWAP for a share of common stock is $40.00 per share (2 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the third anniversary of the date of grant and ending on the last trading day immediately preceding the fourth anniversary of the date of grant; and (iii) one-third (1/3rd) of the PSOs will vest on the fifth anniversary of the date of grant if the 20-day VWAP for a share of common stock is $50.00 per share (2.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the fourth anniversary of the date of grant and ending on the last trading day immediately preceding the fifth anniversary of the date of grant. All PSOs are subject to continued service at each tranche date and if any tranches fail to vest, the unvested portion of such PSOs will be forfeited and will not be eligible to vest in subsequent years. The awards granted are exercisable within a 10-year period from the date of grant.

Portillo's Inc. Form 10-K | 78

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of these awards was determined using a Monte-Carlo simulation model. The fair value and weighted average assumptions used to estimate the fair value of these PSOs were as follows:

	2022	2021
Fair value	$7.93	$7.58
Stock price	$22.19	$20.00
Risk-free interest rate	3.37%	0.93%
Expected life (years)	3.2	4.0
Annualized equity volatility	51.9%	54.4%

Activity for the Company's PSOs was as follows:

	PSOs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding-December 26, 2021	1,794	$20.00
Granted	68	22.19
Exercised	—	—
Forfeited	(55)	20.00
Expired	—	—
Outstanding-December 25, 2022	1,807	20.08	8.9	—
Exercisable-December 25, 2022	—	—	—	—
Vested and expected to vest-December 25, 2022	1,565	$20.08	8.9	$—

As of December 25, 2022, there was $8.7 million of total unrecognized compensation cost related to unvested PSOs, which is expected to be recognized over a weighted average period of 2.9 years.

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

The unit option grants were equally divided between (i) options subject to time-based vesting, and (ii) options subject to both time-based and performance-based vesting. The time-based vesting options vest, in general, in equal annual installments over a 5-year period and have a 10-year term from the date of the grant. The options subject to both time-based and performance-based vesting have a ten-year term from the date of the grant and vest, in general, in equal annual installments over a 5-year period from the date of grant, subject to acceleration in the event of a sale transaction, and have a performance condition that is satisfied upon achievement of a specified internal rate of return and a minimum multiple of invested capital. In connection with the IPO, the performance condition was waived and all such options became subject to time-based vesting only. As a result of the waiver and resultant modification in the terms of the performance-vesting awards, we recognized a cash compensation expense of approximately $1.3 million and a non-cash compensation expense of approximately $26.2 million, each at the modification date in the fourth quarter of fiscal 2021.

In connection with the IPO, each option outstanding under the 2014 Plan, whether vested or unvested, was substituted for an option to purchase a number of shares of Class A common stock under the 2021 Plan, and the option holders received a cash payment in respect of their options (whether vested or unvested) in an aggregate amount of approximately $6.6 million, which was recorded in the fourth quarter of 2021. Following the IPO, no further options will be granted under the 2014 Plan.

Portillo's Inc. Form 10-K | 79

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity under the 2014 Plan for the year ended December 25, 2022 was as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding-December 26, 2021	6,426	$4.53
Granted	—	—
Exercised	(582)	3.78
Forfeited	(14)	5.63
Expired	—	—
Outstanding-December 25, 2022	5,830	$4.60	4.6	$73,416
Vested-December 25, 2022	4,823	$4.50	4.1	$61,187
Vested and expected to vest-December 25, 2022	5,770	$4.59	4.6	$72,681

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

	2021	2020
Fair value of stock option	$2.16	$3.40
Risk-free interest rate	1.21%	1.86%
Expected life (years)	6.5	6.5
Volatility	54.7%	43.8%
As of December 25, 2022, there was $6.5 million of total unrecognized compensation cost related to unvested options under the 2014 plan, which is expected to be recognized over a weighted average period of 1.9 years.

Equity-Based Compensation Expense

Equity-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Fiscal Years Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Labor	$1,448	$561	$—
General and administrative expenses	14,689	30,147	960
Total equity-based compensation expense	$16,137	$30,708	$960
Total equity-based compensation expense decreased from prior year primarily because the Company recognized a cash compensation expense of approximately $1.3 million and a non-cash compensation expense of approximately $26.2 million in fiscal year 2021, due to the aforementioned modification of performance-vesting awards.

Employee Stock Purchase Plan

During the year ended December 25, 2022, the Company issued 6,831 shares under the ESPP. At December 25, 2022, 242,882 shares remained available for issuance under the ESPP.

Portillo's Inc. Form 10-K | 80

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.    INCOME TAXES

As a result of the IPO and Transactions described in Note 1. Description Of Business we became the sole managing member of Portillo's OpCo, and as a result, began consolidating the financial results of Portillo's OpCo. Portillo's OpCo is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Portillo's OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Portillo's OpCo is passed through to and included in the taxable income or loss of its members, including us, based upon the respective member's ownership percentage in Portillo's OpCo. Beginning in Fiscal 2021, we are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Portillo's OpCo subsequent to the IPO and Transactions, as well as any stand-alone income or loss generated by Portillo's Inc.

Income Tax Expense (Benefit)

The components of income tax expense (benefit) are as follows (in thousands):

	Fiscal Years Ended
	December 25, 2022	December 26, 2021
Current income taxes:
Federal	$—	$—
State and local	3	1
Total current income taxes	3	1
Deferred income taxes:
Federal	(178)	(2,653)
State and local	1,998	(879)
Total deferred income taxes	1,820	(3,532)
Income tax expense (benefit)	$1,823	$(3,531)

Reconciliations of income tax expense (benefit) computed at the U.S. federal statutory income tax rate to the recognized income tax expense (benefit) and the U.S. statutory income tax rate to our effective tax rates are as follows (in thousands):

	Fiscal Years Ended
	December 25, 2022		December 26, 2021
Expected U.S. federal income taxes at statutory rate	$3,986	21.0%	$(3,559)	21.0%
State and local income taxes, net of federal benefit	3,217	16.9%	(878)	5.2%
Non-deductible expenses	(369)	(1.9)%	—	—%
Non-controlling interest	(1,312)	(6.9)%	4,076	(24.0)%
LLC flow-through structure	(2,849)	(15.0)%	(4,608)	27.2%
Change in valuation allowance	(1,923)	(10.1)%	—	—%
Other	1,073	5.6%	1,438	(8.5)%
Income tax expense (benefit)	$1,823	9.6%	$(3,531)	20.9%

Our effective income tax rates for the year ended December 25, 2022 and December 26, 2021 were 9.6% and 20.9%, respectively. The change in our effective income tax rate from the year ended December 25, 2022 to the year ended December 26, 2021 was primarily driven by the change in the valuation allowance and the tax benefit from the exercise and vesting of equity-based awards. The Company’s annual effective tax rate for the year ended December 25, 2022 and December 26, 2021 was less than the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of OpCo’s earnings that are attributable to non-controlling interests and the change in valuation allowance.

Portillo's Inc. Form 10-K | 81

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets
The components of deferred tax assets and liabilities are as follows (in thousands):

	December 25, 2022	December 26, 2021
Deferred tax assets:
Investment in partnership	$79,181	$67,865
Tax Receivable Agreement	58,281	30,910
Net operating loss carryforwards	19,833	12,806
Other assets	4,551	1,289
Total gross deferred tax assets	161,846	112,870
Valuation allowance	(11,349)	(38,415)
Net deferred tax assets	$150,497	$74,455

As described in Note 1. Description Of Business and Note 11. Stockholder's Equity, we acquired LLC Units in connection with the IPO and Transactions and Secondary Offerings. During the years ended December 25, 2022 and December 26, 2021, we recognized a deferred tax asset in the amount of $79.2 million and $67.9 million, respectively, associated with the basis difference in our investment in Portillo's OpCo from acquiring these LLC Units.
During the years ended December 25, 2022 and December 26, 2021, we also recognized deferred tax assets in the amount of $58.3 million and $30.9 million, respectively, related to additional tax basis increases generated from expected future payments under the TRA and related deductions for imputed interest on such payments.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. During the years ended December 25, 2022 and December 26, 2021, the Company recognized deferred tax assets of $79.2 million and $67.9 million, respectively, associated with the basis difference in its investment in Portillo's OpCo from acquiring these LLC Units. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize. As of December 25, 2022 and December 26, 2021, the Company recorded a valuation allowance in the amount of $11.3 million and $38.4 million, respectively, against the deferred tax asset.

As of December 25, 2022 and December 26, 2021, the Company had federal and state net operating loss carry forwards of $19.8 million and $12.8 million, respectively, available to reduce future taxable income, if any. Federal losses that arose prior to 2018 will begin to expire in 2034. Federal losses generated after 2017 will be carried forward indefinitely. The majority of state losses will begin to expire in 2034 and future periods.

Unrecognized Tax Benefits
The Company recorded no unrecognized tax benefits as of December 25, 2022 and December 26, 2021. Portillo's Inc. was formed in June 2021 and did not engage in any operations prior to the IPO and Transactions. Portillo's Inc. filed tax returns for tax year 2021, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although Portillo's OpCo is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). As of December 25, 2022, there are no ongoing U.S. federal or state income tax return examinations.

Portillo's Inc. Form 10-K | 82

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Tax Receivable Agreement
Pursuant to the Company's election under section 754 of the Internal Revenue Code (the "Code"), the Company expects to obtain an increase in its share of the tax basis in the net assets of Portillo's OpCo when LLC Units are exchanged by other members. The Company intends to treat any exchanges of LLC Units as direct purchases of LLC Units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to the U.S. federal and state authorities. They may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

As of December 25, 2022, we estimate that our obligation for future payments under the TRA totaled $252.8 million. Under the TRA, the Company will be generally required to pay certain of our pre-IPO LLC Members 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of (i) our allocable share of existing tax basis in depreciable or amortizable assets relating to LLC Units acquired in the IPO, (ii) certain favorable tax attributes acquired by the Company from the Blocker Companies (including net operating losses and the Blocker Companies' allocable share of existing tax basis), (iii) increases in our allocable share of then existing tax basis in depreciable or amortizable assets, and adjustments to the tax basis of the tangible and intangible assets, of Portillo’s OpCo and its subsidiaries, as a result of (x) sales or exchanges of interests in Portillo’s OpCo (including the repayment of the redeemable preferred units) in connection with the IPO and (y) future exchanges of LLC Units by pre-IPO LLC Members for Class A common stock and (iv) certain other tax benefits related to entering into the TRA, including payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax savings. The Company expects a payment of $0.8 million to be paid within the next 12 months.

NOTE 15.    EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share of Class A Common Stock is computed by dividing net income (loss) attributable to Portillo's Inc. by the weighted-average number of Class A common stock outstanding.

As described in Note 1. Description Of Business, in connection with the IPO, the Portillo's OpCo LLC Agreement was amended and restated to, among other things, (i) to authorize the issuance of two series of common stock and (ii) convert all outstanding equity interests (except for those redeemable preferred units which were redeemed in connection with the IPO) into LLC Units. For purposes of calculating earnings per share, the prior period amounts have been retroactively adjusted to give effect to the above-mentioned amendment and resulting recapitalization. The computations of earnings per share for periods prior to our IPO do not consider the 23,310,810 shares of Class A common stock issued to investors in our IPO.

Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Portillo's Inc. by the weighted-average number of dilutive securities, using the treasury stock method.

Portillo's Inc. Form 10-K | 83

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The computations of basic and diluted earnings (loss) per share for the years ended December 25, 2022, December 26, 2021 and December 27, 2020 are as follows (in thousands, except per share amounts):

	Fiscal Years Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Net income (loss) attributable to common unit holders	$17,157	$(34,592)	$(8,261)
Net income (loss) attributable to non-controlling interests	6,306	(19,408)	—
Net income (loss) attributable to Portillo's Inc.	$10,851	$(15,184)	$(8,261)

Shares:
Weighted-average number of common shares outstanding-basic	38,902	35,807	51,189
Dilutive unit awards	3,814	—	—
Weighted-average number of common shares outstanding-diluted	42,716	35,807	51,189

Basic net income (loss) per share attributable to Portillo's Inc.	$0.28	$(0.42)	$(0.16)
Diluted net income (loss) per share attributable to Portillo's Inc.	$0.25	$(0.42)	$(0.16)

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of Portillo's Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.
The following shares were excluded from the calculation of diluted earnings per share because they would be antidilutive (in thousands):

	Fiscal Years Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Shares subject to performance conditions	1,807	1,224	318
Share that were antidilutive	—	—	361
Total shares excluded from diluted loss per share	1,807	1,224	679

NOTE 16.    CONTINGENCIES

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

As of December 25, 2022 and December 26, 2021, the Company recorded no loss contingencies.

NOTE 17.    RELATED PARTY TRANSACTIONS

As of December 25, 2022 and December 26, 2021, the related parties’ receivables balance consisted of $0.3 million and $0.4 million, respectively, due from C&O, which is included in accounts receivable in the consolidated balance sheet.

Stock Subscription Receivable

The Company previously issued 195,933 common units to the CEO and President for a unit subscription receivable of $1.0 million. On August 13, 2021, the remaining stock subscription receivable of $0.2 million was fully repaid.

Portillo's Inc. Form 10-K | 84

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

The Company incurred the following Olo-related costs for the years ended December 25, 2022, December 26, 2021, and December 27, 2020 (in thousands):

	Fiscal Years Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Cost of goods sold, excluding depreciation and amortization	$2,008	$633	$731
Other operating expenses	443	469	541
Net Olo-related costs	$2,451	$1,102	$1,272

As of December 25, 2022 and December 26, 2021, $0.2 million and immaterial amounts, respectively, were payable to Olo and was included in accounts payable in the consolidated balance sheets.

In connection with the IPO, each option outstanding, whether vested or unvested, was substituted for an option to purchase a number of shares of Class A common stock, and the option holders received a cash payment. Mr. Glass received $0.1 million with respect to these payments.

Tax Receivable Agreement

As described in Note 14. Income Taxes, we entered into a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. There were no amounts paid under the TRA for the years ended December 25, 2022 and December 26, 2021.

	Fiscal Years Ended
(in thousands)	December 25, 2022	December 26, 2021
Current portion of Tax Receivable Agreement liability	$813	$—
Tax Receivable Agreement liability	252,003	156,638

Secondary Offerings

In the third and fourth quarters of 2022, in connection with the secondary offerings previously discussed in Note 1. Description Of Business, we purchased LLC Units and shares of Class A common stock using the proceeds of the secondary offering at a price equal to the public offering price less the underwriting discounts and commissions from certain pre-IPO LLC Members and shareholders of the Blocker Companies, including from funds affiliated with Berkshire Partners LLC, which is our controlling shareholder that beneficially owns approximately 42.8% of the Company as of December 25, 2022.

NOTE 18.    SUBSEQUENT EVENTS

New Restaurants

The Company opened three restaurants subsequent to December 25, 2022 for a total of 74 restaurants, excluding C&O. The three restaurants are located in Kissimmee, Florida, The Colony, Texas, and Tucson, Arizona.

Portillo's Inc. Form 10-K | 85

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

New Credit Agreement

On February 2, 2023, Holdings, the Borrower, the other Guarantors party thereto from time to time, each lender party thereto from time to time and Fifth Third Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender entered into a Credit Agreement (“New Credit Agreement”) which provides for a Term A Loan ("Term Loan") in an initial aggregate principal amount of $300.0 million and initial Revolving Credit Commitments in an initial aggregate principal amount of $100.0 million (the “New Revolver Facility”).

The New Credit Agreement is guaranteed by all domestic subsidiaries of the Borrower (subject to customary exceptions) and secured by liens on substantially all of the assets of Holdings, the Borrower and the subsidiary guarantors (subject to customary exceptions). The New Credit Agreement also includes certain financial covenants with respect to cash interest coverage and total net rent adjusted leverage.

The Term Loan and New Revolver Facility are scheduled to mature on February 2, 2028. The proceeds under the Term Loan and New Revolver Facility, along with cash on hand, were used to repay outstanding indebtedness under the First Lien Credit Agreement and to pay related transaction expenses. The Company anticipates using the remainder of the loan proceeds for general corporate purposes and working capital needs.

The New Revolver Facility under the New Credit Agreement replaces the $50 million Revolving Facility under the First Lien Credit Agreement.

As of February 2, 2023, outstanding borrowings under the New Credit Agreement totaled $315.0 million, comprising $300.0 million under the Term Loan and $15.0 million under the New Revolver Facility, and letters of credit issued under the New Revolver Facility totaled $4.4 million. As a result, as of February 2, 2023, the Company had $80.6 million available under the New Revolver Facility.

On February 28, 2023, the Company made a $5.0 million payment on the New Revolver Facility. The outstanding balance of the New Revolver Facility upon payment is $10.0 million. As a result, as of February 28, 2023, the Company had $85.6 million available under the New Revolver Facility.

Portillo's Inc. Form 10-K | 86

Schedule II: Valuation and Qualifying Accounts

		Additions
Deferred tax asset valuation allowance (in thousands):	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Reductions	Balance at end of period

Fiscal year ended December 25, 2022	$38,415	$2,277	$—		$29,343	$11,349

Fiscal year ended December 26, 2021	$—	$1,904	$36,511	(1)	$—	$38,415
(1) Amounts relate to a valuation allowance established on deferred tax assets related to our investment in Portillo's OpCo.

Portillo's Inc. Form 10-K | 87

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 25, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 25, 2022 was effective.

We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not Applicable.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Portillo's Inc. Form 10-K | 88

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

Name	Age	Position
Michael Osanloo	56	President, Chief Executive Officer and Director
Michelle Hook	48	Chief Financial Officer and Treasurer
Susan Shelton	63	General Counsel and Secretary
Jill Waite	45	Chief People Officer
Michael Ellis	60	Chief Development Officer
Derrick Pratt	55	Chief Operating Officer
Rick Cook	40	Senior Vice President, Technology
Nick Scarpino	41	Senior Vice President, Marketing & Off Premise Dining
Ann Bordelon	56	Director
Paulette Dodson	59	Director
Noah Glass	41	Director
Gerard J. Hart	65	Director
Richard K. Lubin	76	Director
Joshua A. Lutzker	48	Director
Michael A. Miles, Jr.	61	Director, Chair

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

Portillo's Inc. Form 10-K | 89

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

Jill Waite

Jill Waite is the Chief People Officer at Portillo’s and has been since she joined in June 2019. Prior to joining Portillo’s, Ms. Waite served as Senior Vice President of Human Resources at 24 Hour Fitness from March 2017 to June 2019, and as Director of Talent Management and Development at Sephora, where she oversaw talent growth and management systems implementation for the Americas division from October 2014 to March 2017. Ms. Waite has a Bachelor of Science degree from the University of Florida.

Mike Ellis

Mike Ellis has served as the Chief Development Officer of Portillo's since August 2022. Prior to joining Portillo's, Mr. Ellis served as Vice President of Real Estate and Development of Cracker Barrel from July 2020 to August 2022, where he spearheaded growth development strategy, new restaurant openings and the development of a new prototype that significantly improved operational efficiencies. Prior to working at Cracker Barrel, Mr. Ellis held senior development roles with Ruby Tuesday, Einstein Noah Restaurant Group and other restaurant brands. Mr. Ellis received a Political Science degree from Delta College.

Derrick Pratt

Derrick Pratt has served as the Chief Operating Officer of Portillo’s since May 2021. Prior to the position of Chief Operating Officer, Mr. Pratt was Senior Vice President of Restaurants at Portillo’s from September 2020 to May 2021. Prior to joining Portillo’s, Mr. Pratt worked as Vice President of Operations Services at Starbucks where he oversaw all operational performance and metrics from June to September 2020. From December 2018 to June 2020, Mr. Pratt was Vice President of Operations for the Southeast Market at Starbucks where he oversaw all operational performance and metrics in the southeast market for 800 Starbucks locations and managing $1.4 billion in annual revenue. Mr. Pratt attended high school at the Fort George Meade Military Base and received a Masters in Business Administration from Texas Christian University.

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

Portillo's Inc. Form 10-K | 90

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

Our Non-Employee Directors

Ann Bordelon

Ann Bordelon has served as a member of the Board of Portillo’s since March 2020. Ms. Bordelon is Executive Vice Chancellor for Finance & Administration at the University of Arkansas, a position she took on in 2022. Prior to that, she served as Vice Chancellor for Finance & Administration at the University of Arkansas from July 2022 to December 2022. Prior to that, she served as Chief Financial Officer for Mitchell Communications and NOWDiagnostics. Ms. Bordelon also has 13 years of experience in executive finance roles at Walmart, Inc., including as Chief Audit Executive. She began her career at Ernst & Young. She brings financial expertise to the board as well as a strong background in multi-unit operations and management. She also serves on the board of America’s Car-Mart, Inc. (NASDAQ: CRMT) where she chairs the audit and compliance committee and is on the compensation and human capital committee, the nominating and governance committee, and the technology and innovation committee. Ms. Bordelon is a certified public accountant. We believe that Ms. Bordelon is well qualified to serve on our Board because of her years of experience in finance and audit leadership at public companies.

Paulette Dodson

Paulette Dodson has served as a member of the Board of Portillo’s since December 2021. Ms. Dodson was General Counsel and Corporate Secretary for Alight, Inc. (NASDAQ: ALIT), a cloud-based provider of integrated digital human capital and business solutions. Prior to her role at Alight, Ms. Dodson served as Senior Vice President, General Counsel and Corporate Secretary for PetSmart, Inc. and as Senior Vice President, General Counsel and Corporate Secretary, among other roles, for Sara Lee Corporation. Ms. Dodson received her Bachelor of Arts degree in Urban Legal Studies from City College of New York, and a Juris Doctorate from Cornell University. We believe that Ms. Dodson is well qualified to serve on our Board because of her more than 30 years of experience as an advisor to executives and the boards of directors of Fortune 500 companies and large privately-held companies.

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

Gerard J. Hart

Gerard J. Hart has served as a member of the Board of Portillo’s since 2016. Mr. Hart is the President and Chief Executive Officer of Red Robin Gourmet Burgers Inc. (Nasdaq: RRGB). Prior to his role at Red Robin, Mr. Hart served as the Chief Executive Officer of Torchy’s Tacos, a high-growth, fast-casual restaurant chain. He retired from this position as of November 2021, after holding it since 2018. Previously, he was Chief Executive Officer of California Pizza Kitchen and Texas Roadhouse. Mr. Hart led the expansion of Texas Roadhouse from 60 to 450 locations. We believe that Mr. Hart is well qualified to serve on our Board due to his relevant experience in managing high growth restaurant chains.

Portillo's Inc. Form 10-K | 91

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

Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board is currently composed of eight directors, which may be increased or decreased from time to time by our Board. Our directors are elected annually to serve until the next annual meeting of shareholders, or until their successors are duly elected and qualified.

Director Independence

Our Board has affirmatively determined that each of Ms. Bordelon, Ms. Dodson, Mr. Glass, Mr. Hart, Mr. Lubin, Mr. Lutzker and Mr. Miles is an independent director under applicable Nasdaq rules. Accordingly, our Board is composed of a majority of independent directors and, as further discussed below, each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are composed entirely of independent directors for the purposes of serving on such committees.

Board Committees

Our Board currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee has a charter that has been approved by our Board and that is available on our investor relations website. Each committee has the composition and responsibilities described below. Directors serve on our Board committees until their resignations or until otherwise determined by our Board.

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

Portillo's Inc. Form 10-K | 92

As of December 25, 2022, our Audit Committee is composed of Ms. Bordelon, Mr. Glass and Ms. Dodson. Ms. Bordelon serves as chair of the Audit Committee. Ms. Bordelon and Mr. Glass each qualify as an “audit committee financial expert” as such term has been defined by the SEC in Item 407(d) of Regulation S-K. Each of Ms. Bordelon, Mr. Glass and Ms. Dodson qualifies as an independent director for the purposes of serving on the Audit Committee under applicable Nasdaq rules and Rule 10A-3 under the Exchange Act. The Audit Committee is governed by a charter that complies with the rules of the Nasdaq and is available on our investor relations website.

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

Our Compensation Committee is composed of Mr. Hart, Mr. Lubin, Mr. Miles and Mr. Lutzker, each of whom qualifies as an independent director for purposes of serving on the Compensation Committee. Effective October 4, 2022, Mr. Hart serves as chair of the Compensation Committee. None of Mr. Miles, Mr. Lubin and Mr. Lutzker qualifies as a “non-employee director” as defined under Rule 16b-3 promulgated under the Exchange Act and, therefore, it is expected that the full Board will approve all equity awards granted to directors and officers of the Company for so long as they are members of the Compensation Committee, unless the Compensation Committee delegates such authority to a subcommittee in accordance with applicable law and its authority under its charter. The Compensation Committee is governed by a charter that complies with the rules of the Nasdaq and is available on our investor relations website.

Nominating and Corporate Governance Committee

The primary purposes of our Nominating and Corporate Governance Committee is to recommend candidates for appointment to the Board and to review the corporate governance guidelines of the Company, including:
•identifying and screening individuals qualified to serve as directors;
•recommending to the Board candidates for nomination for election or reelection at the annual meeting of shareholders or to fill Board and committee vacancies;
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

Portillo's Inc. Form 10-K | 93

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including the duties and responsibilities of the Board, director independence, Board leadership structure, majority-voting Board resignation policy, executive sessions, Chief Executive Officer evaluations, management development and succession planning, director nomination, qualification and election, director orientation and continuing education, Board agenda, materials, information and presentations, director access to company employees and independent advisers, Board communication with shareholders and others, director compensation and annual Board and committee performance evaluations. A copy of our corporate governance guidelines is available on our website.

ITEM 11.     EXECUTIVE COMPENSATION

Emerging Growth Company Status

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012. As a result, we are permitted to and rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, we have included compensation information for only our: (1) principal executive officer (PEO); (ii) two most highly compensated executive officers serving at fiscal year-end (other than the PEO); and former executive officer who would have been among our two most highly compensated executive officers (other than the PEO) if she had been an executive officer at fiscal year-end. Additionally, we have not included a compensation discussion and analysis of our executive compensation programs or tabular compensation information other than the Summary Compensation Table and the Outstanding Equity Awards table. In addition, for so long as we are an emerging growth company, we will not be required to submit certain executive compensation matters to our shareholders for advisory votes, such as “say-on-pay” and “say-on-frequency” of say-on-pay votes.
This section discusses the material components of the executive compensation program for our "named executive officers” or “NEOs” for the fiscal year ended December 25, 2022 (“Fiscal 2022”). Our NEOs for Fiscal 2022 were:

–	Michael Osanloo	President and Chief Executive Officer
–	Michelle Hook	Chief Financial Officer and Treasurer
–	Derrick Pratt	Chief Operating Officer
–	Sherri Abruscato	Former Chief Development and Supply Chain Officer

Portillo's Inc. Form 10-K | 94

Summary Compensation Tables

The following table sets forth certain information regarding the total compensation awarded to, earned by or paid to our named executive officers in respect of Fiscal 2022 and the fiscal year ended December 26, 2021 ("Fiscal 2021").

Name and principal position	Year	Salary ($) (1)	Bonus ($) (2)	Stock awards ($)(3)	Option awards ($)(4)	Nonequity incentive plan compensation ($) (5)	All other compensation ($) (8)	Total ($)
Michael Osanloo, President and Chief Executive Officer	2022	$821,398	$—	$413,746	$—	$—	$53,704	$1,288,848
	2021	791,167	1,719,150	3,938,000	23,728,075	1,018,464	49,351	31,244,207

Michelle Hook, Chief Financial Officer and Treasurer	2022	438,740	—	110,497	—	—	42,505	591,742
	2021	370,137	103,149	1,500,000	2,985,558	242,666	41,299	5,242,809

Derrick Pratt, Chief Operating Officer	2022	448,620	—	112,784	—	—	28,934	590,338

Sherri Abruscato, Former Chief Development and Supply Chain Officer (6)	2022	334,332	83,093	—	192,096	—	11,244	620,765
	2021	385,035	474,597	264,000	4,879,503	247,826	12,887	6,263,848
(1) The base salary amounts represent the amount earned during Fiscal 2022 and Fiscal 2021.
(2) The 2022 amounts reported represent a discretionary bonus payment to Ms. Abruscato. See "Bonus" below.
(3) The 2022 amounts reported represent restricted stock awards ("RSAs") granted on December 23, 2022 to executive officers in recognition of their work and accomplishments in 2022. See "Restricted Stock Awards" below. The 2021 amounts reported represent the aggregate grant date fair value of restricted stock units granted on October 21, 2021 in connection with the IPO under the 2021 Plan. See description under "IPO Equity Awards" below. The fair values were computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. See Note 13. Equity-Based Compensation to our consolidated financial statements.
(4) For Ms. Abruscato, the 2022 amounts reported reflect the incremental fair value of the option awards that were modified and remain outstanding in connection with Ms. Abruscato’s retirement. See “Equity Compensation” below for additional information.The 2021 amounts reported represent the (1) aggregate grant date fair value of the performance-based option awards granted on October 21, 2021 in connection with the IPO under the 2021 Plan as described under "IPO Equity Awards" below, determined using a Monte-Carlo simulation model, and (2) the incremental fair value of modified performance options from the 2014 Plan as described under “Equity Compensation” below. The fair values were computed in accordance with ASC Topic 718, excluding the effect of forfeitures. See Note 13. Equity-Based Compensation to our consolidated financial statements.
(5) Represents performance-based amounts earned in Fiscal 2022 and Fiscal 2021 described under "Nonequity Incentive Plan Pay" below.
(6) Ms. Abruscato ceased to be an executive officer of the Company as of October 31, 2022.
(7) Payments to our NEOs included in the “All other compensation” column include the following:

Name	Year	Commuter benefits ($)	Cell phone stipend ($)	Employee Share Purchase Plan ($)	Health Insurance ($)	Personal Financial Management ($)	401(k) match ($)	Total ($)
Michael Osanloo	2022	$6,945	$720	$2,667	$27,943	$13,000	$2,429	$53,704

Michelle Hook	2022	—	720	953	27,832	13,000	—	42,505

Derrick Pratt	2022	8,590	720	291	19,333	—	—	28,934

Sherri Abruscato	2022	—	600	—	8,144	—	2,500	11,244

Portillo's Inc. Form 10-K | 95

Compensation Overview

The Portillo’s total rewards philosophy seeks to provide executive officers with a total compensation package that is competitive with the larger industry in which we operate and compete for talent, with total compensation that rewards executive officers for individual performance and company results. In Fiscal 2022, we primarily compensated our NEOs through a combination of base salary and restricted stock awards. Generally, we may grant equity awards to our executive officers upon hire or promotion. Our NEOs are also entitled to certain other benefits, subject to their enrollment, including a 401(k) plan with matching contributions, deferral of compensation through the Executive Nonqualified Excess Plan as described under “Executive Nonqualified Excess Plan” below, access to certain investment advice and tax return preparation through Ayco Personal Financial Management as described under “Other Benefits and Perquisites,” and medical, dental, vision, life, accidental death and dismemberment, short-term disability and long-term disability insurance.

Elements of Compensation

Base Salary

We pay base salaries to provide executive officers with a secure, fixed base of cash compensation in recognition of individual responsibilities and job performance. Current salaries are based on market conditions and experience of the executive. Annual salary increases are based on personal performance and accomplishments, with discretion for final approval residing with the Compensation Committee. As of December 25, 2022, the base salaries for our NEOs were as follows: Mr. Osanloo: $827,502; Ms. Hook: $442,000; Mr. Pratt: $451,140; and Ms. Abruscato: $398,845.

We consider annual merit-based salary increases based on a comparative analysis of base salaries for similar positions among the market data set provided by our independent compensation consultant and upon approval from the Compensation Committee.

Bonus

In Fiscal 2022, we awarded Ms. Abruscato a cash bonus of 50% of her target performance-based annual cash incentive award, pro-rated through her retirement date in recognition of her work and accomplishments in 2022.

In connection with our initial public offering in October 2021 ("IPO"), each option holder received a cash bonus in respect of his or her options (whether vested or unvested). The bonus amounts included for NEOs for Fiscal 2021 represent this payment.

Nonequity Incentive Plan Pay

In Fiscal 2022, there were no performance-based annual cash incentives awarded.

We previously awarded performance-based annual cash incentive opportunities to each of our NEOs under the Executive Discretionary Bonus Plan (the “Executive Bonus Program”), which is a key component of our total rewards philosophy. The Executive Bonus Program was designed to motivate and drive executive officers to achieve company results by linking performance-based annual cash incentives, up to a pre-established maximum amount, to the achievement of specified performance targets. We believe that the executive discretionary bonus plan encourages, reinforces and rewards delivery of shareholder value by linking annual cash awards with the achievement of quantifiable performance measures.

For Fiscal 2021, performance under the Executive Bonus Program, payable in March 2022, was measured based on the Company’s growth in Adjusted EBITDA. The target payment amounts for our NEOs were as follows: 100% of base salary for Mr. Osanloo, 50% of base salary for Ms. Hook and 50% of base salary for Ms. Abruscato. Ms. Hook's cash incentive was prorated based on her adjustments in base salary. Based on an internal adjusted EBITDA 10% growth target set at the beginning of Fiscal 2021, the Company exceeded its plan. The Compensation Committee approved a 128% calculated cash incentive payment.

Portillo's Inc. Form 10-K | 96

Equity Compensation

We believe that long-term equity-based compensation provides direct alignment between the interest of our executives and shareholders and helps to ensure long-term retention of key executive talent. To balance incentives to achieve both short-term and long-term success, upon hire or promotion our executive officers receive equity award grants. Prior to the IPO, equity was awarded under the 2014 Equity Incentive Plan (the "2014 Plan"), and following the IPO, equity awards are made under our 2021 Equity Incentive Plan (the "2021 Plan"), which is further described below. Prior to the IPO, we awarded unit option grants that were equally divided between (i) options subject to time-based vesting, and (ii) options subject to both time-based and performance-based vesting. The time-based vesting options vest in general, in equal annual installments over a 5-year period and have a ten-year term from the date of the grant. The options subject to both time-based and performance-based vesting have a ten-year term from the date of the grant and vest, in general, in equal annual installments over a 5-year period from the date of grant, subject to acceleration in the event of a sale transaction, and have a performance condition that is satisfied upon achievement of a specified internal rate of return and a minimum multiple of invested capital. In connection with the IPO, the performance condition was waived and all such options became subject to time-based vesting. As a result of the waiver and resultant modification, we recognized non-cash compensation expense for our NEOs. As further described below, all outstanding awards under the 2014 Plan were assumed by the 2021 Plan in connection with the IPO and no further awards will be granted under such plan.

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

In connection with Ms. Abruscato’s retirement, among other things, the Board determined that the options previously granted to Ms. Abruscato under the 2014 Plan will remain outstanding and exercisable in accordance with their terms until December 10, 2024. See the “Option Awards” column of the "Summary Compensation Table” above for the incremental fair value of the modification to permit the award to remain outstanding.

IPO Equity Awards

In connection with the IPO, we granted 882,875 RSUs under the 2021 Plan to certain employees and directors, including our NEOs. The RSUs will vest one-third (1/3rd) on each of the first three (3) anniversaries of the date of grant subject to continued service on such date.

In connection with the IPO, we granted 1,794,195 performance-based stock options to purchase an equal number of shares of our Class A common stock (“Options”) under the 2021 Plan to certain executives officers. The Options have an exercise price equal to the IPO price of $20.00. The Options will be eligible to vest in three (3) tranches based on stock performance conditions, as described in Note 13. Equity-Based Compensation to our consolidated financial statements.

See the “Outstanding Equity Awards at Fiscal Year End” table below for more detail about awards granted in connection with the IPO in October 2021.

Portillo's Inc. Form 10-K | 97

Restricted Stock Awards

On December 23, 2022, the Company granted 57,870 RSAs to certain of its executive officers in recognition of their work and accomplishments in 2022. The RSAs vested immediately upon grant with certain transfer restrictions. RSAs surrendered to fulfill withholding tax obligation were not subject to any transfer restrictions, and 50% of the balance of the underlying shares were subject to a one-year holding requirement, and the other 50% of the balance of underlying shares was subject to a two-year holding requirement. The fair value of the RSAs surrendered was determined using Portillo's closing stock price on the date of grant, which was $17.19. The fair value of the awards with post-vesting restrictions was determined using the Black-Scholes option pricing model. With respect to our NEOs, the number of shares subject to such awards was determined by dividing $413,751 (in the case of Mr. Osanloo), $110,500 (in the case of Ms. Hook) and $112,785 (in the case of Mr. Pratt) by the $17.19 closing stock price on December 23, 2022 (rounded down to the nearest whole share).

2021 Equity Incentive Plan

In connection with the IPO, we adopted a new equity incentive plan, the 2021 Plan. The 2021 Plan provides flexibility to motivate, attract and retain our employees, officers, directors, and other service providers who are expected to make significant contributions to our success and allow participants to share in such success. The purpose of the 2021 Plan is to align the interests of eligible participants with our shareholders by providing incentive compensation tied to the Company’s performance. The intent of the 2021 Plan is to advance the Company’s interests and increase shareholder value by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of our business is largely dependent.

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

As of February 23, 2023, approximately 4.5 million shares of Class A common stock are available for awards under the 2021 Plan.

The share reserve will be reduced by one share for each share subject to an award, other than shares issued pursuant to options granted under the 2014 Plan. If any award granted under the 2021 Plan (excluding, for the avoidance of doubt, any options granted under the 2014 Plan that are assumed under the 2021 Plan) is canceled, expired, forfeited, or surrendered without consideration or otherwise terminated without delivery of the shares to the participant, then such unissued shares will be returned to the 2021 Plan and be available for future awards under the 2021 Plan.

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

Executive Nonqualified Excess Plan

Portillo’s approved the Executive Nonqualified Excess Plan in February 2016 to provide a means by which certain management employees may elect to defer receipt of current compensation to provide for retirement. This plan is an unfunded nonqualified deferred compensation plan, in compliance with Section 409A of the Internal Revenue Code. This plan includes certain Qualifying Distribution Events, including separation from service and change in control provisions, with payment in accordance with the elections made by the participant. A participant is fully vested in the portion of his or her deferred amounts and the income, gains and losses attributable thereto. In Fiscal 2022, Ms. Abruscato took advantage of this perquisite. In connection with Ms. Abruscato's retirement, Ms. Abruscato received a partial distribution.

Portillo's Inc. Form 10-K | 98

Personal Financial Management

Certain management employees of the Company have access to Ayco Personal Financial Management to provide certain investment advice and services as well as tax return preparation. In Fiscal 2022, Mr. Osanloo and Ms. Hook took advantage of the personal financial management perquisite.

Employee Stock Purchase Plan

The Company maintains the Employee Stock Purchase Plan (the “ESPP”), adopted in June 2022, to provide employees, including our named executive officers, with an opportunity to purchase shares of the Company’s common stock through payroll deductions at a 15% discount from the market price, subject to Company discretion.

The ESPP is a non-qualified plan under Section 423 of the Internal Revenue Code. The Compensation Committee believes the ESPP is an attractive benefit that assists the Company in retaining key employees, securing new qualified employees and providing incentives for employees to work towards achieving the Company’s key objectives because it gives employees access to the Company’s equity at a discounted price. In Fiscal 2022, Mr. Osanloo, Ms. Hook and Mr. Pratt took advantage of the ESPP.

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

Employment Arrangements

The following is a summary of the material terms of the employment arrangements that we have with Mr. Osanloo, Ms. Hook and Mr. Pratt. The Company generally does not have any other employment agreements or change in control agreements for its executive officers.

Michael Osanloo - The Company entered into an employment agreement with Michael Osanloo (the “Osanloo Employment Agreement”) on August 3, 2018, upon his joining the Company. The Osanloo Employment Agreement provides for a 3-year initial term and renews year-to-year thereafter. The Osanloo Employment Agreement further provides for a base salary of $750,000 as well as annual incentive cash compensation with an annual target equal to 100% of base salary, up to a maximum of 150% (subsequently increased to 200%) of base salary, a signing bonus of $200,000 which was paid within 30 days of Mr. Osanloo’s start date and an award of 15,000,000 options granted under the 2014 Plan, split equally between options that are subject to time-vesting and time-vesting and performance-vesting. Mr. Osanloo was also provided the opportunity to invest up to $1,500,000 for the purchase of LLC Units of the Company, at the then fair market value. In the event of termination by the Company without cause, by Mr. Osanloo for good reason or upon the Company’s non-renewal of the term, Mr. Osanloo is entitled to: (i) base salary continuation for 18 months, (ii) pro-rata annual cash bonus based on actual performance for the year of termination, and (iii) payment of COBRA premiums for a period of 18 months. In the event of termination due to death or disability, Mr. Osanloo or his legal representatives will be entitled to: (i) earned but unpaid annual bonus (if any), and (ii) pro-rata bonus annual cash bonus based on actual performance for the year of termination.

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

Portillo's Inc. Form 10-K | 99

Derrick Pratt - The Company entered into an offer letter with Mr. Pratt (the “Pratt Offer Letter”) on August 10, 2020. The Pratt Offer Letter provides for at-will employment. The Pratt Offer Letter further provides for a base salary of $400,000, as well as annual incentive cash compensation with an annual target equal to 50% of base salary commencing in 2021. The Pratt Offer Letter further provides that Mr. Pratt is eligible to participate in the Company’s incentive equity plan. Pursuant to the Pratt Offer Letter, Mr. Pratt received a sign-on bonus of $85,000 and a retention bonus of $150,000, both of which is subject to full or partial repayment upon certain terminations of employment prior to the second anniversary of the employment start date.

Sherri Abruscato - The Company entered into an employment agreement with Ms. Abruscato (the “Abruscato Employment Agreement”) on August 1, 2014, when the original founder of the Company sold to Berkshire Partners LLC. The Abruscato Employment Agreement provided for a 3-year initial term and renewed year-to-year thereafter. The Abruscato Employment Agreement further provides for a base salary of $325,000 as well as annual incentive cash compensation with an annual target equal to 50% of base salary. The Abruscato Employment Agreement further provided that Ms. Abruscato would be eligible to participate in an incentive equity plan, upon adoption of such a plan and approval of the award by the Board. In the event of termination by the Company without cause, by Ms. Abruscato for good reason or upon the Company’s non-renewal of the term, Ms. Abruscato was entitled to base salary continuation for 12 months. In the event of termination due to death or disability, Ms. Abruscato or her legal representatives would have been entitled to any earned but unpaid annual bonus. Ms. Abruscato retired from her position as Chief Development and Supply Chain Officer on October 31, 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers as of December 25, 2022:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)(1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested ($)(2)	Market value of shares or units of stock that have not vested ($)(3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units, or other rights that have not vested ($)
Michael Osanloo	1,622,328	405,582	—	$5.11	10/1/2028	—	$—	—	$—
	—	—	963,325	20.00	10/21/2031	131,267	2,256,480	—	—
Michelle Hook	48,670	73,004	—	5.77	3/2/2031	—	—	—	—
	—	—	263,852	20.00	10/21/2031	50,000	859,500	—	—
Derrick Pratt	48,670	73,004	—	4.37	9/14/2030	—	—	—	—
	—	—	263,852	20.00	10/21/2031	41,677	716,428	—	—
Sherri Abruscato (4)	440,840	—	—	3.30	12/10/2024	—	—	—	—
	55,105	—	—	5.45	12/10/2024	—	—	—	—
(1) Represents unvested performance-based stock options outstanding as of Fiscal 2022, awarded in connection with the IPO, subject to stock performance conditions. See "IPO Equity Awards" above.
(2) Represents unvested RSUs awarded in connection with the IPO. See “IPO Equity Awards” above.
(3) Value calculated based on $17.19, the closing stock price on December 23, 2022, the last trading day of Fiscal 2022.
(4) Reflects option awards that remain outstanding in connection with Ms. Abruscato’s retirement.

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

Portillo's Inc. Form 10-K | 100

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

The following table sets forth information concerning the compensation of our non-employee directors for Fiscal 2022. Any director who is an employee of the Company receives no additional compensation for services as a director or as a member of a committee of our Board. Compensation information for Mr. Osanloo is included under “Summary Compensation Table” above.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1) (2)	Option awards ($)	All other compensation ($)	Total ($)
Michael A. Miles	$145,000	$—	$—	$—	$145,000
Ann Bordelon	80,000	20,000	—	—	100,000
Noah Glass	—	80,000	—	—	80,000
Paulette Dodson	40,000	160,000	—	—	200,000
Gerard J. Hart	80,000	—	—	—	80,000
Joshua A. Lutzker	—	210,000	—	—	210,000
Richard K. Lubin	—	200,000	—	—	200,000
(1) The amounts represent restricted stock units granted on January 18, 2022, some of which will vest in equal installments on each of October 21, 2022, October 21, 2023 and October 21, 2024 based on the initial stock price of $20.00 per unit and some of which vested in full on December 31, 2022 at a stock price of $37.54 per unit, the closing stock price on December 31, 2021.
(2) The number of stock options and RSUs outstanding held by each non-employee director (representing unexercised stock options and unvested RSUs) at December 25, 2022 is as follows: Mr. Miles has 553,555 unexercised stock options and 4,000 unvested RSUs, Ms. Bordelon has 23,858 unexercised stock options and 4,000 unvested RSUs, Mr. Glass has 59,644 unexercised stock options and 4,000 unvested RSUs, Ms. Dodson has 4,000 unvested RSUs, Mr. Hart has has 59,642 unexercised stock options and 4,000 unvested RSUs, Mr. Lutzker has 4,000 unvested RSUs and Mr. Lubin has 4,000 unvested RSUs.

Non-Employee Director Compensation Program

Under our non-employee director compensation program, our directors receive a cash retainer and an annual equity award as well as additional cash fees for service as Board chair or committee chair. Directors may elect to receive any or all of their cash fees in equity rather than cash, if they prefer. Effective as of January 1, 2022, non-employee directors receive an annual retainer of $200,000, of which $120,000 is in the form of time-based RSUs that generally will vest one-year from the date of grant, and $80,000 in cash.

Certain of our non-employee directors received their 2022 equity grants of 6,000 RSUs based on the initial stock price of $20.00 per share in connection with the IPO in 2021, while others received the same number of RSUs in 2022. These RSUs tied to the IPO price will vest in three equal installments starting on the anniversary of the IPO. Certain directors also opted to receive all or a portion of their cash compensation in RSUs, which were granted in January 2022 and vested on December 31, 2022.

Portillo's Inc. Form 10-K | 101

Additionally, for their service in 2022, the Audit Committee Chair received $20,000, the Compensation Committee Chair received $15,000 and the Nominating and Corporate Governance Committee Chair received $10,000. Mr. Miles also received a $50,000 fee for his service as Board Chair. Effective January 1, 2023, the compensation for the Board Chair increased to $95,000 per year, the compensation for the Audit Committee Chair increased to $25,000 per year, the compensation for the Compensation Committee Chair increased to $20,000 per year, and the compensation for the Nominating and Corporate Governance Committee Chair increased to $15,000 per year.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee as of December 25, 2022 were Mr. Hart, Mr. Lubin, Mr. Lutzker, and Mr. Miles. During 2022, none of our executive officers served (i) as a member of the Compensation Committee or board of directors of another entity, one of whose executive officers served on our Compensation Committee, or (ii) as a member of the Compensation Committee of another entity, one of whose executive officers served on our Board.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information regarding the beneficial ownership of our Class A common stock as of February 23, 2023 (except as otherwise stated) by the following:

•Each person known to us to own beneficially more than 5% of our outstanding common stock;
•Each of the directors and named executive officers individually; and
•All directors and officers as a group.

The following table assumes that certain pre-IPO LLC members (the "pre-IPO LLC Members") redeem or exchange all of their LLC Units and shares of Class B common stock for newly issued shares of our Class A common stock on a one-for-one basis. In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to stock options that are exercisable within 60 days of February 23, 2023. In computing the number of shares of our Class A common stock beneficially owned by a person and the percentage ownership, we deemed outstanding shares of our Class A common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 23, 2023. We did not deem these shares of our Class A common stock outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed shareholder is: c/o Portillo’s Inc., 2001 Spring Road, Suite 400, Oak Brook, Illinois 60523. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

Portillo's Inc. Form 10-K | 102

	Shares of Class A Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage of Outstanding Class A Common Stock
5% shareholders
Funds managed by Berkshire (1)	30,133,396	42.74%
Orbis Investment Management Limited ("OIML"); Allan Gray Australia Pty Limited ("AGAPL") (2)	4,651,417	9.58%
The Vanguard Group (3)	3,712,442	7.65%
Named executive officers and directors:
Michael Osanloo	1,967,454	3.90%
Michelle Hook	70,603	*
Derrick Pratt	67,192	*
Sherri Abruscato	501,368	1.02%
Michael A. Miles, Jr.	849,455	1.72%
Ann Bordelon	56,109	*
Noah Glass (4)	87,084	*
Paulette Dodson	3,065	*
Gerard J. Hart (5)	111,716	*
Richard K. Lubin (6)	4,131	*
Joshua A. Lutzker (6)	4,397	*
All directors and executive officers as a group (16 persons):	4,250,403	8.08%
*Less than 1%
(1) Represents (i) 8,164,752 shares of Class A common stock owned by Berkshire Fund VIII-A, L.P. (“Berkshire Fund VIII-A”), (ii) 19,650,026 shares of Class A common stock issuable to Berkshire Fund VIII, L.P. (“Berkshire Fund VIII”) in respect of an equal number of LLC Units owned by Berkshire Fund VII, (iii) 540,027 shares of Class A common stock issuable to Berkshire Investors III LLC (“Berkshire Investors III”) in respect of an equal number of LLC Units owned by Berkshire Investors III, and (iv) 1,778,591 shares of Class A common stock issuable to Berkshire Investors IV LLC (“Berkshire Investors IV” and together with Berkshire Fund VIII-A, Berkshire Fund VIII, Berkshire Investors III, the “Berkshire Entities”) in respect of an equal number of LLC Units owned by Berkshire Investors IV. Eighth Berkshire Associates LLC, a Delaware limited liability company (“8BA”), is the general partner of Berkshire Fund VIII-A and Berkshire Fund VIII. The managing members of 8BA are Samantha Adams, Michael C. Ascione, Matthew J. Berner, David C. Bordeau, Kenneth S. Bring, Kevin T. Callaghan, Matthew B. Gooch, Blake L. Gottesman, Christopher J. Hadley, Lawrence S. Hamelsky, Saad Hasan, Sharlyn C. Heslam, Elizabeth L. Hoffman, Justin G. Hupp, Matthew A. Janchar, Joshua B. Johnson, Ross M. Jones, Benjamin D. Levy, Joshua A. Lutzker, Jonathan J. Meyer, Jonathan D. Nuger, Nii Amaah K. Ofosu-Amaah, Greg Pappas, Marni F. Payne, Anil Seetharam, Raleigh A. Shoemaker, Robert J. Small, Samuel W. Spirn, Terry H. Thompson and Edward J. Whelan, Jr. (the “Berkshire Principals”). Mr. Lutzker is a director of the Company. The Berkshire Principals are also the managing members of Berkshire Investors III and Berkshire Investors IV. Berkshire Fund VIII, Berkshire Fund VIII-A, Berkshire Investors III and Berkshire Investors IV often make acquisitions in, and dispose of, securities of an issuer on the same terms and conditions and at the same time. Berkshire Partners LLC, a Massachusetts limited liability company (“Berkshire Partners”), is the investment advisor to Berkshire Fund VIII and Berkshire Fund VIII-A (collectively, the “Funds”). The Berkshire Principals make investment and voting decisions for the Funds by majority vote. Berkshire Partners, the Funds, Berkshire Investors III, Berkshire Investors IV and 8BA may be deemed to constitute a “group” for purposes of Section 13(d) of the Exchange Act, although they do not admit to being part of a group, nor have they agreed to act as part of a group. The address of all the entities and the managing members mentioned above is 200 Clarendon Street, 35th Floor, Boston, Massachusetts 02116-5021.
(2) Represents beneficial ownership by Orbis Investment Management Limited ("OIML"); Allan Gray Australia Pty Limited ("AGAPL"), according to a Schedule 13G filed on February 14, 2023, reporting: sole voting power over 4,651,417 shares and sole dispositive power over 4,651,417 shares, in the aggregate. The business address of OIML is Orbis House, 25 Front Street, Hamilton Bermuda HM11 and the business address of AGAPL is Level 2, Challis House, 4 Martin Place, Sydney NSW2000, Australia.
(3) Represents beneficial ownership by The Vanguard Group, according to a Schedule 13G filed on February 9, 2023, reporting: shared voting power over 52,909 shares, sole dispositive power over 3,626,897 shares, and shared dispositive power over 85,545 shares. The business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
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

Portillo's Inc. Form 10-K | 103

Securities Authorized for Issuance under Equity Compensation Plans

See Item 11. "Executive Compensation – Equity Incentive Plans” for a discussion of our equity incentive plans.

Equity Compensation Plans Table

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of
December 25, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuances under equity compensation plans (3)
Equity compensation plans approved by security holders	8,247,480	$8.26	4,458,590
(1) Includes shares issuable pursuant to stock options, restricted stock units, restricted stock awards, stock appreciation rights and other stock-based awards under the Company's 2021 Plan. Represents shares under the 2021 Plan, including 5,830,723 shares assumed from the 2014 Plan.
(2) The weighted-average exercise price set forth in this column is calculated excluding restricted stock units or other awards for which recipients are not required to pay an exercise price to receive the shares subject to the awards.
(3) This amounts represents shares of common stock available for issuance under the 2021 Plan, which include stock options, restricted stock units, restricted stock awards, stock appreciation rights and other stock-based awards.

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

Secondary Offerings

In the third and fourth quarters of 2022, in connection with the secondary offerings previously discussed throughout this Annual Report on Form 10-K, we purchased LLC Units and shares of Class A common stock using the proceeds of the secondary offering at a price equal to the public offering price less the underwriting discounts and commissions from certain pre-IPO LLC Members and shareholders of the Blocker Companies, including from funds affiliated with Berkshire Partners LLC, which is our controlling shareholder that beneficially owns approximately 42.8% of the Company as of December 25, 2022. In the aggregate, we paid to the funds affiliated with Berkshire Partners LLC approximately $348.9 million to purchase the LLC Units and shares of Class A common stock with the proceeds of the secondary offerings in 2022.

Portillo's Inc. Form 10-K | 104

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

As the sole managing member of Portillo’s OpCo, we have control over all of the affairs and decision making of Portillo’s OpCo. As such, through our officers and directors, we are responsible for all operational and administrative decisions of Portillo’s OpCo and the day-to-day management of Portillo’s OpCo’s business. We will fund any dividends to our shareholders by causing Portillo’s OpCo to make distributions to the holders of LLC Units and us, subject to the limitations imposed by our debt agreements.

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

Portillo's Inc. Form 10-K | 105

The Amended LLC Agreement provides that, in the event that a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock is proposed by us or our shareholders and approved by our Board or is otherwise consented to or approved by our Board, the holders of LLC Units will be permitted to participate in such offer by delivery of a notice of redemption or exchange that is effective immediately prior to the consummation of such offer. In the case of any such offer proposed by us, we are obligated to use our reasonable best efforts to enable and permit the holders of LLC Units to participate in such offer to the same extent or on an economically equivalent basis as the holders of shares of our Class A common stock without discrimination. In addition, we are obligated to use our reasonable best efforts to ensure that the holders of LLC Units may participate in each such offer without being required to redeem or exchange LLC Units.

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

Portillo's Inc. Form 10-K | 106

We expect that the payments we will be required to make under the Tax Receivable Agreement will be substantial. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $297.4 million as of December 25, 2022. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $252.8 million, primarily over the next 15 years, substantially declining in year 16 through year 47. We expect a payment of $0.8 million to be paid within the next 12 months. The actual amounts we will be required to pay may materially differ from these amounts, because potential future tax savings that we will actually realize or be deemed to realize, and the Tax Receivable Agreement payments made by us, will be calculated based in part on the market value of our Class A common stock at the time of each exchange of an LLC Unit for a share of Class A common stock and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the Tax Receivable Agreement and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on our existing owners’ continued ownership of us. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and/or distributions to us by Portillo’s OpCo are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes.

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

•the extent to which such redemptions or exchanges are taxable—if an exchange is not taxable for any reason, increased tax deductions as a result of the Section 754 election under the Internal Revenue Code will not be available to generate payments under the Tax Receivable Agreement;

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

Portillo's Inc. Form 10-K | 107

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

Payments under the Tax Receivable Agreement will be based on the tax reporting positions we determine, and the IRS or another taxing authority may challenge all or a part of the existing tax basis, deductions, tax basis increases, net operating losses or other tax attributes subject to the Tax Receivable Agreement, and a court could sustain such challenge. Payments we will be required to make under the Tax Receivable Agreement generally will not be reduced as a result of any taxes imposed on us, Portillo’s OpCo or any direct or indirect subsidiary thereof that are attributable to a tax period (or portion thereof) ending on or before the IPO. Further, the TRA Parties will not reimburse us for any payments previously made if such tax attributes are subsequently disallowed, except that any excess payments made to a TRA Party will be netted against future payments otherwise to be made to such TRA Party under the Tax Receivable Agreement, if any, after our determination of such excess. In addition, the actual state or local tax savings we may realize may be different than the amount of such tax savings we are deemed to realize under the Tax Receivable Agreement, which will be based on an assumed combined state and local tax rate applied to our reduction in taxable income as determined for U.S. federal income tax purposes as a result of the tax attributes subject to the Tax Receivable Agreement. In both such circumstances, we could make payments to the TRA Parties that are greater than our actual cash tax savings and we may not be able to recoup those payments, which could negatively impact our liquidity. The Tax Receivable Agreement provides that (1) in the event that we breach any of our material obligations under the Tax Receivable Agreement, (2) upon certain changes of control or (3) if, at any time, we elect an early termination of the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future cash tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the Tax Receivable Agreement. The change of control provisions in the Tax Receivable Agreement may result in situations where the TRA Parties have interests that differ from or are in addition to those of our other shareholders. The present value of such anticipated future cash tax benefits are discounted at a rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR (or its successor rate) plus 100 basis points.

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

Registration Rights Agreement

In connection with the IPO, we entered into a registration rights agreement with Berkshire and certain of our other shareholders. This agreement will provide Berkshire, and their permitted transferees, with “demand” registrations, which will require us to register shares of our common stock under the Securities Act. Each of our shareholders that is a party to the registration rights agreement will also be entitled to customary “piggyback” registration rights and entitled to participate on a pro rata basis in any registration of our common stock under the Securities Act that we may undertake. The registration rights agreement will also require us to maintain an effective shelf registration statement with respect to shares registered pursuant to the registration rights agreement, require that we will pay certain expenses relating to such registrations and require that we indemnify the shareholders party to the registration rights agreement against certain liabilities which may arise under the Securities Act.

Receivables

As of December 25, 2022, the related parties’ receivables consisted of a receivable balance due from C&O of $0.3 million, which was included in accounts receivable in the consolidated balance sheet.

Olo

Noah Glass, a member of our Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with its mobile ordering application and delivery.

Portillo's Inc. Form 10-K | 108

The Company incurred the following Olo-related costs for Fiscal 2022 (in thousands):

Fiscal Year Ended
December 25, 2022
Cost of goods sold, excluding depreciation and amortization	$2,008
Other operating expenses	443
Net Olo-related costs	$2,451

As of December 25, 2022, $0.2 million was payable to Olo.

Related Party Transactions, Policies and Procedures

We have a written Related Person Transaction Policy (the “Policy”), which sets forth our policy with respect to the review, approval, ratification and disclosure of all related person transactions by our Audit Committee. In accordance with the Policy, our Audit Committee has overall responsibility for implementation of and compliance with the Policy.

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

The Policy also provides that the Audit Committee review certain previously approved or ratified related person transactions that are ongoing to determine whether the related person transaction remains in our best interests and the best interests of our shareholders. Additionally, we will make periodic inquiries of directors and executive officers with respect to any potential related person transaction to which they may be a party or of which they may be aware.

Director Independence

See Item 10. "Director Independence” and Item 10. "Board Committees” above for a discussion of the matters required by Item 407(a) of Regulation S-K.

Portillo's Inc. Form 10-K | 109

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board selected Deloitte & Touche LLP to serve as our independent registered public accounting firm for Fiscal 2022. Aggregate fees billed to the Company for the fiscal years ended December 25, 2022 and December 26, 2021 by the Company's principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their related entities (collectively, "Deloitte") were approximately (in thousands):

	2022	2021
Audit fees (1)	$1,798	$2,757
Tax fees (2)	795	1,225
All other fees (3)	2	2
Total	$2,595	$3,984

(1) These are fees for professional services performed by Deloitte for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.
(2) These are fees for professional services performed by Deloitte with respect to tax compliance, tax advice and tax planning. Fees incurred principally relate to review of tax returns, preparation of tax returns or supporting documentation and consultation with regard to various tax planning issues.
(3) These are fees related to accounting research database subscription services.

Our Audit Committee's charter provides that the Audit Committee, or the chair of the Audit Committee, must pre-approve any audit or non-audit service provided to us by Deloitte, unless the engagement is entered into pursuant to appropriate pre-approval policies established by the Audit Committee or if the service falls within available exceptions under SEC rules. Without limiting the foregoing, the Audit Committee may delegate authority to one or more independent members of the Audit Committee to grant pre-approvals of audit and permitted non-audit services, and any such pre-approvals must be presented to the full Audit Committee at its next scheduled meeting. All such services and fees provided by our independent registered public accounting firm during Fiscal 2022 and Fiscal 2021 were pre-approved by the Audit Committee.

Portillo's Inc. Form 10-K | 110

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules

Page
Schedule II: Valuation and Qualifying Accounts	87

All other financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

ITEM 16.     FORM 10-K SUMMARY

None.

Portillo's Inc. Form 10-K | 111

Exhibit Index

Exhibit Number		Description	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Portillo's Inc. (incorporated by reference to the Company's Form 10-Q filed on November 18, 2021).
3.2		Amended and Restated Bylaws of Portillo’s Inc. (incorporated by reference to the Company's Form 10-Q filed on November 18, 2021).
4.1		Description of Capital Stock (incorporated by reference to the Company's Form 10-K filed on March 10, 2022).
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

10.8	†	Portillo’s Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed on November 18, 2021).
10.9		Registration Rights Agreement, dated as of October 21, 2021, by and among Portillo's Inc. and the other parties hereto (incorporated by reference to the Company's Form 10-K filed on March 10, 2022).
10.10	†	Form of Restricted Stock Unit Award Agreement under Portillo’s Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed on November 18, 2021).
10.11	†	Form of Option Award Agreement under Portillo’s Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed on November 18, 2021).
10.12		Form of 2021 Executive Officer and Director Indemnification Agreement for Portillo’s Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 2021).
10.13	†
Employment Agreement between PHD Group Holdings LLC and Michael Osanloo, entered into as of August 3, 2018 (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

Portillo's Inc. Form 10-K | 112

10.14	†
Employment Agreement between PHD Group Holdings LLC and Sherri Abruscato, entered into as of August 1, 2014 (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.15	†
Letter Agreement between PHD Group Holdings LLC and Michelle Hook entered into as of November 14, 2020 (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.16	†
Letter Agreement between PHD Group Holdings LLC and Jill Waite entered into as of May 22, 2019 (incorporated by reference to the Company's Registration Statement on Form S-1 filed on September 27, 2021).

10.17		Tax Receivable Agreement among Portillo’s Inc. and the Parties named therein (incorporated by reference to the Company's Form 10-Q filed on November 18, 2021).
10.18		Second Amended and Restated LLC Agreement of PHD Group Holdings LLC (incorporated by reference to the Company's Form 10-Q filed on November 18, 2021).
10.19	†	Portillo's Inc. Employee Stock Purchase Plan (incorporated by reference to the Company's Form 10-Q filed on August 4, 2022)
10.20		Form of Stock and Unit Purchase Agreement by and among Portillo’s Inc. and the parties named therein (incorporated by reference to the Company's Registration Statement on S-1 filed on August 8, 2022)
10.21	†	Form of Restricted Stock Award Agreement under Portillo’s Inc. 2021 Equity Incentive Plan	*
10.22
Credit Agreement, dated as of February 2, 2023, by and among PHD Intermediate LLC, Portillo’s Holdings, LLC, the Subsidiaries of the Borrower Party, Fifth Third Bank, National Association as Administrative Agent, L/C Issuer and Swing Line Lender and the other lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed on February 6, 2023).

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

Portillo's Inc. Form 10-K | 113

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: March 2, 2023	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Osanloo	President, Chief Executive Officer and Director	March 2, 2023
Michael Osanloo	(Principal Executive Officer)

/s/ Michelle Hook	Chief Financial Officer and Treasurer	March 2, 2023
Michelle Hook	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ann Bordelon	Director	March 2, 2023
Ann Bordelon

/s/ Paulette R. Dodson	Director	March 2, 2023
Paulette R. Dodson

/s/ Noah Glass	Director	March 2, 2023
Noah Glass

/s/ Gerard J. Hart	Director	March 2, 2023
Gerard J. Hart

/s/ Richard K. Lubin	Director	March 2, 2023
Richard K. Lubin

/s/ Joshua A. Lutzker	Director	March 2, 2023
Joshua A. Lutzker

/s/ Michael A. Miles, Jr.	Director	March 2, 2023
Michael A. Miles, Jr.

Portillo's Inc. Form 10-K | 114