Form 10-Q
period 2023-03-26
Portillo's Inc.
filed 2023-05-04
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 26, 2023

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
☐     Yes     ☒     No
As of April 27, 2023, there were 55,001,124 shares of the registrant's Class A common stock, par value $0.01 per share, issued and outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements, so you should not unduly rely on these statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

•the potential future impact of COVID-19 (including any variant) on our results of operations, supply chain or liquidity;
•risks related to or arising from our organizational structure;
•risks of food-borne illness and food safety and other health concerns about our food;
•the impact of unionization activities of our restaurant workers on our operations and profitability;
•the impact of recent bank failures on the marketplace, including the ability to access credit;
•risks associated with our reliance on certain information technology systems and potential failures or interruptions;
•privacy and cyber security risks related to our digital ordering and payment platforms for our delivery business;
•the impact of competition, including from our competitors in the restaurant industry or our own restaurants;
•the increasingly competitive labor market and our ability to attract and retain the best talent and qualified employees;
•the impact of federal, state or local government regulations relating to privacy, data protection, advertising and consumer protection, building and zoning requirements, costs or ability to open new restaurants, or sale of food and alcoholic beverage control regulations;
•our ability to achieve our growth strategy, such as the availability of suitable new restaurant sites in existing and new markets and opening of new restaurants at the anticipated rate and on the anticipated timeline;
•increases in food and other operating costs, tariffs and import taxes, and supply shortages; and
•other risks identified in our filings with the Securities and Exchange Commission (the “SEC”).

All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 filed with the SEC on March 2, 2023, which is available on the SEC's website at www.sec.gov.

The forward-looking statements included in this Form 10-Q are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	March 26, 2023	December 25, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$14,611	$44,427
Accounts receivable	10,129	8,590
Inventory	5,259	7,387
Prepaid expenses	5,879	4,922
Total current assets	35,878	65,326
Property and equipment, net	237,216	227,036
Operating lease assets	173,414	166,808
Goodwill	394,298	394,298
Trade names	223,925	223,925
Other intangible assets, net	31,078	31,800
Equity method investment	16,238	16,274
Deferred tax assets	185,943	150,497
Other assets	3,713	4,119
Total other assets	855,195	820,913
TOTAL ASSETS	$1,301,703	$1,280,083

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,130	$30,273
Current portion of long-term debt	7,500	4,155
Current portion of Tax Receivable Agreement liability	6,309	813
Short-term debt	10,000	—
Current deferred revenue	5,120	7,292
Short-term operating lease liability	5,088	4,849
Accrued expenses	27,592	29,915
Total current liabilities	83,739	77,297
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	288,979	314,425
Tax Receivable Agreement liability	292,490	252,003
Long-term operating lease liability	210,682	200,166
Other long-term liabilities	2,827	3,291
Total long-term liabilities	794,978	769,885
Total liabilities	878,717	847,182

COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 54,467,951 and 48,420,723 shares issued and outstanding at March 26, 2023 and December 25, 2022, respectively.	545	484
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 17,943,562 and 23,837,162 shares issued and outstanding at March 26, 2023 and December 25, 2022, respectively.	—	—
Additional paid-in-capital	294,984	260,664
Accumulated deficit	(5,326)	(4,812)
Total stockholders' equity attributable to Portillo's Inc.	290,203	256,336
Non-controlling interest	132,783	176,565
Total stockholders' equity	422,986	432,901
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,301,703	$1,280,083
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Quarter Ended
	March 26, 2023	March 27, 2022

REVENUES, NET	$156,061	$134,482

COST AND EXPENSES:
Restaurant operating expenses:
Cost of goods sold, excluding depreciation and amortization	53,626	46,266
Labor	40,459	37,313
Occupancy	8,451	7,755
Other operating expenses	18,704	15,165
Total restaurant operating expenses	121,240	106,499

General and administrative expenses	18,778	15,687
Pre-opening expenses	2,344	556
Depreciation and amortization	5,670	5,205
Net income attributable to equity method investment	(207)	(123)
Other income, net	(257)	(156)
OPERATING INCOME	8,493	6,814
Interest expense	7,444	6,099
Tax Receivable Agreement Liability adjustment	(584)	—
Loss on debt extinguishment	3,465	—
(LOSS) INCOME BEFORE INCOME TAXES	(1,832)	715
Income tax (benefit) expense	(559)	165
NET (LOSS) INCOME	(1,273)	550
Net (loss) income attributable to non-controlling interests	(759)	356
NET (LOSS) INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$(514)	$194

Net (loss) income per common share attributable to Portillo's Inc.:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.00

Weighted-average common shares outstanding:
Basic	49,599,074	35,807,171
Diluted	49,599,074	39,944,086

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

Quarters Ended March 26, 2023 and March 27, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 26, 2021	35,807,171	$358	35,673,321	$—	$186,856	$(15,950)	$252,142	$423,406
Net income	—	—	—	—	—	194	356	550
Equity-based compensation	—	—	—	—	1,896	—	1,889	3,785
Balance at March 27, 2022	35,807,171	358	35,673,321	—	188,752	(15,756)	254,387	427,741

Balance at December 25, 2022	48,420,723	484	23,837,162	—	260,664	(4,812)	176,565	432,901
Net loss	—	—	—	—	—	(514)	(759)	(1,273)
Equity-based compensation	—	—	—	—	2,425	—	1,112	3,537
Activity under equity-based compensation plans	153,628	2	—	—	711	—	—	713
Redemption of LLC Units in connection with the secondary offering	5,893,600	59	(5,893,600)	—	(59)	—	—	—
Non-controlling interest adjustment	—	—	—	—	43,736	—	(43,736)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(399)	(399)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(12,493)	—	—	(12,493)
Balance at March 26, 2023	54,467,951	$545	17,943,562	$—	$294,984	$(5,326)	$132,783	$422,986

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 5

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Quarter Ended
	March 26, 2023	March 27, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,273)	$550
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,670	5,205
Amortization of debt issuance costs and discount	431	621
Loss on sales of assets	118	22
Equity-based compensation	3,537	3,785
Deferred rent and tenant allowance	—	1,253
Deferred income tax (benefit) expense	(559)	165
Tax Receivable Agreement liability adjustment	(584)	—
Amortization of deferred lease incentives	—	(105)
Gift card breakage	(329)	(293)
Loss on debt extinguishment	3,465	—
Changes in operating assets and liabilities:
Accounts receivable	499	1,816
Receivables from related parties	(101)	(8)
Inventory	2,128	931
Other current assets	(957)	(319)
Operating lease assets	2,081	—
Accounts payable	(3,160)	(3,708)
Accrued expenses and other liabilities	(4,513)	(9,745)
Operating lease liabilities	(798)	—
Deferred lease incentives	850	600
Other assets and liabilities	(19)	30
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,486	800
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,216)	(6,279)
Proceeds from the sale of property and equipment	26	—
NET CASH USED IN INVESTING ACTIVITIES	(20,190)	(6,279)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	10,000	—
Proceeds from long-term debt	300,000	—
Payments of long-term debt	(322,428)	(831)
Proceeds from equity offering, net of underwriting discounts	166,400	—
Repurchase of outstanding equity / Portillo's OpCo units	(166,400)	—
Proceeds from stock option exercises	590	—
Employee withholding taxes related to net settled equity awards	(19)	—
Proceeds from Employee Stock Purchase Plan purchases	127	—
Payments of Tax Receivable Agreement liability	(813)	—
Payment of deferred financing costs	(3,569)	—
Payment of initial public offering issuance costs	—	(771)
NET CASH USED IN FINANCING ACTIVITIES	(16,112)	(1,602)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(29,816)	(7,081)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	44,427	39,263
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$14,611	$32,182
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Quarter Ended
	March 26, 2023	March 27, 2022
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$5,703	$5,356
Income tax paid	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$4,852	$1,626
Establishment of liabilities under Tax Receivable Agreement	47,380	—

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

The Company operates fast-casual restaurants in 10 states, along with two food production commissaries in Illinois. As of March 26, 2023 and December 25, 2022, the Company had 74 and 71 restaurants in operation, respectively, excluding a restaurant owned by C&O Chicago, LLC ("C&O"), of which Portillo's owns 50% of the equity. The Company also had two non-traditional locations in operation as of March 26, 2023 and December 25, 2022. These non-traditional locations include a food truck and a ghost kitchen (small kitchen with no store-front presence, used to fill online orders). Portillo's additionally has a 50% interest in a single restaurant owned by C&O. The Company’s principal corporate offices are located in Oak Brook, Illinois.

Secondary Offerings

In the first quarter of 2023, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $21.05 per share (the "Q1 Secondary Offering"). The Company granted Morgan Stanley & Co. LLC, the underwriter (the "Underwriter"), a 30-day option to purchase up to an additional 1,200,000 shares of Class A common stock. On April 5, 2023, the Underwriter exercised its overallotment option in part, to purchase an additional 620,493 shares of the Company's Class A common stock (see Note 16. Subsequent Events for additional details). We used all of the net proceeds from the Q1 Secondary Offering to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the entities treated as corporations for U.S. tax purposes that held LLC Units prior to the Transactions ("Blocker Companies") at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. The proceeds from the Q1 Secondary Offering were used to (i) purchase 2,106,400 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 5,893,600 LLC Units held by the pre-IPO LLC Members. In connection with the redemption, 5,893,600 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 5,893,600 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

In the third and fourth quarters of 2022, the Company completed two secondary offerings of 8,066,458 shares (including 66,458 shares sold to the underwriters pursuant to their overallotment option) and 8,000,000 shares, respectively, of the Company's Class A common stock at an offering price of $23.75 and $22.69, respectively, per share.

As of March 26, 2023, the Company owns 75.2% of Portillo's OpCo and the pre-IPO LLC Members own the remaining 24.8% of Portillo's OpCo.

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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with GAAP for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

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

Fiscal Year

The Company uses a 52- or 53-week fiscal year ending on the Sunday prior to or on December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2023 and 2022 consist of 53 and 52 weeks, respectively. The fiscal periods presented in this report are the quarters ended March 26, 2023 and March 27, 2022, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"), along with related clarifications and improvements. The pronouncement requires lessees to recognize a liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. The update is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this standard effective December 27, 2021, electing the modified retrospective approach to apply the standard as of the transition date. We have elected the transition package of three practical expedients permitted under the new standard, which eliminates the requirement to reassess the conclusions about historical lease identifications, lease classifications, and initial direct costs. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease terms and impairments of right-of-use assets. We elected to apply the practical expedient of combining lease and non-lease components. Additionally, we elected to utilize the short-term lease exception policy, which allows us to not apply the recognition requirements of this standard to leases with a term of 12 months or less. The adoption of this standard had a significant impact on the Company’s condensed consolidated balance sheet as we recognized the right-of-use asset and lease liabilities for our operating leases. The adoption had an immaterial impact on the condensed consolidated statement of operations, cash flows and overall liquidity. See Note 9. Leases for additional information.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its condensed consolidated financial statements.

NOTE 3.    REVENUE RECOGNITION

Revenues from retail restaurants are presented net of discounts and recognized when food and beverage products are sold to the end customer. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.

Delivery sales are generally fulfilled by third-party delivery partners whether ordered through the Portillo's app and website ("Dispatch Sales") or through third-party delivery partners ("Marketplace Sales"). Dispatch Sales include delivery and service fees as the Company controls the delivery. Revenue from Dispatch Sales is recognized when food is delivered to the customer. For these sales, the Company receives payment directly from the customer at the time of sale. Revenue for Marketplace Sales is recognized in the amount paid to the delivery partner by the customer for food and excludes delivery and service fees charged by the third-party delivery partner as the Company does not control the delivery. Revenue from Marketplace Sales is recognized when food is delivered to the customer. For these sales, the Company receives payment from the delivery partner subsequent to the transfer of order, which is generally paid one week in arrears. For all delivery sales of food, the Company is considered the principal and recognizes revenue on a gross basis.

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues, net in the condensed consolidated statements of operations. The Company recognized gift card breakage of $0.3 million for the quarters ended March 26, 2023 and March 27, 2022.

Portillo's Inc. Form 10-Q | 10

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability included in current deferred revenue on the condensed consolidated balance sheets is as follows (in thousands):

	March 26, 2023	December 25, 2022
Gift card liability	$5,068	$6,988

Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in their respective liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended
	March 26, 2023	March 27, 2022
Revenue recognized from gift card liability balance at the beginning of the year	$1,937	$1,806

NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	March 26, 2023	December 25, 2022
Raw materials	$3,338	$5,722
Work in progress	121	104
Finished goods	962	876
Consigned inventory	838	685
	$5,259	$7,387

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	March 26, 2023	December 25, 2022
Land improvements	$16,456	$16,369
Furniture, fixtures, and equipment	133,887	126,130
Leasehold improvements	172,337	153,341
Transportation equipment	2,573	2,281
Construction-in-progress	23,149	35,386
	348,402	333,507
Less accumulated depreciation	(111,186)	(106,471)
	$237,216	$227,036

Depreciation expense was $5.0 million and $4.4 million for the quarters ended March 26, 2023 and March 27, 2022, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

Portillo's Inc. Form 10-Q | 11

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year.

Intangibles, net consisted of the following (in thousands):

	March 26, 2023

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(25,039)	31,078
	$280,042	$(25,039)	$255,003

	December 25, 2022

	Gross Carrying Amount	Accumulated Amortization	ASC 842 Adjustment	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(24,317)	—	31,800
Covenants not-to-compete	40,799	(40,799)	—	—
Favorable rental contracts	2,991	(1,849)	(1,142)	—
	$323,832	$(66,965)	$(1,142)	$255,725

Amortization expense was $0.7 million and $0.8 million for the quarters ended March 26, 2023 and March 27, 2022, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

The estimated aggregate amortization expense related to intangible assets held at March 26, 2023 for the remainder of this year and the succeeding five years and thereafter is as follows (in thousands):

Estimated Amortization
2023 (excluding the quarter ending March 26, 2023)	$2,167
2024	2,813
2025	2,707
2026	2,707
2027	2,707
2028	2,707
2029 and thereafter	15,270
$31,078

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

As of March 26, 2023 and December 25, 2022, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	March 26, 2023	December 25, 2022
	Level 1	Level 1
Assets - Investments designated for deferred compensation plan
Cash/money accounts	$975	$1,470
Mutual funds	2,430	2,241
Total assets	$3,405	$3,711
As of March 26, 2023 and December 25, 2022, we had no Level 2 or Level 3 assets.
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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, net, operating lease assets, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the quarters ended March 26, 2023 and March 27, 2022.

Portillo's Inc. Form 10-Q | 13

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    DEBT

Debt consisted of the following (in thousands):

	March 26, 2023	December 25, 2022
2023 Term Loan	$300,000	$—
2014 Term B-3 Loans	—	322,428
2023 Revolver Facility	10,000	—
Unamortized discount and debt issuance costs	(3,521)	(3,848)
Total debt, net	306,479	318,580
Less: Short-term debt	(10,000)	—
Less: Current portion of long-term debt	(7,500)	(4,155)
Long-term debt, net	$288,979	$314,425
2023 Credit Agreement

On February 2, 2023 (the "Closing Date"), PHD Intermediate LLC (“Holdings”), Portillo’s Holdings LLC (the “Borrower”), the other Guarantors party thereto from time to time, each lender party thereto from time to time and Fifth Third Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender entered into a credit agreement (“2023 Credit Agreement”) which provides for a term A loan (the "2023 Term Loan") in an initial aggregate principal amount of $300.0 million and revolving credit commitments in an initial aggregate principal amount of $100.0 million (the “2023 Revolver Facility”). The 2023 Term Loan and 2023 Revolver Facility are scheduled to mature on February 2, 2028.

The 2023 Term Loan and the 2023 Revolver Facility will accrue interest at the forward-looking secured overnight financing rate (“SOFR”) plus an applicable rate determined upon the consolidated total net rent adjusted leverage ratio, subject to a floor of 0.00% (plus a credit spread adjustment of 0.10% per annum for 1-month interest periods and 0.15% for 3-month interest periods).

As of March 26, 2023, the interest rate on the 2023 Term Loan and 2023 Revolver Facility was 7.59% and 7.47%, respectively. Pursuant to the 2023 Credit Agreement, as of March 26, 2023, the commitment fees to maintain the 2023 Revolver Facility were 0.250%, letter of credit fees were 2.75%, and letter of credit fronting fees were 0.125%. Commitment fees, letter of credit fees, and letter of credit fronting fees are recorded as interest expense in the condensed consolidated statements of operations. As of March 26, 2023, the effective interest rate was 8.09%.

The 2023 Term Loan will amortize in equal quarterly installments in aggregate annual amounts equal to $7.5 million for the first two (2) years following the Closing Date, (b) $15.0 million for the third (3rd) and fourth (4th) years following the Closing Date, and (c) $30.0 million for the fifth (5th) year following the Closing Date, commencing on the last day of the first full fiscal quarter ended after the Closing Date, with the balance payable on the final maturity date.

As of March 26, 2023, outstanding borrowings under the 2023 Credit Agreement totaled $310.0 million, comprising $300.0 million under the 2023 Term Loan and $10.0 million under the 2023 Revolver Facility. Letters of credit issued under the 2023 Revolver Facility totaled $4.4 million. As a result, as of March 26, 2023, the Company had $85.6 million available under the 2023 Revolver Facility.

2014 Credit Agreement

Holdings, the Borrower and certain of its subsidiaries entered into a credit agreement ("2014 Credit Agreement"), dated as of August 1, 2014 and as amended October 25, 2016, May 18, 2018 and December 6, 2019, with UBS AG, Stamford Branch, as the administrative agent and collateral agent, and other lenders from time to time party thereto (the “2014 Lenders”). The 2014 Lenders extended credit in the form of (i) first lien initial term loans in an initial aggregate principal amount of $335.0 million and (ii) a revolving credit facility in an original principal amount equal to $30.0 million, including a letter of credit sub-facility with a $7.5 million sublimit (the “2014 Revolving Facility” and the loans thereunder, the “2014 Revolving Loans”).

Portillo's Inc. Form 10-Q | 14

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 6, 2019, the Borrower entered a third amendment to the 2014 Credit Agreement (the “Third Amendment to 2014 Credit Agreement”) whereby the aggregate principal amount of the term loans as of the effective date of the Third Amendment to 2014 Credit Agreement was $332.4 million (the “2014 Term B-3 Loans”), and the 2014 Revolving Facility was increased to $50.0 million. The maturity date with respect to the 2014 Term B-3 Loans was extended to September 6, 2024, and the maturity date with respect to the 2014 Revolving Loans was extended to June 6, 2024.

In connection with the Third Amendment to 2014 Credit Agreement, the interest rates spread for the 2014 Term B-3 Loans increased by 100 basis points to 5.50% for the adjusted London interbank offered rate ("Eurocurrency Rate") loans. As of March 27, 2022, the interest rate on the 2014 Term B-3 Loans was 6.50%. Beginning with December 31, 2019, the Company is required to pay on the last business day of each calendar quarter, March 31, June 30, September 30, and December 31, an aggregate principal amount of $0.8 million.

As of December 25, 2022, the Company had no borrowings under the 2014 Revolving Facility. As of March 27, 2022, the interest rate on the 2014 Revolving Facility was 3.25%, subject to change based on a consolidated first lien net leverage ratio as defined in the 2014 Credit Agreement. As of March 27, 2022, the commitment fees, pursuant to the 2014 Credit Agreement, to maintain the 2014 Revolving Facility were 0.250%. Also pursuant to the 2014 Credit Agreement, as of March 27, 2022, letter of credit fronting fees were 0.125%. Commitment fees and letter of credit fronting fees are recorded as interest expense in the condensed consolidated statements of operations. As of March 27, 2022, the effective interest rate was 7.74%.

The Company had $4.2 million of letters of credit issued against the 2014 Revolving Facility as of December 25, 2022.

On February 2, 2023, the Company used proceeds from the 2023 Term Loan and 2023 Revolver Facility, along with cash on hand, to pay off the 2014 Credit Agreement in full in the amount of $321.8 million. The 2023 Revolver Facility under the 2023 Credit Agreement replaces the $50.0 million 2014 Revolving Facility under the 2014 Credit Agreement.

Discount and Debt Issuance Costs

Pursuant to the 2023 Credit Agreement, the Company capitalized deferred financing costs and issuance discount of $3.6 million which will be amortized over the term of the 2023 Credit Agreement.

In connection with the repayment of the 2014 Credit Agreement as described above, deferred financing costs and original issuance discount of $3.5 million were recorded as a loss on debt extinguishment during the quarter ended March 26, 2023 in the condensed consolidated statement of operations.

The Company amortized $0.3 million and $0.4 million of deferred financing costs during the quarters ended March 26, 2023 and March 27, 2022, respectively, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company also amortized $0.2 million and $0.2 million in original issue discount related to the long-term debt during the quarters ended March 26, 2023 and March 27, 2022, respectively, which is included in interest expense in the condensed consolidated statements of operations.

Total interest costs incurred were $7.4 million and $6.1 million for the quarters ended March 26, 2023 and March 27, 2022, respectively.

As of March 26, 2023 and December 25, 2022, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

The 2023 Credit Agreement is guaranteed by all domestic subsidiaries of the Borrower (subject to customary exceptions) and secured by liens on substantially all of the assets of Holdings, the Borrower and the subsidiary guarantors (subject to customary exceptions).

The 2023 Credit Agreement also includes certain financial covenants with respect to cash interest coverage and total net rent adjusted leverage. As of March 26, 2023, the Company was in compliance with all covenants in the 2023 Credit Agreement.

Portillo's Inc. Form 10-Q | 15

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.    LEASES

We qualify as an emerging growth company pursuant to the provisions of the Jumpstart our Business Startups ("JOBS") Act. As such, we adopted ASU 2016-02, Leases (Topic 842), along with related clarifications and improvements, using a modified retrospective approach, with first presentation of the application of ASC 842 in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022. Quarterly interim financial statements for 2023 are presented under ASC 842. Quarterly interim financial statements were not required in 2022 under prior lease accounting guidance, therefore comparative amounts are not presented for those periods.

A summary of operating lease right-of-use assets and liabilities is as follows (in thousands):

Operating leases	Classification	March 26, 2023	December 25, 2022
Right-of-use assets	Operating lease assets	$173,414	$166,808
		173,414	166,808

Current lease liabilities	Short-term operating lease liability	5,088	4,849
Non-current lease liabilities	Long-term operating lease liability	210,682	200,166
		$215,770	$205,015

The components of lease expense were as follows (in thousands):

		Quarter Ended
Operating leases	Classification	March 26, 2023
Operating lease cost	Occupancy Other operating expenses General and administrative expenses Pre-opening expenses	$6,828
Short-term operating lease cost	Occupancy Other operating expenses	152
Variable lease cost	Occupancy Other operating expenses General and administrative expenses	994
		$7,974

A summary of lease terms and discount rates for operating leases is as follows:

Operating leases	March 26, 2023	December 25, 2022
Weighted-average remaining lease term (years):	25.3	25.0
Weighted-average discount rate:	9.8%	9.8%

Supplemental cash flow information related to leases is as follows (in thousands):

Quarter Ended
March 26, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,773
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	7,263

Portillo's Inc. Form 10-Q | 16

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 26, 2023, the maturity analysis of the lease liabilities consisted of the following (in thousands):

Year Ending	Operating Leases
2023 (excluding the quarter ending March 26, 2023)	$17,722
2024	23,907
2025	23,924
2026	24,008
2027	23,306
Thereafter	561,757
Total lease payments	674,624
Less: imputed interest	(458,854)
Total operating lease liabilities	$215,770

As of March 26, 2023, operating lease payments include $381.4 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $71.3 million of minimum payments for leases signed but not yet commenced.

NOTE 10.    NON-CONTROLLING INTERESTS

We are the sole managing member of Portillo's OpCo, and as a result, consolidate the financial results of Portillo's OpCo. We report a non-controlling interest representing the LLC Units in Portillo's OpCo held by pre-IPO LLC Members. Changes in our ownership interest in Portillo's OpCo while we retain our controlling interest in Portillo's OpCo will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units in Portillo's OpCo by the pre-IPO LLC members will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.
In the first quarter of 2023, in connection with the secondary offering described in Note 1. Description Of Business, 5,893,600 LLC Units and corresponding shares of Class B common stock were redeemed by the pre-IPO LLC Members for newly-issued shares of Class A common stock and we received 5,893,600 newly-issued LLC Units, increasing our total ownership interest in Portillo's OpCo.

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	March 26, 2023		December 25, 2022
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	54,467,951	75.2%	48,420,723	67.0%
pre-IPO LLC Members	17,943,562	24.8%	23,837,162	33.0%
Total	72,411,513	100.0%	72,257,885	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for the quarters ended March 26, 2023 and March 27, 2022 was 31.4% and 49.9%, respectively.

Portillo's Inc. Form 10-Q | 17

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Quarter Ended
	March 26, 2023	March 27, 2022
Net (loss) income attributable to Portillo's Inc.	$(514)	$194
Activity under equity-based compensation plans	711	—
Non-controlling interest adjustments, including the secondary offering	43,736	—
Redemption of LLC Units in connection with the secondary offering	(59)	—
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	(12,493)	—
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$31,381	$194

NOTE 11.    EQUITY-BASED COMPENSATION
Equity-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.
Equity-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Quarter Ended
	March 26, 2023	March 27, 2022
Labor	$346	$350
General and administrative expenses	3,191	3,435
Total equity-based compensation expense	$3,537	$3,785

Employee Stock Purchase Plan

During the quarter ended March 26, 2023, the Company issued 5,963 shares under the Employee Stock Purchase Plan ("ESPP"). At March 26, 2023, 236,656 shares remained available for issuance under the ESPP. The expense incurred under the ESPP was immaterial for the quarter ended March 26, 2023 and is included within general and administrative expenses and labor in the condensed consolidated statements of operations.

NOTE 12.    INCOME TAXES

We are the sole managing member of Portillo's OpCo, and as a result, consolidate the financial results of Portillo's OpCo. Portillo's OpCo is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Portillo's OpCo is not subject to U.S. federal and state and local income taxes in the majority of states in which it operates. Any taxable income or loss generated by Portillo's OpCo is passed through to and included in the taxable income or loss of its members, including us, based upon the respective member's ownership percentage in Portillo's OpCo. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Portillo's OpCo, as well as any stand-alone income or loss generated by Portillo's Inc.

Income Tax (Benefit) Expense

The effective income tax rate for the quarters ended March 26, 2023 and March 27, 2022 was 30.5% and 16.6%, respectively. The increase in our effective income tax rate for the quarter ended March 26, 2023 compared to the quarter ended March 27, 2022 was primarily driven by the increase in the valuation allowance and an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo. The Company’s annual effective tax rate differs from the statutory rate of 21% primarily because the Company is not liable for federal or state income taxes on the portion of OpCo’s earnings that are attributable to non-controlling interests, the valuation allowance recorded and impacts from the exercise and vesting of equity-based awards.

Portillo's Inc. Form 10-Q | 18

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 26, 2023, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to the basis difference in its investment in Portillo's OpCo that will never be realizable or only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize) are more likely than not to be realized.

Secondary Offerings

In the first quarter of 2023, in connection with the secondary offering previously discussed in Note 1. Description Of Business, 5,893,600 LLC Units were redeemed by the pre-IPO LLC Members for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of net assets of Portillo's OpCo subject to the provisions of the Tax Receivable Agreement (the "Tax Receivable Agreement" or "TRA"). The Company recorded a deferred tax asset of $34.9 million and an additional TRA liability of $47.4 million. As of March 26, 2023, we estimated that our obligation for future payments under the TRA liability totaled $298.8 million. The Company made payments of $0.8 million under the TRA during the quarter ended March 26, 2023 relating to tax year 2021. There were no amounts paid under the TRA during the quarter ended March 27, 2022. We expect a payment of $6.3 million relating to tax year 2022 to be paid within the next 12 months.

NOTE 13.    EARNINGS PER SHARE

Basic net (loss) earnings per share of Class A common stock is computed by dividing net income attributable to Portillo's Inc. by the weighted-average number of Class A common stock outstanding.

Diluted net (loss) earnings per share is computed by dividing net (loss) income attributable to Portillo's Inc. by the weighted-average number of dilutive securities, using the treasury stock method.

The computations of basic and diluted net (loss) earnings per share for the quarters ended March 26, 2023 and March 27, 2022 are as follows (in thousands):

	Quarter Ended
	March 26, 2023	March 27, 2022
Net (loss) income	$(1,273)	$550
Net (loss) income attributable to non-controlling interests	(759)	356
Net (loss) income attributable to Portillo's Inc.	$(514)	$194

Shares:
Weighted-average number of common shares outstanding-basic	49,599	35,807
Dilutive share awards	—	4,137
Weighted-average number of common shares outstanding-diluted	49,599	39,944

Basic net (loss) income per share	$(0.01)	$0.01
Diluted net (loss) income per share	$(0.01)	$0.00
The following shares were excluded from the calculation of diluted earnings per share because they would be antidilutive (in thousands):

	Quarter Ended
	March 26, 2023	March 27, 2022
Shares subject to performance conditions	1,807	1,196
Shares that were antidilutive	3,538	—
Total shares excluded from diluted net income (loss) per share	5,345	1,196

Portillo's Inc. Form 10-Q | 19

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.    CONTINGENCIES

The Company is party to legal proceedings and potential claims arising in the normal conduct of business, including claims related to employment matters, contractual disputes, customer injuries, and property damage. Although the ultimate outcome of these claims and lawsuits cannot be predicted with certainty, management believes that the resulting liability, if any, will not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 15.    RELATED PARTY TRANSACTIONS

As of both March 26, 2023 and December 25, 2022, the related parties’ receivables balance consisted of $0.3 million due from C&O, which is included in accounts receivable in the condensed consolidated balance sheets.

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

The Company incurred the following Olo-related costs for the quarters ended March 26, 2023 and March 27, 2022 (in thousands):

	Quarter Ended
	March 26, 2023	March 27, 2022
Cost of goods sold, excluding depreciation and amortization	$585	$325
Other operating expenses	114	113
Net Olo-related costs	$699	$438

As of March 26, 2023 and December 25, 2022, $0.1 million and $0.2 million, respectively, were payable to Olo and was included in accounts payable in the condensed consolidated balance sheets.

Tax Receivable Agreement

We are party to a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. The Company made payments of $0.8 million under the TRA relating to tax year 2021 during the quarter ended March 26, 2023. There were no amounts paid under the TRA during the quarter ended March 27, 2022.

(in thousands)	March 26, 2023	December 25, 2022
Current portion of Tax Receivable Agreement liability	$6,309	$813
Tax receivable agreement liability	292,490	252,003

Secondary Offerings

In the third and fourth quarters of 2022 and first quarter of 2023, in connection with the secondary offerings previously discussed in Note 1. Description Of Business, we purchased LLC Units and corresponding shares of Class B common stock and shares of Class A common stock using the proceeds of the secondary offerings at a price equal to the public offering price less the underwriting discounts and commissions from certain pre-IPO LLC Members and shareholders of the Blocker Companies, including from funds affiliated with Berkshire Partners LLC, which is our largest shareholder that beneficially owns approximately 31.7% of the Company as of March 26, 2023.

Portillo's Inc. Form 10-Q | 20

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.    SUBSEQUENT EVENTS

The Company opened one new restaurant subsequent to March 26, 2023 in Gilbert, Arizona for a total of 75 restaurants, excluding a restaurant owned by C&O, of which Portillo's owns 50% of the equity.

On April 5, 2023, in connection with the secondary offering previously discussed in Note 1. Description Of Business, the Underwriter exercised its option to purchase an additional 620,493 shares of the Company's Class A common stock. As a result, 163,376 shares of Class A common stock and 457,117 LLC Units and corresponding shares of Class B common stock were redeemed. As of April 5, 2023, the Company owns 75.9% of Portillo's OpCo and the pre-IPO LLC Members own the remaining 24.1% of Portillo's OpCo.

Portillo's Inc. Form 10-Q | 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Cautionary Statements Concerning Forward-Looking Statements” in this report and under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.

Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to provide revisions to any forward-looking statements should circumstances change.

The following discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below.

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

As of March 26, 2023, we owned and operated 75 Portillo’s restaurants across ten states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

2023 Credit Agreement

On February 2, 2023, PHD Intermediate LLC (“Holdings”), Portillo’s Holdings LLC (the “Borrower”), the other Guarantors party thereto from time to time, each lender party thereto from time to time and Fifth Third Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender, entered into a credit agreement (“2023 Credit Agreement”) which provides for a term A loan ("2023 Term Loan") in an initial aggregate principal amount of $300.0 million and initial revolving credit commitments in an initial aggregate principal amount of $100.0 million (the “2023 Revolver Facility”). The proceeds under the 2023 Term Loan and 2023 Revolver Facility, along with cash on hand, were used to repay outstanding indebtedness under the 2014 Credit Agreement and to pay related transaction expenses. The 2023 Term Loan and 2023 Revolver Facility are scheduled to mature on February 2, 2028.

Secondary Offering

In the first quarter of 2023, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $21.05 per share ("Q1 Secondary Offering"). The Company granted Morgan Stanley & Co. LLC, the underwriter (the

Portillo's Inc. Form 10-Q | 22

"Underwriter"), a 30-day option to purchase up to an additional 1,200,000 shares of Class A common stock. On April 5, 2023, the Underwriter exercised its overallotment option in part, to purchase an additional 620,493 shares of the Company's Class A common stock (see Note 16. Subsequent Events for additional details). We used all of the net proceeds from the Q1 Secondary Offering to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

Financial Highlights for the Quarter Ended March 26, 2023 vs. Quarter Ended March 27, 2022:

•Total revenue increased 16.0% or $21.6 million to $156.1 million;
•Same restaurant sales increased 9.1%;
•Operating income increased $1.7 million to $8.5 million;
•Net income decreased $1.8 million to a net loss of $1.3 million;
•Restaurant-Level Adjusted EBITDA* increased $6.8 million to $34.8 million; and
•Adjusted EBITDA* increased $2.0 million to $19.6 million.

* Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net (loss) income and Restaurant-Level Adjusted EBITDA to operating income the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Recent Developments and Trends

We continue to see revenue growth due to our new restaurant openings, as well as same-restaurant sales growth. Total revenue grew 16.0% for the quarter ended March 26, 2023. Same-restaurant sales grew 9.1% during the quarter ended March 26, 2023.

During and subsequent to the quarter ended March 26, 2023, we opened the remaining four restaurants that were planned for 2022, completing our seven restaurants in the "Class of 2022". Our six new restaurants opened in 2022 and 2023, positively impacted revenues by approximately $10.6 million in the quarter ended March 26, 2023. We plan to open nine more new restaurants in 2023 ("Class of 2023").

In the quarter ended March 26, 2023, we continued to experience commodity inflation, but to a lesser extent than we saw in 2022. Commodity inflation was 8.9% for the quarter ended March 26, 2023 compared to 15.7% for the quarter ended March 27, 2022. We expect our overall commodity inflation to ease over the course of the year and are currently estimating commodity inflation in the mid single digits for the full fiscal year. Labor expenses, as a percentage of revenue, declined during the quarter ended March 26, 2023, primarily due to increases in our average check and transactions and operational efficiencies. This decrease was partially offset by additional wage investments, primarily wage investments to support our team members made in July 2022. We do anticipate additional wage investments in 2023. During mid-January 2023 and at the beginning of May 2023, we increased certain menu prices to reflect a net approximate 2.0% and 3.0% price increase, respectively, to continue to combat inflationary cost pressures and progress towards our goal to improve Restaurant-Level Adjusted EBITDA margins for fiscal 2023.

In the quarter ended March 26, 2023, operating income margin and Restaurant-Level Adjusted EBITDA Margin sequentially improved compared to the quarter ended December 26, 2022 and to the prior year quarter ended March 27, 2022. We believe this improvement was the result of our continued efforts to elevate guest experiences, deploy strategic pricing actions and implement operational efficiencies.

We also recently celebrated our 60th anniversary on April 5, 2023. Since our founding at the “The Dog House,” we have grown to become a treasured brand with a passionate nationwide following. We will continue to create decades worth of memories for new fans as we expand across the nation. Even after 60 years, we have so much opportunity to develop and grow our team members, enhance the Portillo’s experience for our guests, and to create enduring value for our investors.

Portillo's Inc. Form 10-Q | 23

Development Highlights

We opened three new restaurants during the quarter ended March 26, 2023. Subsequent to March 26, 2023, we opened one additional restaurant, bringing our total restaurant count to 76, including a restaurant owned by C&O of which Portillo’s owns 50% of the equity.

Location	Opening Date
Kissimmee, Florida	December 2022
The Colony, Texas	January 2023
Tucson, Arizona	February 2023
Gilbert, Arizona	March 2023

Portillo's Inc. Form 10-Q | 24

Consolidated Results of Operations

The following table summarizes our results of operations for the quarters ended March 26, 2023 and March 27, 2022 (in thousands):

	Quarter Ended
	March 26, 2023		March 27, 2022
REVENUES, NET	$156,061	100.0%	$134,482	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Cost of goods sold, excluding depreciation and amortization	53,626	34.4%	46,266	34.4%
Labor	40,459	25.9%	37,313	27.7%
Occupancy	8,451	5.4%	7,755	5.8%
Other operating expenses	18,704	12.0%	15,165	11.3%
Total restaurant operating expenses	121,240	77.7%	106,499	79.2%
General and administrative expenses	18,778	12.0%	15,687	11.7%
Pre-opening expenses	2,344	1.5%	556	0.4%
Depreciation and amortization	5,670	3.6%	5,205	3.9%
Net income attributable to equity method investment	(207)	(0.1)%	(123)	(0.1)%
Other income, net	(257)	(0.2)%	(156)	(0.1)%
OPERATING INCOME	8,493	5.4%	6,814	5.1%
Interest expense	7,444	4.8%	6,099	4.5%
Tax Receivable Agreement liability adjustment	(584)	(0.4)%	—	—%
Loss on debt extinguishment	3,465	2.2%	—	—%
(LOSS) INCOME BEFORE INCOME TAXES	(1,832)	(1.2)%	715	0.5%
Income tax (benefit) expense	(559)	(0.4)%	165	0.1%
NET (LOSS) INCOME	(1,273)	(0.8)%	550	0.4%
Net (loss) income attributable to non-controlling interests	(759)	(0.5)%	356	0.3%
NET (LOSS) INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$(514)	(0.3)%	$194	0.1%

Revenues, Net

Revenues primarily represent the aggregate sales of food and beverages, net of discounts. Sales taxes collected from customers are excluded from revenues. Revenues in any period are directly influenced by the number of operating weeks in the period, the number of open restaurants, restaurant traffic, our menu prices, third-party delivery platform prices and product mix.

Revenues for the quarter ended March 26, 2023 were $156.1 million compared to $134.5 million for the quarter ended March 27, 2022, an increase of $21.6 million or 16.0%. The increase in revenues was primarily attributed to an increase in our same-restaurant sales and the opening of three restaurants in 2022 and three restaurants during the quarter ended March 26, 2023. Same-restaurant sales increased 9.1% during the first quarter ended March 26, 2023, which was attributable to an increase in average check of 7.0% and a 2.1% increase in transactions. The higher average check was driven by an approximate 9.2% increase in certain menu prices partially offset by product mix. New restaurants positively impacted revenues by approximately $10.6 million in the quarter ended March 26, 2023. For the purpose of calculating same-restaurant sales for March 26, 2023, sales for 63 restaurants were included in the Comparable Restaurant Base (as defined in "Selected Operating Data" below).

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

Cost of goods sold, excluding depreciation and amortization for the quarter ended March 26, 2023 was $53.6 million compared to $46.3 million for the quarter ended March 27, 2022, an increase of $7.4 million or 15.9%. This increase was primarily driven by a 8.9% increase in commodity prices and the opening of three restaurants in 2022 and three restaurants during the quarter ended March 26, 2023, partially offset by an lower third-party delivery commissions. As a percentage of revenues net, cost of goods sold, excluding depreciation and amortization was flat during the quarter ended March 26, 2023.

Labor Expenses

Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the quarter ended March 26, 2023 were $40.5 million compared to $37.3 million for the quarter ended March 27, 2022, an increase of $3.1 million or 8.4%. This increase was primarily driven by the opening of three restaurants in 2022 and three restaurants during the quarter ended March 26, 2023 and incremental investments to support our team members, including rate increases primarily made in July 2022. These increases were partially offset by operational efficiencies. As a percentage of revenues, net, labor decreased 1.8% due primarily to increases in our average check and transactions and operational efficiencies, partially offset by the aforementioned incremental wage rate increases to support our team members.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes.

Occupancy expenses for the quarter ended March 26, 2023 were $8.5 million compared to $7.8 million for the quarter ended March 27, 2022, an increase of $0.7 million or 9.0%, primarily driven by the opening of three restaurants in 2022 and three restaurants during the quarter ended March 26, 2023. As a percentage of revenues, net, occupancy expenses decreased 0.4% due primarily to increases in our average check and transactions.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other operating expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the quarter ended March 26, 2023 were $18.7 million compared to $15.2 million for the quarter ended March 27, 2022, an increase of $3.5 million or 23.3%, primarily due to an increase in repair and maintenance expenses, credit card fees, operating supplies and insurance, and the opening of three restaurants in 2022 and three restaurants during the quarter ended March 26, 2023. As a percentage of revenues, net, operating expenses increased 0.7% due primarily to the aforementioned increases in expenses, partially offset by increases in our average check and transactions.

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

Portillo's Inc. Form 10-Q | 26

General and administrative expenses for the quarter ended March 26, 2023 were $18.8 million compared to $15.7 million for the quarter ended March 27, 2022, an increase of $3.1 million or 19.7%. This increase was primarily driven by an increase in salaries and wages attributable to annual rate increases and the filling of open positions, variable-based compensation and an increase in professional and software licensing fees.

Pre-Opening Expenses

Pre-opening expenses consist primarily of wages, occupancy expenses, which represent rent expense recognized during the period between the date of possession of the restaurant facility and the restaurant opening date, travel for the opening team and other supporting team members, food, beverage, and the initial stocking of operating supplies. All such costs incurred prior to the opening are expensed in the period in which the expense was incurred. Pre-opening expenses can fluctuate significantly from period to period, based on the number and timing of openings and the specific pre-opening expenses incurred for each restaurant. Additionally, restaurant openings in new geographic market areas will experience higher pre-opening expenses than our established geographic market areas, such as the Chicagoland area, where we have greater economies of scale and incur lower travel and lodging costs for our training team.

Pre-opening expenses for the quarter ended March 26, 2023 were $2.3 million compared to $0.6 million for the quarter ended March 27, 2022, an increase of $1.8 million or 321.6%. The increase was due to the timing and geographic location of activities related to our planned restaurant openings for the quarter ended March 26, 2023 as compared to the quarter ended March 27, 2022.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for the quarter ended March 26, 2023 was $5.7 million compared to $5.2 million for the quarter ended March 27, 2022, an increase of $0.5 million or 8.9%. This increase was primarily attributable incremental depreciation of capital expenditures related to the opening of three restaurants in 2022 and three restaurants during the quarter ended March 26, 2023.

Net Income Attributable to Equity Method Investment

Net income attributable to equity method investment consists of a 50% interest in C&O, which runs a single restaurant located within the Chicagoland market. We account for the investment and financial results in the condensed consolidated financial statements under the equity method of accounting as we have significant influence but do not have control.

Net income attributable to equity method investment for the quarter ended March 26, 2023 was $0.2 million compared to $0.1 million for the quarter ended March 27, 2022, an increase of $0.1 million or 68.3%. This increase was primarily driven by increased revenue, which is attributable to increases in average check and transactions.

Other Income, Net

Other income, net includes among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains or losses on asset disposals.

Other income, net for the quarter ended March 26, 2023 was $0.3 million compared to $0.2 million for the quarter ended March 27, 2022, an increase of $0.1 million or 64.7%. This increase was primarily due to an increase in trading gains in the rabbi trust used to fund our deferred compensation plan, partially offset by a decrease in loss on sale of assets.

Portillo's Inc. Form 10-Q | 27

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for the quarter ended March 26, 2023 was $7.4 million compared to $6.1 million for the quarter ended March 27, 2022, an increase of $1.3 million or 22.1%. This increase was primarily driven by a higher effective interest rate attributable to the year over year rising interest rate environment, partially offset by the improved lending terms associated with our 2023 Term Loan and 2023 Revolver Facility.

Tax Receivable Agreement Liability Adjustment

We are party to a Tax Receivable Agreement liability with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

The Tax Receivable Agreement liability adjustment was $0.6 million for the quarter ended March 26, 2023 related to a remeasurement primarily due to activity under equity-based compensation plans. There was no Tax Receivable Agreement liability adjustment for the quarter ended March 27, 2022.

Loss on Debt Extinguishment

Loss on debt extinguishment for the quarter ended March 26, 2023 was $3.5 million due to the write-off of debt discount and deferred issuance costs of associated with the payoff of the 2014 Credit Agreement as described in Note 8. Debt. There was no loss on debt extinguishment for the quarter ended March 27, 2022.

Income Tax (Benefit) Expense

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

Income tax benefit for the quarter ended March 26, 2023 was $0.6 million compared to income tax expense of $0.2 million for the quarter ended March 27, 2022, a decrease of $0.7 million or 438.8%. Our effective income tax rate for the quarter ended March 26, 2023 was 30.5%, compared to 16.6% for the quarters ended March 27, 2022. The increase in our effective income tax rate for the quarter ended March 26, 2023 compared to the quarter ended March 27, 2022 was primarily driven by the increase in the valuation allowance and an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo.

Net (Loss) Income Attributable to Non-controlling Interests

We are the sole managing member of Portillo's OpCo. We manage and operate the business and control the strategic decisions and day-to-day operations of Portillo’s OpCo and we also have a substantial financial interest in Portillo’s OpCo. Accordingly, we consolidate the financial results of Portillo’s OpCo, and a portion of our net income is allocated to non-controlling interests to reflect the entitlement of the pre-IPO LLC Members who retained their equity ownership in Portillo's OpCo (the "pre-IPO LLC Members"). The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) to Portillo's Inc. and the non-controlling interest holders.

Net loss attributable to non-controlling interests for the quarter ended March 26, 2023 was $0.8 million, compared to net income attributable to non-controlling interests of $0.4 million for the quarter ended March 27, 2022, a decrease of $1.1 million or 313.2%. The decrease in net (loss) income attributable to non-controlling interests for the quarter ended March 26, 2023 was primarily due to a decrease in net income primarily due to the factors driving the aforementioned expenses, compared to the quarter ended March 27, 2022, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, from 49.9% for the quarter ended March 27, 2022 to 31.4% for the quarter ended March 26, 2023.

Portillo's Inc. Form 10-Q | 28

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

	Quarter Ended
	March 26, 2023	March 27, 2022
Total Restaurants (a)	75	70
AUV (in millions) (a)	$8.7	$8.3
Change in same-restaurant sales (b)	9.1%	8.2%
Adjusted EBITDA (in thousands) (b)	$19,634	$17,630
Adjusted EBITDA Margin (b)	12.6%	13.1%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$34,821	$27,983
Restaurant-Level Adjusted EBITDA Margin (b)	22.3%	20.8%
(a) Includes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity. AUVs for the quarters ended March 26, 2023 and March 27, 2022 represent AUVs for the twelve months ended March 26, 2023 and March 27, 2022, respectively. Total restaurants indicated are as of a point in time.
(b) Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). For the quarters ended March 26, 2023 and March 27, 2022, there were 63 and 61 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity.

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

Portillo's Inc. Form 10-Q | 29

Non-GAAP Financial Measures

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Adjusted EBITDA and Adjusted EBITDA Margin, and Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin. Accordingly, these measures are not required by, nor presented in accordance with GAAP, but rather are supplemental measures of operating performance of our restaurants. You should be aware that these measures are not indicative of overall results for the Company and that Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin do not accrue directly to the benefit of stockholders because of corporate-level expenses excluded from such measures. These measures are supplemental measures of operating performance and our calculations thereof may not be comparable to similar measures reported by other companies. These measures are important measures to evaluate the performance and profitability of our restaurants, individually and in the aggregate, but also have important limitations as analytical tools and should not be considered in isolation as substitutes for analysis of our results as reported under GAAP.

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

The following table reconciles net (loss) income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended
	March 26, 2023	March 27, 2022
Net (loss) income	$(1,273)	$550
Depreciation and amortization	5,670	5,205
Interest expense	7,444	6,099
Loss on debt extinguishment	3,465	—
Income tax (benefit) expense	(559)	165
EBITDA	14,747	12,019
Deferred rent (1)	1,225	1,081
Equity-based compensation	3,537	3,785
Other loss (2)	117	31
Transaction-related fees & expenses (3)	592	714
Tax Receivable Agreement liability adjustment (4)	(584)	—
Adjusted EBITDA	$19,634	$17,630
Adjusted EBITDA Margin (5)	12.6%	13.1%
(1) Represents the difference between cash rent payments and the recognition of straight-line rent expense recognized over the lease term.
(2) Represents loss on disposal of property and equipment.
(3) Represents the exclusion of certain expenses that management believes are not indicative of ongoing operations, consisting primarily of certain professional fees.
(4) Represents remeasurement of the Tax Receivable Agreement liability.
(5) Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net.

Portillo's Inc. Form 10-Q | 30

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

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended
	March 26, 2023	March 27, 2022
Operating income	$8,493	$6,814
Plus:
General and administrative expenses	18,778	15,687
Pre-opening expenses	2,344	556
Depreciation and amortization	5,670	5,205
Net income attributable to equity method investment	(207)	(123)
Other income, net	(257)	(156)
Restaurant-Level Adjusted EBITDA	$34,821	$27,983
Restaurant-Level Adjusted EBITDA Margin (1)	22.3%	20.8%
(1) Restaurant-Level Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our 2023 Revolver Facility. As of March 26, 2023, we maintained a cash and cash equivalents and restricted cash balance of $14.6 million and had $85.6 million of availability under our 2023 Revolver Facility, after giving effect to $10.0 million in borrowings and $4.4 million in outstanding letters of credit.

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

See Note 8. Debt for a discussion of the 2023 Credit Agreement, effective February 2, 2023.

Secondary Offering

In the first quarter of 2023, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $21.05 per share (the "Q1 Secondary Offering"). The Company granted Morgan Stanley & Co. LLC, the underwriter (the "Underwriter"), a 30-day option to purchase up to an additional 1,200,000 shares of Class A common stock. On April 5, 2023, the Underwriter exercised its overallotment option in part, to purchase an additional 620,493 shares of the Company's Class A common stock (see Note 16. Subsequent Events for additional details). We used all of the net proceeds from the secondary offerings to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of

Portillo's Inc. Form 10-Q | 31

outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

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

As of March 26, 2023, we estimate that our obligation for future payments under the TRA totaled $298.8 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $351.5 million as of March 26, 2023. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $298.8 million, primarily over the next 15 years, substantially declining in year 16 through year 47. In the quarter ended March 26, 2023, we made a TRA payment of $0.8 million relating to tax year 2021. We expect a payment of $6.3 million relating to tax year 2022 to be paid within the next 12 months.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Quarter Ended
	March 26, 2023	March 27, 2022
Net cash provided by operating activities	$6,486	$800
Net cash used in investing activities	(20,190)	(6,279)
Net cash used in financing activities	(16,112)	(1,602)
Net decrease in cash and cash equivalents and restricted cash	(29,816)	(7,081)
Cash and cash equivalents and restricted cash at beginning of period	44,427	39,263
Cash and cash equivalents and restricted cash at end of period	$14,611	$32,182
Operating Activities

Net cash provided by operating activities for the quarter ended March 26, 2023 was $6.5 million compared to net cash provided by operating activities of $0.8 million for the quarter ended March 27, 2022, an increase of $5.7 million or 710.8%. This increase was primarily driven by the change in operating assets and liabilities of $6.4 million and the change in non-cash items of $1.1 million, partially offset by lower net income of $1.8 million.

The $6.4 million change in our operating assets and liabilities balances was primarily driven by operating assets and liabilities being a use of net cash of $4.0 million in the quarter ended March 26, 2023, compared to a use of net cash of $10.4 million in quarter ended March 27, 2022 driven by the change in accrued expenses and other liabilities in the quarter ended March 26, 2023. The $1.1 million change from the quarter ended March 26, 2023 in non-cash charges is primarily attributable to loss on debt extinguishment. The decrease in net (loss) income for the quarter ended March 26, 2023 was primarily due to a decrease in net (loss) income primarily due to the factors driving the aforementioned expenses as described in condensed consolidated results of operations.

Portillo's Inc. Form 10-Q | 32

Investing Activities

Net cash used in investing activities was $20.2 million for the quarter ended March 26, 2023 compared to $6.3 million for the quarter ended March 27, 2022, an increase of $13.9 million or 221.5%. This increase was primarily due to the number of restaurant openings and buildings in process during the first quarter of 2023 compared to the first quarter of 2022.

Financing Activities

Net cash used in financing activities was $16.1 million for the quarter ended March 26, 2023 compared to net cash used in financing activities of $1.6 million for the quarter ended March 27, 2022, an increase of $14.5 million or 905.7%. This increase is primarily due to the refinancing of our long-term debt as described in Note 8. Debt and the payment of deferred financing costs of $3.6 million.

2023 Revolver Facility and Liens

On February 2, 2023, Holdings, the Borrower, the other Guarantors party thereto from time to time, each lender party thereto from time to time and Fifth Third Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender entered into the 2023 Credit Agreement which provides for the 2023 Term Loan in an initial aggregate principal amount of $300.0 million and the 2023 Revolver Facility in an initial aggregate principal amount of $100.0 million. The proceeds under the 2023 Term Loan and 2023 Revolver Facility, along with cash on hand, were used to repay outstanding indebtedness under the 2014 Credit Agreement and to pay related transaction expenses. The 2023 Term Loan and 2023 Revolver Facility are scheduled to mature on February 2, 2028.

As of March 26, 2023, we had $10.0 million of borrowings under the 2023 Revolver Facility, and letters of credit issued under the 2023 Revolver Facility totaled $4.4 million. As a result, as of March 26, 2023, the Company had $85.6 million available under the 2023 Revolver Facility.

The 2023 Credit Agreement also includes certain financial covenants with respect to cash interest coverage and total net rent adjusted leverage. As of March 26, 2023, the Company was in compliance with all covenants in the 2023 Credit Agreement.

Material Cash Requirements

There have been no additional material changes to the material cash requirements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022, other than those payments made in the ordinary course of business.

Refer to Note 8. Debt for a description of a Credit Agreement and the repayment of borrowings.

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates or significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 33

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

Portillo's Inc. Form 10-Q | 34

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 26, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Portillo's Inc. Form 10-Q | 35

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding certain legal proceedings to which the Company is a party are discussed in Note 14. Contingencies in the notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference.

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 25, 2022:

Matters relating to employment and labor law could have a material adverse effect, result in litigation or additional union activities, add significant costs and divert management attention.

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

Portillo's Inc. Form 10-Q | 36

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

On April 13, 2023, certain of our team members at one of our commissaries elected to be represented by a union, and we are currently working with those team members and the National Labor Relations Board on the unionization process. Although we have not received other petitions to unionize, it is possible that additional team members may elect to be represented by labor unions in the future. If a significant number of our team members were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could have a material adverse effect on our business, financial condition and results of operations. In addition, a labor dispute involving some or all our team members may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes could increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build-out costs for new restaurants in such markets could materially increase.

Changes in market and general economic conditions have in the past adversely affected, and may in the future adversely affect, our business and profitability and cause volatility in our results of operations.

Recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. In early March, the FDIC was appointed the receiver for both Silicon Valley Bank and Signature Bank in early March 2023 and First Republic Bank in early May 2023 after the banks were closed by regulators. While we do not have any exposure to these banks, we do hold the cash and cash equivalents used to meet our working capital and operating expense needs, primarily at one financial institution, often in balances that exceed the current FDIC insurance limits. If other banks and financial institutions enter receivership or become insolvent in the future, our ability to access our cash and cash equivalents to satisfy our operations may be threatened and could have a material adverse effect on our business and financial condition. We may also lose amounts in excess of the FDIC insurance limits and there can be no guarantee that the government would intervene. Our ability to borrow under our existing credit facilities, as well as our ability to secure additional sources of financing, may be impacted in significant ways. We may also be adversely impacted by increased costs of capital resulting from additional regulatory changes and requirements. Our vendors and service providers may also suffer disruptions that in turn adversely impact our operations and business.

Economic and market conditions have had, and will continue to have, a direct and material impact on our results of operations and financial condition because our performance is heavily influenced by the overall strength of general economic conditions. Concerns about or future adverse developments in the global and domestic financial markets also impact confidence in economic conditions, specifically consumer confidence. In a time of uncertainty or a downturn, consumers may be willing to spend less with our business. There may be additional risks that we have not yet identified. We continue to monitor the potential impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Secondary Offering

In the first quarter of 2023, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $21.05 per share ("Q1 Secondary Offering"). The Company granted Morgan Stanley & Co. LLC, the underwriter (the "Underwriter"), a 30-day option to purchase up to an additional 1,200,000 shares of Class A common stock. On April 5, 2023, the Underwriter exercised its overallotment option in part, to purchase an additional 620,493 shares of the Company's Class A common stock (See Note 16. Subsequent Events for additional details). We used all of the net proceeds from the Q1 Secondary Offering to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable equal to the public offering

Portillo's Inc. Form 10-Q | 37

price per share of Class A common stock, less the underwriting discounts and commissions. The proceeds from the Q1 Secondary Offering were used to (i) purchase 2,106,400 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 5,893,600 LLC Units held by the pre-IPO LLC Members. In connection with the redemption, 5,893,600 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 5,893,600 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Portillo's Inc. Form 10-Q | 38

Item 6. Exhibits.

Exhibit Number		Description	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Portillo's Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
3.2		Amended and Restated Bylaws of Portillo’s Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
10.1	†	Employment Agreement between PHD Group Holdings LLC and Derrick Pratt, entered into as of August 10, 2020	*
10.2		Form of Stock and Unit Purchase Agreement by and among Portillo’s Inc. and the parties named therein (incorporated by reference to the Company's Registration Statement on S-1 filed on August 8, 2022)
31.1		Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2		Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH		XBRL Taxonomy Extension Schema Document	*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	*
104		Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith
†    Indicates a management contract or compensatory plan or agreement

Portillo's Inc. Form 10-Q | 39

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: May 4, 2023	By:	/s/ Michael Osanloo
Michael Osanloo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Portillo's Inc. Form 10-Q | 40