Form 10-Q
period 2023-06-25
Portillo's Inc.
filed 2023-08-03
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 25, 2023

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
•inability to achieve our growth strategy, such as the availability of suitable new restaurant sites in existing and new markets and opening of new restaurants at the anticipated rate and on the anticipated timeline;
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

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	June 25, 2023	December 25, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$22,457	$44,427
Accounts receivable	11,496	8,590
Inventory	6,493	7,387
Prepaid expenses	5,139	4,922
Total current assets	45,585	65,326
Property and equipment, net	250,443	227,036
Operating lease assets	179,449	166,808
Goodwill	394,298	394,298
Trade names	223,925	223,925
Other intangible assets, net	30,356	31,800
Equity method investment	16,373	16,274
Deferred tax assets	186,997	150,497
Other assets	4,061	4,119
Total other assets	856,010	820,913
TOTAL ASSETS	$1,331,487	$1,280,083

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,147	$30,273
Current portion of long-term debt	7,500	4,155
Current portion of Tax Receivable Agreement liability	6,309	813
Short-term debt	10,000	—
Current deferred revenue	4,696	7,292
Short-term operating lease liability	5,053	4,849
Accrued expenses	31,322	29,915
Total current liabilities	89,027	77,297
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	289,168	314,425
Tax Receivable Agreement liability	295,696	252,003
Long-term operating lease liability	217,989	200,166
Other long-term liabilities	3,151	3,291
Total long-term liabilities	806,004	769,885
Total liabilities	895,031	847,182

COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 55,073,993 and 48,420,723 shares issued and outstanding at June 25, 2023 and December 25, 2022, respectively.	551	484
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 17,472,926 and 23,837,162 shares issued and outstanding at June 25, 2023 and December 25, 2022, respectively.	—	—
Additional paid-in-capital	301,622	260,664
Retained earnings (accumulated deficit)	1,462	(4,812)
Total stockholders' equity attributable to Portillo's Inc.	303,635	256,336
Non-controlling interest	132,821	176,565
Total stockholders' equity	436,456	432,901
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,331,487	$1,280,083
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Quarter Ended		Two Quarters Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022

REVENUES, NET	$169,182	$150,623	$325,242	$285,105

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	56,229	51,774	109,856	98,040
Labor	43,153	37,906	83,612	75,219
Occupancy	8,237	7,379	16,688	15,134
Other operating expenses	18,832	15,178	37,536	30,343
Total restaurant operating expenses	126,451	112,237	247,692	218,736

General and administrative expenses	19,609	15,439	38,387	31,126
Pre-opening expenses	275	423	2,619	979
Depreciation and amortization	5,941	5,309	11,610	10,514
Net income attributable to equity method investment	(381)	(275)	(588)	(398)
Other (income) loss, net	(97)	51	(354)	(105)
OPERATING INCOME	17,384	17,439	25,876	24,253
Interest expense	6,523	6,097	13,966	12,196
Tax Receivable Agreement liability adjustment	(579)	(1,754)	(1,163)	(1,754)
Loss on debt extinguishment	—	—	3,465	—
INCOME BEFORE INCOME TAXES	11,440	13,096	9,608	13,811
Income tax expense	1,542	2,340	983	2,505
NET INCOME	9,898	10,756	8,625	11,306
Net income attributable to non-controlling interests	3,110	5,645	2,351	6,001
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$6,788	$5,111	$6,274	$5,305

Net income per common share attributable to Portillo's Inc.:
Basic	$0.12	$0.14	$0.12	$0.15
Diluted	$0.12	$0.13	$0.11	$0.13

Weighted-average common shares outstanding:
Basic	54,964,649	35,991,079	52,252,053	35,899,125
Diluted	58,550,057	39,687,090	55,806,455	39,839,292

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Quarters Ended June 25, 2023 and June 26, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total Stockholders' Equity
Balance at March 27, 2022	35,807,171	$358	35,673,321	$—	$188,752	$(15,756)	$254,387	$427,741
Net income	—	—	—	—	—	5,111	5,645	10,756
Equity-based compensation	—	—	—	—	1,941	—	1,923	3,864
Activity under equity-based compensation plans	411,184	4	—	—	1,447	—	—	1,451
Non-controlling interest adjustment	—	—	—	—	722	—	(722)	—
Balance at June 26, 2022	36,218,355	362	35,673,321	—	192,862	(10,645)	261,233	443,812

Balance at March 26, 2023	54,467,951	545	17,943,562	—	294,984	(5,326)	132,783	422,986
Net income	—	—	—	—	—	6,788	3,110	9,898
Equity-based compensation	—	—	—	—	3,146	—	1,037	4,183
Activity under equity-based compensation plans	135,406	1	—	—	577	—	—	578
Redemption of LLC Interests	470,636	5	(470,636)	—	(5)	—	—	—
Non-controlling interest adjustment	—	—	—	—	4,109	—	(4,109)	—
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(1,189)	—	—	(1,189)
Balance at June 25, 2023	55,073,993	$551	17,472,926	$—	$301,622	$1,462	$132,821	$436,456

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 5

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Two Quarters Ended June 25, 2023 and June 26, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 26, 2021	35,807,171	$358	35,673,321	$—	$186,856	$(15,950)	$252,142	$423,406
Net income	—	—	—	—	—	5,305	6,001	11,306
Equity-based compensation	—	—	—	—	3,837	—	3,812	7,649
Activity under equity-based compensation plans	411,184	4	—	—	1,447	—	—	1,451
Non-controlling interest adjustment	—	—	—	—	722	—	(722)	—
Balance at June 26, 2022	36,218,355	362	35,673,321	—	192,862	(10,645)	261,233	443,812

Balance at December 25, 2022	48,420,723	484	23,837,162	—	260,664	(4,812)	176,565	432,901
Net income	—	—	—	—	—	6,274	2,351	8,625
Equity-based compensation	—	—	—	—	5,571	—	2,149	7,720
Activity under equity-based compensation plans	289,034	3	—	—	1,288	—	—	1,291
Redemption of LLC Interests	6,364,236	64	(6,364,236)	—	(64)	—	—	—
Non-controlling interest adjustment	—	—	—	—	47,845	—	(47,845)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(399)	(399)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(13,682)	—	—	(13,682)
Balance at June 25, 2023	55,073,993	$551	17,472,926	$—	$301,622	$1,462	$132,821	$436,456

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Two Quarters Ended
	June 25, 2023	June 26, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,625	$11,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,610	10,514
Amortization of debt issuance costs and discount	620	1,243
Loss on sales of assets	496	107
Equity-based compensation	7,720	7,649
Deferred rent and tenant allowance	—	2,112
Deferred income tax expense	983	2,505
Tax Receivable Agreement liability adjustment	(1,163)	(1,754)
Amortization of deferred lease incentives	—	(166)
Gift card breakage	(528)	(474)
Loss on debt extinguishment	3,465	—
Changes in operating assets and liabilities:
Accounts receivable	(906)	(1,089)
Receivables from related parties	(141)	(66)
Inventory	894	439
Other current assets	(218)	754
Operating lease assets	3,880	—
Accounts payable	(2,779)	(2,908)
Accrued expenses and other liabilities	(559)	(6,140)
Operating lease liabilities	(1,359)	—
Deferred lease incentives	850	1,251
Other assets and liabilities	(181)	76
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,309	25,359
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37,359)	(13,940)
Proceeds from the sale of property and equipment	33	30
NET CASH USED IN INVESTING ACTIVITIES	(37,326)	(13,910)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	10,000	—
Proceeds from long-term debt	300,000	—
Payments of long-term debt	(322,428)	(1,662)
Proceeds from equity offering, net of underwriting discounts	179,306	—
Repurchase of outstanding equity / Portillo's OpCo units	(179,306)	—
Distributions paid to non-controlling interest holders	(399)	—
Proceeds from stock option exercises	1,015	1,451
Employee withholding taxes related to net settled equity awards	(56)	—
Proceeds from Employee Stock Purchase Plan purchases	297	—
Payments of Tax Receivable Agreement liability	(813)	—
Payment of deferred financing costs	(3,569)	—
Payment of initial public offering issuance costs	—	(771)
NET CASH USED IN FINANCING ACTIVITIES	(15,953)	(982)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(21,970)	10,467
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	44,427	39,263
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$22,457	$49,730
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 7

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Two Quarters Ended
	June 25, 2023	June 26, 2022
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$13,447	$10,815
Income tax paid	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$6,537	$333
Establishment of liabilities under Tax Receivable Agreement	51,165	—

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

The Company operates fast-casual restaurants in 10 states, along with two food production commissaries in Illinois. As of June 25, 2023 and December 25, 2022, the Company had 75 and 71 restaurants in operation, respectively. The Company also had two non-traditional locations in operation as of June 25, 2023 and December 25, 2022. These non-traditional locations include a food truck and a ghost kitchen (small kitchen with no store-front presence, used to fill online orders). Portillo's additionally has a 50% interest in a single restaurant owned by C&O, which is excluded from the Company's restaurant count. The Company’s principal corporate offices are located in Oak Brook, Illinois.

Secondary Offerings

In the first quarter of 2023, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $21.05 per share. On April 5, 2023, the Underwriter exercised its overallotment option in part, to purchase an additional 620,493 shares of the Company's Class A common stock at an offering price of $21.05 per share (collectively the "Q1 Secondary Offering and Overallotment Option"). We used all of the net proceeds from the Q1 Secondary Offering and Overallotment Option to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the entities treated as corporations for U.S. tax purposes that held LLC Units prior to the Transactions ("Blocker Companies") at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. The proceeds from the Q1 Secondary Offering and Overallotment Option were used to (i) purchase 2,269,776 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 6,350,717 LLC Units held by the pre-IPO LLC Members. In connection with the redemption, 6,350,717 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 6,350,717 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

In the third and fourth quarters of 2022, the Company completed two secondary offerings of 8,066,458 shares (including 66,458 shares sold to the underwriters pursuant to their overallotment option) and 8,000,000 shares, respectively, of the Company's Class A common stock at an offering price of $23.75 and $22.69, respectively, per share.

As of June 25, 2023, the Company owns 75.9% of Portillo's OpCo and the pre-IPO LLC Members own the remaining 24.1% of Portillo's OpCo.

Portillo's Inc. Form 10-Q | 9

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

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

Fiscal Year

The Company uses a 52- or 53-week fiscal year ending on the Sunday prior to or on December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2023 and 2022 consist of 53 and 52 weeks, respectively. The fiscal periods presented in this report are the quarters and two quarters ended June 25, 2023 and June 26, 2022, respectively.

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

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues, net in the condensed consolidated statements of operations. The Company recognized gift card breakage of $0.2 million and $0.5 million for the quarter and two quarters ended June 25, 2023, respectively, and $0.2 million and $0.5 million for the quarter and two quarters ended June 26, 2022, respectively.

Portillo's Inc. Form 10-Q | 11

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability included in current deferred revenue on the condensed consolidated balance sheets is as follows (in thousands):

	June 25, 2023	December 25, 2022
Gift card liability	$4,624	$6,988

Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in their respective liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Revenue recognized from gift card liability balance at the beginning of the year	$900	$830	$2,837	$2,681

NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	June 25, 2023	December 25, 2022
Raw materials	$4,711	$5,722
Work in progress	123	104
Finished goods	846	876
Consigned inventory	813	685
	$6,493	$7,387

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	June 25, 2023	December 25, 2022
Land improvements	$16,525	$16,369
Furniture, fixtures, and equipment	139,943	126,130
Leasehold improvements	180,639	153,341
Transportation equipment	2,672	2,281
Construction-in-progress	26,081	35,386
	365,860	333,507
Less accumulated depreciation	(115,417)	(106,471)
	$250,443	$227,036

Depreciation expense was $5.2 million and $10.2 million for the quarter and two quarters ended June 25, 2023, respectively, and $4.5 million and $8.9 million for the quarter and two quarters ended June 26, 2022, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

Portillo's Inc. Form 10-Q | 12

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year.

Intangibles, net consisted of the following (in thousands):

	June 25, 2023

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(25,761)	30,356
	$280,042	$(25,761)	$254,281

	December 25, 2022

	Gross Carrying Amount	Accumulated Amortization	ASC 842 Adjustment	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(24,317)	—	31,800
Covenants not-to-compete	40,799	(40,799)	—	—
Favorable rental contracts	2,991	(1,849)	(1,142)	—
	$323,832	$(66,965)	$(1,142)	$255,725

Amortization expense was $0.7 million and $1.4 million for the quarter and two quarters ended June 25, 2023, respectively, and $0.8 million and $1.6 million for the quarter and two quarters ended June 26, 2022, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

The estimated aggregate amortization expense related to intangible assets held at June 25, 2023 for the remainder of this year and the succeeding five years and thereafter is as follows (in thousands):

Estimated Amortization
2023 (excluding the two quarters ended June 25, 2023)	$1,445
2024	2,813
2025	2,707
2026	2,707
2027	2,707
2028	2,707
2029 and thereafter	15,270
$30,356

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

As of June 25, 2023 and December 25, 2022, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	June 25, 2023	December 25, 2022
	Level 1	Level 1
Assets - Investments designated for deferred compensation plan
Cash/money accounts	$995	$1,470
Mutual funds	2,625	2,241
Total assets	$3,620	$3,711
As of June 25, 2023 and December 25, 2022, we had no Level 2 or Level 3 assets.
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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, net, operating lease assets, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the quarter and two quarters ended June 25, 2023 and June 26, 2022.

Portillo's Inc. Form 10-Q | 14

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    DEBT

Debt consisted of the following (in thousands):

	June 25, 2023	December 25, 2022
2023 Term Loan	$300,000	$—
2014 Term B-3 Loans	—	322,428
2023 Revolver Facility	10,000	—
Unamortized discount and debt issuance costs	(3,332)	(3,848)
Total debt, net	306,668	318,580
Less: Short-term debt	(10,000)	—
Less: Current portion of long-term debt	(7,500)	(4,155)
Long-term debt, net	$289,168	$314,425
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

As of June 25, 2023, the interest rate on both the 2023 Term Loan and 2023 Revolver Facility was 8.00%. Pursuant to the 2023 Credit Agreement, as of June 25, 2023, the commitment fees to maintain the 2023 Revolver Facility were 0.250%, letter of credit fees were 2.75%, and letter of credit fronting fees were 0.125%. Commitment fees, letter of credit fees, and letter of credit fronting fees are recorded as interest expense in the condensed consolidated statements of operations. As of June 25, 2023, the effective interest rate was 8.16%.

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

As of June 25, 2023, outstanding borrowings under the 2023 Credit Agreement totaled $310.0 million, comprising $300.0 million under the 2023 Term Loan and $10.0 million under the 2023 Revolver Facility. Letters of credit issued under the 2023 Revolver Facility totaled $4.3 million. As a result, as of June 25, 2023, the Company had $85.7 million available under the 2023 Revolver Facility. On July 31, 2023, the Company made a $5.0 million payment on the 2023 Revolver Facility (see Note 16. Subsequent Events for additional details).

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

In connection with the Third Amendment to 2014 Credit Agreement, the interest rates spread for the 2014 Term B-3 Loans increased by 100 basis points to 5.50% for the adjusted London interbank offered rate ("Eurocurrency Rate") loans. As of June 26, 2022, the interest rate on the 2014 Term B-3 Loans was 6.56%. Beginning with December 31, 2019, the Company is required to pay on the last business day of each calendar quarter, March 31, June 30, September 30, and December 31, an aggregate principal amount of $0.8 million.

As of December 25, 2022, the Company had no borrowings under the 2014 Revolving Facility. As of June 26, 2022, the interest rate on the 2014 Revolving Facility was 3.25%, subject to change based on a consolidated first lien net leverage ratio as defined in the 2014 Credit Agreement. As of June 26, 2022, the commitment fees, pursuant to the 2014 Credit Agreement, to maintain the 2014 Revolving Facility were 0.250%. Also pursuant to the 2014 Credit Agreement, as of June 26, 2022, letter of credit fronting fees were 0.125%. Commitment fees and letter of credit fronting fees are recorded as interest expense in the condensed consolidated statements of operations. As of June 26, 2022, the effective interest rate was 7.38%.

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

In connection with the repayment of the 2014 Credit Agreement as described above, deferred financing costs and original issuance discount of $3.5 million were recorded as a loss on debt extinguishment during the two quarters ended June 25, 2023 in the condensed consolidated statement of operations.

The Company amortized an immaterial amount and $0.3 million of deferred financing costs during the quarter and two quarters ended June 25, 2023, respectively, and $0.5 million and $0.9 million during the quarter and two quarters ended June 26, 2022, respectively, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company also amortized $0.2 million and $0.3 million in original issue discount related to the long-term debt during the quarter and two quarters ended June 25, 2023, respectively, and $0.1 million and $0.3 million, respectively, in the quarter and two quarters ended June 26, 2022 which is included in interest expense in the condensed consolidated statements of operations.

Total interest costs incurred were $6.5 million and $14.0 million for the quarter and two quarters ended June 25, 2023, respectively, and $6.1 million and $12.2 million for the quarter and two quarters ended June 26, 2022, respectively.

As of June 25, 2023 and December 25, 2022, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

The 2023 Credit Agreement is guaranteed by all domestic subsidiaries of the Borrower (subject to customary exceptions) and secured by liens on substantially all of the assets of Holdings, the Borrower and the subsidiary guarantors (subject to customary exceptions).

The 2023 Credit Agreement also includes certain financial covenants with respect to cash interest coverage and total net rent adjusted leverage. As of June 25, 2023, the Company was in compliance with all covenants in the 2023 Credit Agreement.

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

A summary of operating lease right-of-use assets and liabilities is as follows (in thousands):

Operating leases	Classification	June 25, 2023	December 25, 2022
Right-of-use assets	Operating lease assets	$179,449	$166,808
		179,449	166,808

Current lease liabilities	Short-term operating lease liability	5,053	4,849
Non-current lease liabilities	Long-term operating lease liability	217,989	200,166
		$223,042	$205,015

The components of lease expense were as follows (in thousands):

		Quarter Ended	Two Quarters Ended
Operating leases	Classification	June 25, 2023	June 25, 2023
Operating lease cost	Occupancy Other operating expenses General and administrative expenses Pre-opening expenses	$7,007	$13,835
Short-term operating lease cost	Occupancy Other operating expenses	180	332
Variable lease cost	Occupancy Other operating expenses General and administrative expenses	1,028	2,022
		$8,215	$16,189

A summary of lease terms and discount rates for operating leases is as follows:

Operating leases	June 25, 2023	December 25, 2022
Weighted-average remaining lease term (years):	25.4	25.0
Weighted-average discount rate:	9.8%	9.8%

Supplemental cash flow information related to leases is as follows (in thousands):

	Quarter Ended	Two Quarters Ended
	June 25, 2023	June 25, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,808	$11,581
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	7,834	15,097

Portillo's Inc. Form 10-Q | 17

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 25, 2023, the maturity analysis of the lease liabilities consisted of the following (in thousands):

Year Ending	Operating Leases
2023 (excluding the two quarters ended June 25, 2023)	$11,987
2024	24,548
2025	24,558
2026	24,638
2027	23,933
Thereafter	583,994
Total lease payments	693,658
Less: imputed interest	(470,616)
Total operating lease liabilities	$223,042

As of June 25, 2023, operating lease payments include $398.7 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $53.1 million of minimum payments for leases signed but not yet commenced.

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
In the first and second quarters of 2023, in connection with the Q1 Secondary Offering and Overallotment Option described in Note 1. Description Of Business, 6,350,717 of LLC Units and corresponding shares of Class B common stock were redeemed, respectively, by the pre-IPO LLC Members for newly-issued shares of Class A common stock. We received a total of 6,350,717 newly-issued LLC Units, increasing our total ownership interest in Portillo's OpCo.

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	June 25, 2023		December 25, 2022
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	55,073,993	75.9%	48,420,723	67.0%
pre-IPO LLC Members	17,472,926	24.1%	23,837,162	33.0%
Total	72,546,919	100.0%	72,257,885	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for the quarter and two quarters ended June 25, 2023 was 24.2% and 27.8%, respectively. The pre-IPO LLC Members' weighted average ownership percentage for both the quarter and two quarters ended June 26, 2022 was 49.8%.

Portillo's Inc. Form 10-Q | 18

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Quarter Ended		Two Quarters Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net income attributable to Portillo's Inc.	$6,788	$5,111	$6,274	$5,305
Activity under equity-based compensation plans	577	1,447	1,288	1,447
Non-controlling interest adjustment	4,109	722	47,845	722
Redemption of LLC Units	(5)	—	(64)	—
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	(1,189)	—	(13,682)	—
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$10,280	$7,280	$41,661	$7,474

NOTE 11.    EQUITY-BASED COMPENSATION
Equity-based compensation expense is calculated based on equity awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.

Equity-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Labor	$440	$340	$785	$689
General and administrative expenses	3,744	3,525	6,935	6,960
Total equity-based compensation expense	$4,184	$3,865	$7,720	$7,649

During the quarter ended June 25, 2023, we granted 236,096 and 56,488 restricted stock units (“RSUs”) under the Portillo's Inc. 2021 Equity Incentive Plan (the "2021 Plan") to certain employees and directors, respectively. During the two quarters ended June 25, 2023, we granted 236,812 and 56,488 RSUs under the 2021 Plan to certain employees and directors, respectively. The weighted average fair value of these awards was determined using the Company's closing stock price on the applicable grant dates, which was $20.51. The RSUs granted to employees will vest one-third on each of the first three anniversaries of the date of grant subject to continued service on such date. The RSUs granted to non-employee directors will vest at the end of this fiscal year.

Employee Stock Purchase Plan

During the quarter and two quarters ended June 25, 2023, the Company issued 9,051 and 15,014 shares, respectively, under the Employee Stock Purchase Plan ("ESPP"). At June 25, 2023, 227,248 shares remained available for issuance under the ESPP. The expense incurred under the ESPP was immaterial for the quarter and two quarters ended June 25, 2023 and is included within general and administrative expenses and labor in the condensed consolidated statements of operations.

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

Portillo's Inc. Form 10-Q | 19

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Tax Expense

The effective income tax rate for the quarter and two quarters ended June 25, 2023 was 13.5% and 10.2%, and 17.9% and 18.1% for the quarter and two quarters ended June 26, 2022, respectively. The decrease in our effective income tax rate for the quarter and two quarters ended June 25, 2023 compared to the quarter and two quarters ended June 26, 2022 was primarily driven by the recording of net operating loss carryforwards, partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo. The Company’s annual effective tax rate differs from the statutory rate of 21% primarily because the Company is not liable for federal or state income taxes on the portion of OpCo’s earnings that are attributable to non-controlling interests, deferred tax adjustments and impacts from equity-based award activity.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 25, 2023, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to the basis difference in its investment in Portillo's OpCo that will never be realizable or only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize) are more likely than not to be realized.

Secondary Offerings

In the first quarter of 2023, in connection with the Q1 Secondary Offering and Overallotment Option previously discussed in Note 1. Description Of Business, 6,350,717 LLC Units were redeemed by the pre-IPO LLC Members for newly-issued shares of Class A common stock and on April 5, 2023, the Underwriter exercised its overallotment option in part, causing an additional 457,117 LLC Units to be redeemed. As a result, an increase in the tax basis of net assets of Portillo's OpCo subject to the provisions of the Tax Receivable Agreement (the "Tax Receivable Agreement" or "TRA") was recorded. The Company recorded a deferred tax asset of $37.5 million and an additional TRA liability of $51.2 million. As of June 25, 2023, we estimated that our obligation for future payments under the TRA liability totaled $302.0 million. The Company made payments of $0.8 million under the TRA during the two quarters ended June 25, 2023 relating to tax year 2021. There were no amounts paid under the TRA during the quarter ended June 25, 2023 and the quarter and two quarters ended June 26, 2022. We expect a payment of $6.3 million relating to tax year 2022 to be paid within the next 12 months.

NOTE 13.    EARNINGS PER SHARE

Basic net earnings per share of Class A common stock is computed by dividing net income attributable to Portillo's Inc. by the weighted-average number of Class A common stock outstanding.

Diluted net earnings per share is computed by dividing net income attributable to Portillo's Inc. by the weighted-average number of dilutive securities, using the treasury stock method.

Portillo's Inc. Form 10-Q | 20

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The computations of basic and diluted earnings per share for the quarters and two quarters ended June 25, 2023 and June 26, 2022 are as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net income	$9,898	$10,756	$8,625	$11,306
Net income attributable to non-controlling interests	3,110	5,645	2,351	6,001
Net income attributable to Portillo's Inc.	$6,788	$5,111	$6,274	$5,305

Shares:
Weighted-average number of common shares outstanding-basic	54,965	35,991	52,252	35,899
Dilutive share awards	3,585	3,696	3,554	3,940
Weighted-average number of common shares outstanding-diluted	58,550	39,687	55,806	39,839

Basic net income per share	$0.12	$0.14	$0.12	$0.15
Diluted net income per share	$0.12	$0.13	$0.11	$0.13
The following shares were excluded from the calculation of diluted earnings per share because they would be antidilutive (in thousands):

	Quarter Ended		Two Quarters Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Shares subject to performance conditions	1,807	1,794	1,807	1,794
Shares that were antidilutive	22	28	14	18
Total shares excluded from diluted net income per share	1,829	1,822	1,821	1,812

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

NOTE 15.    RELATED PARTY TRANSACTIONS

As of both June 25, 2023 and December 25, 2022, the related parties’ receivables balance consisted of $0.4 million due from C&O, which is included in accounts receivable in the condensed consolidated balance sheets.

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

Portillo's Inc. Form 10-Q | 21

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred the following Olo-related costs for the quarter and two quarters ended June 25, 2023 and June 26, 2022 (in thousands):

	Quarter Ended		Two Quarters Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Food, beverage and packaging costs	$478	$558	$1,063	$883
Other operating expenses	112	101	226	215
Net Olo-related costs	$590	$659	$1,289	$1,098

As of June 25, 2023 and December 25, 2022, $0.1 million and $0.2 million, respectively, were payable to Olo and was included in accounts payable in the condensed consolidated balance sheets.

Tax Receivable Agreement

We are party to a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. The Company made payments of $0.8 million under the TRA relating to tax year 2021 during the two quarters ended June 25, 2023. There were no amounts paid under the TRA during the quarter ended June 25, 2023 and quarter and two quarters ended June 26, 2022.

(in thousands)	June 25, 2023	December 25, 2022
Current portion of Tax Receivable Agreement liability	$6,309	$813
Tax receivable agreement liability	295,696	252,003

Secondary Offerings

In connection with the secondary offerings previously discussed in Note 1. Description Of Business, we purchased LLC Units and corresponding shares of Class B common stock and shares of Class A common stock using the proceeds of the secondary offerings at a price equal to the public offering price less the underwriting discounts and commissions from certain pre-IPO LLC Members and shareholders of the Blocker Companies, including from funds affiliated with Berkshire Partners LLC, which is our largest shareholder that beneficially owns approximately 30.8% of the Company as of June 25, 2023.

NOTE 16.    SUBSEQUENT EVENTS

On July 31, 2023, the Company made a $5.0 million payment on the 2023 Revolver Facility. The outstanding balance of the 2023 Revolver Facility upon payment is $5.0 million. As a result, as of July 31, 2023, the Company had $90.7 million available under the 2023 Revolver Facility.

Portillo's Inc. Form 10-Q | 22

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

As of June 25, 2023, we owned and operated 76 Portillo’s restaurants across ten states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-Q | 23

Financial Highlights for the Quarter Ended June 25, 2023 vs. Quarter Ended June 26, 2022:

•Total revenue increased 12.3% or $18.6 million to $169.2 million;
•Same restaurant sales increased 5.9%;
•Operating income decreased $0.1 million to $17.4 million;
•Net income decreased $0.9 million to $9.9 million;
•Restaurant-Level Adjusted EBITDA* increased $4.3 million to $42.7 million; and
•Adjusted EBITDA* increased $1.6 million to $29.2 million.

Financial Highlights for the Two Quarters Ended June 25, 2023 vs. Two Quarters Ended June 26, 2022:

•Total revenue increased 14.1% or $40.1 million to $325.2 million;
•Same restaurant sales increased 7.4%;
•Operating income increased $1.6 million to $25.9 million;
•Net income decreased $2.7 million to $8.6 million;
•Restaurant-Level Adjusted EBITDA* increased $11.2 million to $77.6 million; and
•Adjusted EBITDA* increased $3.6 million to $48.9 million.

* Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net (loss) income and Restaurant-Level Adjusted EBITDA to operating income the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Recent Developments and Trends

We continue to see revenue growth due to our new restaurant openings, as well as same-restaurant sales growth. Total revenue grew 12.3% during the quarter ended June 25, 2023 and 14.1% for the two quarters ended June 25, 2023. Same-restaurant sales grew 5.9% during the quarter ended June 25, 2023, compared to 1.9% same-restaurant sales growth during the same quarter in 2022. Same-restaurant sales grew 7.4% during the two quarters ended June 25, 2023, compared to 4.8% same-restaurant sales growth during the two quarters ended June 26, 2022.

During the quarter ended June 25, 2023, we opened one new restaurant in Gilbert, Arizona for a total of 76 restaurants, including a restaurant owned by C&O, of which Portillo's owns 50% of the equity. Two restaurants opened in the second through fourth quarters of 2022 and four restaurants opened during the two quarters ended June 25, 2023, positively impacted revenues by approximately $10.4 million and $20.9 million in the quarter and two quarters ended June 25, 2023, respectively. We plan to open eight new restaurants in the third and fourth quarters of 2023.

In the quarter and two quarters ended June 25, 2023, we continued to experience commodity inflation, but to a lesser extent than we saw in 2022. Commodity inflation was 5.5% and 7.1% for the quarter and two quarters ended June 25, 2023, respectively, compared to 15.2% and 15.5% for the quarter and two quarters ended June 26, 2022. We expect our overall commodity inflation to ease over the course of the year and are currently estimating commodity inflation in the mid-single digits for the full fiscal year. Labor expenses, as a percentage of revenue, slightly increased during the second quarter of 2023 compared to the same quarter in 2022. For the two quarters ended June 25, 2023, we experienced a decline in labor expenses, as a percentage of revenue, compared to the two quarters ended June 26, 2022 primarily due to increases in our average check, partially offset by additional wage investments. Subsequent to the quarter, we made additional wage investments in our team members. We currently estimate mid-single digit labor inflation for the full fiscal year. During mid-January 2023 and at the beginning of May 2023, we increased certain menu prices to reflect a net approximate 2.0% and 3.0% price increase, respectively, to continue to combat inflationary cost pressures and progress towards our goal to improve Restaurant-Level Adjusted EBITDA margins for fiscal 2023. We will continue to monitor the environment and make additional pricing decisions if necessary.

In the quarter ended June 25, 2023, operating income margin and Restaurant-Level Adjusted EBITDA Margin continued to improve since the fourth quarter of 2022. We believe this improvement was the result of our ongoing efforts to deploy strategic pricing actions, elevate guest experiences, and implement operational efficiencies.

Portillo's Inc. Form 10-Q | 24

Development Highlights

During the two quarters ended June 25, 2023, we opened the remaining four restaurants that were planned for 2022. The opening of these restaurants brings the total restaurant count to 76, including a restaurant owned by C&O of which Portillo’s owns 50% of the equity.

Location	Opening Date
Kissimmee, Florida	December 2022
The Colony, Texas	January 2023
Tucson, Arizona	February 2023
Gilbert, Arizona	March 2023

Portillo's Inc. Form 10-Q | 25

Consolidated Results of Operations

The following table summarizes our results of operations for the quarter and two quarters ended June 25, 2023 and June 26, 2022 (in thousands):

	Quarter Ended				Two Quarters Ended
	June 25, 2023		June 26, 2022		June 25, 2023		June 26, 2022
REVENUES, NET	$169,182	100.0%	$150,623	100.0%	$325,242	100.0%	$285,105	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	56,229	33.2%	51,774	34.4%	109,856	33.8%	98,040	34.4%
Labor	43,153	25.5%	37,906	25.2%	83,612	25.7%	75,219	26.4%
Occupancy	8,237	4.9%	7,379	4.9%	16,688	5.1%	15,134	5.3%
Other operating expenses	18,832	11.1%	15,178	10.1%	37,536	11.5%	30,343	10.6%
Total restaurant operating expenses	126,451	74.7%	112,237	74.5%	247,692	76.2%	218,736	76.7%
General and administrative expenses	19,609	11.6%	15,439	10.3%	38,387	11.8%	31,126	10.9%
Pre-opening expenses	275	0.2%	423	0.3%	2,619	0.8%	979	0.3%
Depreciation and amortization	5,941	3.5%	5,309	3.5%	11,610	3.6%	10,514	3.7%
Net income attributable to equity method investment	(381)	(0.2)%	(275)	(0.2)%	(588)	(0.2)%	(398)	(0.1)%
Other (income) loss, net	(97)	(0.1)%	51	—%	(354)	(0.1)%	(105)	—%
OPERATING INCOME	17,384	10.3%	17,439	11.6%	25,876	8.0%	24,253	8.5%
Interest expense	6,523	3.9%	6,097	4.0%	13,966	4.3%	12,196	4.3%
Tax Receivable Agreement liability adjustment	(579)	(0.3)%	(1,754)	(1.2)%	(1,163)	(0.4)%	(1,754)	(0.6)%
Loss on debt extinguishment	—	—%	—	—%	3,465	1.1%	—	—%
INCOME BEFORE INCOME TAXES	11,440	6.8%	13,096	8.7%	9,608	3.0%	13,811	4.8%
Income tax expense	1,542	0.9%	2,340	1.6%	983	0.3%	2,505	0.9%
NET INCOME	9,898	5.9%	10,756	7.1%	8,625	2.7%	11,306	4.0%
Net income attributable to non-controlling interests	3,110	1.8%	5,645	3.7%	2,351	0.7%	6,001	2.1%
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$6,788	4.0%	$5,111	3.4%	$6,274	1.9%	$5,305	1.9%

Revenues, Net

Revenues primarily represent the aggregate sales of food and beverages, net of discounts. Sales taxes collected from customers are excluded from revenues. Revenues in any period are directly influenced by the number of operating weeks in the period, the number of open restaurants, restaurant traffic, our menu prices, third-party delivery platform prices and product mix.

Revenues for the quarter ended June 25, 2023 were $169.2 million compared to $150.6 million for the quarter ended June 26, 2022, an increase of $18.6 million or 12.3%. The increase in revenues was primarily attributed to the opening of two restaurants in the second through fourth quarters of 2022 and four restaurants during the two quarters ended June 25, 2023 and an increase in our same-restaurant sales. New restaurants positively impacted revenues by approximately $10.4 million in the quarter ended June 25, 2023. Same-restaurant sales increased 5.9% during the second quarter ended June 25, 2023, which was attributable to an increase in average check of 7.1% and partially offset by 1.2% decrease in transactions. The higher average check was driven by an approximate 9.9% increase in certain menu prices partially offset by product mix. For the purpose of calculating same-restaurant sales for June 25, 2023, sales for the 66 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base (as defined in "Selected Operating Data" below).

Portillo's Inc. Form 10-Q | 26

Revenues for the two quarters ended June 25, 2023 were $325.2 million compared to $285.1 million for the two quarters ended June 26, 2022, an increase of $40.1 million or 14.1%. The increase in revenues was primarily attributed to the opening of three restaurants in 2022 and four restaurants during the two quarters ended June 25, 2023 and an increase in our same-restaurant sales. The new restaurants positively impacted revenues by approximately $20.9 million in the two quarters ended June 25, 2023. Same-restaurant sales increased 7.4% during the two quarters ended June 25, 2023, which was attributable to an increase in average check of 7.1% and a 0.3% increase in transactions. The higher average check was primarily driven by an approximate 9.6% increase in menu prices partially offset by product mix. During mid-January 2023 and at the beginning of May 2023, we increased certain menu prices to reflect an approximate 2.0% and 3.0% price increase, respectively, to continue to combat inflationary cost pressures and progress towards our goal to improve Restaurant-Level Adjusted EBITDA margins for fiscal 2023. For the purpose of calculating same-restaurant sales for June 25, 2023, sales for the 66 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base.

Food, Beverage and Packaging Costs

Food, beverage and packaging costs include the direct costs associated with food and beverages, including paper products and third-party delivery commissions. The components of food, beverage and packaging costs are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

Food, beverage and packaging costs for the quarter ended June 25, 2023 was $56.2 million compared to $51.8 million for the quarter ended June 26, 2022, an increase of $4.5 million or 8.6%. This increase was primarily driven by a 5.5% increase in commodity prices and the opening of two restaurants in the second through fourth quarters of 2022 and four restaurants during the two quarters ended June 25, 2023, partially offset by lower third-party delivery commissions. As a percentage of revenues net, food, beverage and packaging costs decreased 1.2% during the quarter ended June 25, 2023. The decrease was primarily due to an increase in average check and lower third-party delivery commissions, partially offset by an increase in certain commodity prices.

Food, beverage and packaging costs for the two quarters ended June 25, 2023 was $109.9 million compared to $98.0 million for the two quarters ended June 26, 2022, an increase of $11.8 million or 12.1%. This increase was primarily driven by a 7.1% increase in commodity prices and the opening of three restaurants in 2022 and four restaurants during the two quarters ended June 25, 2023, partially offset by lower third-party delivery commissions. As a percentage of revenues, net, food, beverage and packaging costs decreased 0.6% during the two quarters ended June 25, 2023. The decrease was primarily due to an increase in average check and lower third-party delivery commissions, partially offset by an increase in certain commodity prices.

Labor Expenses

Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the quarter ended June 25, 2023 were $43.2 million compared to $37.9 million for the quarter ended June 26, 2022, an increase of $5.2 million or 13.8%. This increase was primarily driven by the opening of two restaurants in the second through the fourth quarter of 2022 and four restaurants during the two quarters ended June 25, 2023, and incremental investments to support our team members, including annual rate increases primarily made in July 2022, and higher variable-based compensation. As a percentage of revenues, net, labor increased 0.3% primarily due to the aforementioned incremental wage rate increases to support our team members and higher labor utilization, partially offset by the increase in our average check.

Labor expenses for the two quarters ended June 25, 2023 were $83.6 million compared to $75.2 million for the two quarters ended June 26, 2022, an increase of $8.4 million or 11.2%. This increase was primarily driven by the opening of three restaurants in 2022 and four restaurants during the two quarters ended June 25, 2023, incremental investments to support our team members, including annual rate increases primarily made in July 2022 and higher variable-based compensation. As a percentage of revenues, net, labor decreased 0.7% primarily due to an increase in our average check, partially offset by the aforementioned incremental hourly rate increases to support our team members.

Portillo's Inc. Form 10-Q | 27

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes.

Occupancy expenses for the quarter ended June 25, 2023 were $8.2 million compared to $7.4 million for the quarter ended June 26, 2022, an increase of $0.9 million or 11.6%, primarily driven by the opening of two restaurants in the second through fourth quarters of 2022 and four restaurants during the two quarters ended June 25, 2023. As a percentage of revenues, net, occupancy expenses were flat compared to the quarter ended June 26, 2022.

Occupancy expenses for the two quarters ended June 25, 2023 were $16.7 million compared to $15.1 million for the two quarters ended June 26, 2022, an increase of $1.6 million or 10.3%, primarily driven by the opening of three restaurants in 2022 and four restaurants during the two quarters ended June 25, 2023. As a percentage of revenues, net, occupancy expenses slightly decreased 0.2% primarily due to an increase in our average check.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other operating expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the quarter ended June 25, 2023 were $18.8 million compared to $15.2 million for the quarter ended June 26, 2022, an increase of $3.7 million or 24.1%, primarily due to an increase in credit card fees, repair and maintenance expenses, insurance, and utilities, and the opening of two restaurants in the second through fourth quarters of 2022 and four restaurants during the two quarters ended June 25, 2023. As a percentage of revenues, net, operating expenses increased 1.0% due primarily to the aforementioned increases in expenses, partially offset by increases in our average check.

Other operating expenses for the two quarters ended June 25, 2023 were $37.5 million compared to $30.3 million for the two quarters ended June 26, 2022, an increase of $7.2 million or 23.7%, primarily due to an increase in repair and maintenance expenses, credit card fees, operating supplies, insurance, advertising and utilities, and the opening of three restaurants in 2022 and four restaurants during the two quarters ended June 25, 2023. As a percentage of revenues, net, operating expenses increased 0.9% due primarily to the aforementioned increases in expenses, partially offset by increases in our average check and transactions.

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

General and administrative expenses for the quarter ended June 25, 2023 were $19.6 million compared to $15.4 million for the quarter ended June 26, 2022, an increase of $4.2 million or 27.0%. This increase was primarily driven by increases in variable-based compensation, salaries and wages attributable to annual rate increases, the filling of open positions, professional and licensing fees.

General and administrative expenses for the two quarters ended June 25, 2023 were $38.4 million compared to $31.1 million for the two quarters ended June 26, 2022, an increase of $7.3 million or 23.3%. This increase was primarily driven by increases in variable-based compensation, salaries and wages attributable to annual rate increases, the filling of open positions, professional and licensing fees, and advertising expenses.

Portillo's Inc. Form 10-Q | 28

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

Pre-opening expenses for the quarter ended June 25, 2023 were $0.3 million compared to $0.4 million for the quarter ended June 26, 2022, a decrease of $0.1 million or 35.0%. The decrease was due to the timing and geographic location of activities related to our planned restaurant openings for the quarter ended June 25, 2023 as compared to the quarter ended June 26, 2022.

Pre-opening expenses for the two quarters ended June 25, 2023 were $2.6 million compared to $1.0 million for the two quarters ended June 26, 2022, an increase of $1.6 million or 167.5%. This increase was due to the timing and geographic location of restaurant openings in the first two quarters of 2023 versus 2022.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for the quarter ended June 25, 2023 was $5.9 million compared to $5.3 million for the quarter ended June 26, 2022, an increase of $0.6 million or 11.9%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of two restaurants in the second through fourth quarters of 2022 and four restaurants during the two quarters ended June 25, 2023.

Depreciation and amortization expense for the two quarters ended June 25, 2023 was $11.6 million compared to $10.5 million for the two quarters ended June 26, 2022, an increase of $1.1 million or 10.4%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of three restaurants in 2022 and four restaurants during the two quarters ended June 25, 2023.

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

Net income attributable to equity method investment for the quarter ended June 25, 2023 was $0.4 million compared to $0.3 million for the quarter ended June 26, 2022, an increase of $0.1 million or 38.5%. This increase was primarily driven by increased revenue, which is attributable to increases in average check, partially offset by a decrease in transactions.

Net income attributable to equity method investment for the two quarters ended June 25, 2023 was $0.6 million compared to $0.4 million for the two quarters ended June 26, 2022. This increase was primarily driven by increased revenue, which is attributable to an increase in average check, partially offset by a decrease in transactions.

Other (Income) Loss, Net

Other (income) loss, net includes, among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains or losses on asset disposals.

Other income, net for the quarter ended June 25, 2023 was $0.1 million compared to other loss, net of $0.1 million for the quarter ended June 26, 2022, an increase of $0.1 million or 290.2%. This increase was primarily due to an increase in trading gains in the rabbi trust used to fund our deferred compensation plan, partially offset by an increase in loss on sale of assets.

Portillo's Inc. Form 10-Q | 29

Other income, net for the two quarters ended June 25, 2023 was $0.4 million compared to $0.1 million for the two quarters ended June 26, 2022, an increase of $0.2 million or 237.1%. This increase was primarily due to an increase in trading gains in the rabbi trust used to fund our deferred compensation plan, partially offset by an increase in loss on sale of assets.

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for the quarter ended June 25, 2023 was $6.5 million compared to $6.1 million for the quarter ended June 26, 2022, an increase of $0.4 million or 7.0%. This increase was primarily driven by a higher effective interest rate attributable to the year over year rising interest rate environment, partially offset by the improved lending terms associated with our 2023 Term Loan and 2023 Revolver Facility.

Interest expense for the two quarters ended June 25, 2023 was $14.0 million compared to $12.2 million for the two quarters ended June 26, 2022, an increase of $1.8 million or 14.5%. This increase was primarily driven by a higher effective interest rate attributable to the year over year rising interest rate environment, partially offset by the improved lending terms associated with our 2023 Term Loan and 2023 Revolver Facility.

Our effective interest rate was 8.16% and 7.38% as of June 25, 2023 and June 26, 2022, respectively.

Tax Receivable Agreement Liability Adjustment

We are party to a Tax Receivable Agreement liability with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

The tax receivable agreement liability adjustment was $0.6 million for the quarter ended June 25, 2023 and $1.2 million for the two quarters ended June 25, 2023 related to a remeasurement primarily due to option exercises. The tax receivable agreement liability adjustment was $1.8 million for the quarter and two quarters ended June 26, 2022.

Loss on Debt Extinguishment

Loss on debt extinguishment for the two quarters ended June 25, 2023 was $3.5 million due to the write-off of debt discount and deferred issuance costs of associated with the payoff of the 2014 Credit Agreement as described in Note 8. Debt. There was no loss on debt extinguishment for the quarter ended June 25, 2023 and the quarter and two quarters ended June 26, 2022.

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

Income tax expense for the quarter ended June 25, 2023 was $1.5 million compared to income tax expense of $2.3 million for the quarter ended June 26, 2022, a decrease of $0.8 million or 34.1%. Our effective income tax rate for the quarter ended June 25, 2023 was 13.5%, compared to 17.9% for the quarter ended June 26, 2022. The decrease in our effective income tax rate for the quarter ended June 25, 2023 compared to the quarter ended June 26, 2022 was primarily driven by the recording of net operating loss carryforwards, partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo.

Income tax expense for the two quarters ended June 25, 2023 was $1.0 million compared to income tax expense of $2.5 million for the two quarters ended June 26, 2022, a decrease of $1.5 million or 60.8%. Our effective income tax rate for the two quarters ended June 25, 2023 was 10.2%, compared to 18.1% for the two quarters ended June 26, 2022. The decrease in our effective income tax rate for the two quarters ended June 25, 2023 compared to the two quarters ended June 26, 2022 was primarily driven by the recording of net operating loss carryforwards, partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo.

Portillo's Inc. Form 10-Q | 30

Net Income Attributable to Non-controlling Interests

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

Net income attributable to non-controlling interests for the quarter ended June 25, 2023 was $3.1 million, compared to net income attributable to non-controlling interests of $5.6 million for the quarter ended June 26, 2022, a decrease of $2.5 million or 44.9%. The decrease in net income attributable to non-controlling interests for the quarter ended June 25, 2023 was primarily due to a decrease in the non-controlling interest holders' weighted average ownership, from 49.8% for the quarter ended June 26, 2022 to 24.2% for the quarter ended June 25, 2023 and by a decrease in net income compared to the quarter ended June 26, 2022.

Net income attributable to non-controlling interests for the two quarters ended June 25, 2023 was $2.4 million, compared to net income attributable to non-controlling interest of $6.0 million for the two quarters ended June 26, 2022, a decrease of $3.7 million or 60.8%. The decrease in net income attributable to non-controlling interests for the two quarters ended June 25, 2023 was primarily due to a decrease in the non-controlling interest holders' weighted average ownership, from 49.8% for the two quarters ended June 26, 2022 to 27.8% for the two quarters ended June 25, 2023 and by a decrease in net income compared to the two quarters ended June 26, 2022.

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

	Quarter Ended		Two Quarters Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Total Restaurants (a)	76	71	76	71
AUV (in millions) (a)	N/A	N/A	$8.8	$8.3
Change in same-restaurant sales (b)	5.9%	1.9%	7.4%	4.8%
Adjusted EBITDA (in thousands) (b)	$29,223	$27,613	$48,856	$45,244
Adjusted EBITDA Margin (b)	17.3%	18.3%	15.0%	15.9%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$42,731	$38,386	$77,550	$66,369
Restaurant-Level Adjusted EBITDA Margin (b)	25.3%	25.5%	23.8%	23.3%
(a) Includes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity. AUVs for the quarters ended June 25, 2023 and June 26, 2022 represent AUVs for the twelve months ended June 25, 2023 and June 26, 2022, respectively. Total restaurants indicated are as of a point in time.
(b) Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). For the two quarters ended June 25, 2023 and June 26, 2022, there were 66 and 61 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-Q | 31

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

Portillo's Inc. Form 10-Q | 32

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended		Two Quarters Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net income	$9,898	$10,756	$8,625	$11,306
Depreciation and amortization	5,941	5,309	11,610	10,514
Interest expense	6,523	6,097	13,966	12,196
Loss on debt extinguishment	—	—	3,465	—
Income tax expense	1,542	2,340	983	2,505
EBITDA	23,904	24,502	38,649	36,521
Deferred rent (1)	1,169	865	2,393	1,946
Equity-based compensation	4,184	3,864	7,720	7,649
Other loss (2)	377	93	496	125
Transaction-related fees & expenses (3)	168	43	761	757
Tax Receivable Agreement liability adjustment (4)	(579)	(1,754)	(1,163)	(1754)
Adjusted EBITDA	$29,223	$27,613	$48,856	$45,244
Adjusted EBITDA Margin (5)	17.3%	18.3%	15.0%	15.9%
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
(4) Represents remeasurement of the Tax Receivable Agreement liability.
(5) Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net.

Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin
Restaurant-Level Adjusted EBITDA is defined as revenue, less restaurant operating expenses, which include food, beverage and packaging costs, labor expenses, occupancy expenses and other operating expenses. Restaurant-Level Adjusted EBITDA excludes corporate level expenses and depreciation and amortization on restaurant property and equipment. Restaurant-Level Adjusted EBITDA Margin represents Restaurant-Level Adjusted EBITDA as a percentage of revenue.

We believe that Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin are important measures to evaluate the performance and profitability of our restaurants, individually and in the aggregate.

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended		Two Quarters Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Operating income	$17,384	$17,439	$25,876	$24,253
Plus:
General and administrative expenses	19,609	15,439	38,387	31,126
Pre-opening expenses	275	423	2,619	979
Depreciation and amortization	5,941	5,309	11,610	10,514
Net income attributable to equity method investment	(381)	(275)	(588)	(398)
Other (income) loss, net	(97)	51	(354)	(105)
Restaurant-Level Adjusted EBITDA	$42,731	$38,386	$77,550	$66,369
Restaurant-Level Adjusted EBITDA Margin (1)	25.3%	25.5%	23.8%	23.3%
(1) Restaurant-Level Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net

Portillo's Inc. Form 10-Q | 33

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our 2023 Revolver Facility. As of June 25, 2023, we maintained a cash and cash equivalents and restricted cash balance of $22.5 million and had $85.7 million of availability under our 2023 Revolver Facility, after giving effect to $10.0 million in borrowings and $4.3 million in outstanding letters of credit.

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

See Note 8. Debt for a discussion of the 2023 Credit Agreement, effective February 2, 2023.

Secondary Offering

In the first quarter of 2023, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $21.05 per share. On April 5, 2023, the Underwriter exercised its overallotment option in part, to purchase an additional 620,493 shares of the Company's Class A common stock at an offering price of $21.05 per share (collectively the “Q1 Secondary Offering and Overallotment Option”). We used all of the net proceeds from the Q1 Secondary Offering and Overallotment Option to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. The proceeds from the Q1 Secondary Offering and Overallotment Option were used to (i) purchase 2,269,776 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 6,350,717 LLC Units held by the pre-IPO LLC Members. In connection with the redemption, 6,350,717 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 6,350,717 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

Tax Receivable Agreement

In connection with the IPO, we entered into a Tax Receivable Agreement ("TRA") with certain of our pre-IPO LLC Members, pursuant to which we will generally be required to pay 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize or are deemed to realize, as a result of (i) our allocable share of existing tax basis in depreciable or amortizable assets relating to LLC Units acquired in the IPO, (ii) certain favorable tax attributes acquired by the Company from entities treated as corporations for U.S. tax purposes that held LLC Units prior to the Transactions ("Blocker Companies") (including net operating losses and the Blocker Companies' allocable share of existing tax basis), (iii) increases in our allocable share of then existing tax basis in depreciable or amortizable assets, and adjustments to the tax basis of the tangible and intangible assets, of Portillo’s OpCo and its subsidiaries, as a result of (x) sales or exchanges of interests in Portillo’s OpCo (including the repayment of the redeemable preferred units) in connection with the IPO and (y) future redemptions or exchanges of LLC Units by pre-IPO LLC Members for Class A common stock and (iv) certain other tax benefits related to entering into the TRA, including payments made under the TRA.

Portillo's Inc. Form 10-Q | 34

As of June 25, 2023, we estimate that our obligation for future payments under the TRA totaled $302.0 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $355.3 million as of June 25, 2023. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $302.0 million, primarily over the next 15 years, substantially declining in year 16 through year 47. In the two quarters ended June 25, 2023, we made a TRA payment of $0.8 million relating to tax year 2021. We made no TRA payments in the quarter ended June 25, 2023. We expect a payment of $6.3 million relating to tax year 2022 to be paid within the next 12 months.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Two Quarters Ended
	June 25, 2023	June 26, 2022
Net cash provided by operating activities	$31,309	$25,359
Net cash used in investing activities	(37,326)	(13,910)
Net cash used in financing activities	(15,953)	(982)
Net (decrease) increase in cash and cash equivalents and restricted cash	(21,970)	10,467
Cash and cash equivalents and restricted cash at beginning of period	44,427	39,263
Cash and cash equivalents and restricted cash at end of period	$22,457	$49,730
Operating Activities

Net cash provided by operating activities for the two quarters ended June 25, 2023 was $31.3 million compared to net cash provided by operating activities of $25.4 million for the two quarters ended June 26, 2022, an increase of $6.0 million or 23.5%. This increase was primarily driven by the change in operating assets and liabilities of $7.2 million and the change in non-cash items of $1.5 million, partially offset by lower net income of $2.7 million.

The $7.2 million change in our operating assets and liabilities balances was primarily driven by operating assets and liabilities being a use of net cash of $0.5 million in the two quarters ended June 25, 2023, compared to a use of net cash of $7.7 million in two quarters ended June 26, 2022 driven by the change in accrued expenses and other liabilities in the two quarters ended June 25, 2023. The $1.5 million change from the two quarters ended June 25, 2023 in non-cash charges is attributable to loss on debt extinguishment, an increase in depreciation and amortization and a decrease in the Tax Receivable Agreement liability adjustment. The decrease in net income for the two quarters ended June 25, 2023 was primarily due to the factors driving the aforementioned expenses as described in condensed consolidated results of operations, partially offset by higher revenue in the two quarters ended June 25, 2023 compared to the two quarters ended June 26, 2022.

Investing Activities

Net cash used in investing activities was $37.3 million for the two quarters ended June 25, 2023 compared to $13.9 million for the two quarters ended June 26, 2022, an increase of $23.4 million or 168.3%. This increase was primarily due to the number of restaurant openings and buildings in process during the first two quarters of 2023 compared to the first two quarters of 2022.

Portillo's Inc. Form 10-Q | 35

Financing Activities

Net cash used in financing activities was $16.0 million for the two quarters ended June 25, 2023 compared to net cash used in financing activities of $1.0 million for the two quarters ended June 26, 2022, an increase of $15.0 million or 1524.5%. This increase is primarily due to the refinancing of our long-term debt as described in Note 8. Debt and the payment of deferred financing costs of $3.6 million.

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

As of June 25, 2023, we had $10.0 million of borrowings under the 2023 Revolver Facility, and letters of credit issued under the 2023 Revolver Facility totaled $4.3 million. As a result, as of June 25, 2023, the Company had $85.7 million available under the 2023 Revolver Facility. On July 31, 2023, the Company made a $5.0 million payment on the 2023 Revolver Facility (see Note 16. Subsequent Events for additional details).

The 2023 Credit Agreement also includes certain financial covenants with respect to cash interest coverage and total net rent adjusted leverage. As of June 25, 2023, the Company was in compliance with all covenants in the 2023 Credit Agreement.

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

Portillo's Inc. Form 10-Q | 36

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

Portillo's Inc. Form 10-Q | 37

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 25, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Portillo's Inc. Form 10-Q | 38

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding certain legal proceedings to which the Company is a party are discussed in Note 14. Contingencies in the notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 25, 2022, except as updated in the Company's last Quarterly Report on Form 10-Q for the quarter ended March 26, 2023, and as set forth below.

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

Portillo's Inc. Form 10-Q | 39

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

On April 13, 2023, certain of our team members at one of our commissaries elected to be represented by a union. We filed objections to the election with the National Labor Relations Board on April 19th, asserting that the union and its agent's promises prevented a free and fair election. We have appealed to the NLRB Regional Director to set aside the election. Although we have not received other petitions to unionize, it is possible that additional team members may elect to be represented by labor unions in the future. If a significant number of our team members were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could have a material adverse effect on our business, financial condition and results of operations. In addition, a labor dispute involving some or all our team members may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes could increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build-out costs for new restaurants in such markets could materially increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Secondary Offering

In the first quarter of 2023, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $21.05 per share. On April 5, 2023, the Underwriter exercised its overallotment option in part, to purchase an additional 620,493 shares of the Company's Class A common stock at an offering price of $21.05 per share (collectively the "Q1 Secondary Offering and Overallotment Option"). We used all of the net proceeds from the Q1 Secondary Offering and Overallotment Option to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the entities treated as corporations for U.S. tax purposes that held LLC Units prior to the Transactions ("Blocker Companies") at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. The proceeds from the Q1 Secondary Offering and Overallotment Option

Portillo's Inc. Form 10-Q | 40

were used to (i) purchase 2,269,776 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 6,350,717 LLC Units held by the pre-IPO LLC Members. In connection with the redemption, 6,350,717 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 6,350,717 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 25, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Portillo's Inc. Form 10-Q | 41

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

Portillo's Inc. Form 10-Q | 42

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

Portillo's Inc. Form 10-Q | 43