Form 10-Q
period 2023-09-24
Portillo's Inc.
filed 2023-11-02
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 24, 2023

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
☐     Yes     ☒     No
As of October 26, 2023, there were 55,442,273 shares of the registrant's Class A common stock, par value $0.01 per share, issued and outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that we may not predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements, and you should not unduly rely on these statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and the following:

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
•the impact of consumer sentiment and other economic factors on our sales;
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

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	September 24, 2023	December 25, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$12,947	$44,427
Accounts and tenant improvement receivables	14,962	8,590
Inventory	6,418	7,387
Prepaid expenses	4,798	4,922
Total current assets	39,125	65,326
Property and equipment, net	274,605	227,036
Operating lease assets	191,488	166,808
Goodwill	394,298	394,298
Trade names	223,925	223,925
Other intangible assets, net	29,634	31,800
Equity method investment	16,543	16,274
Deferred tax assets	184,375	150,497
Other assets	3,847	4,119
Total other assets	852,622	820,913
TOTAL ASSETS	$1,357,840	$1,280,083

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,481	$30,273
Current portion of long-term debt	7,500	4,155
Current portion of Tax Receivable Agreement liability	6,527	813
Current deferred revenue	4,094	7,292
Short-term operating lease liability	5,048	4,849
Accrued expenses	33,355	29,915
Total current liabilities	90,005	77,297
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	287,486	314,425
Tax Receivable Agreement liability	294,950	252,003
Long-term operating lease liability	234,699	200,166
Other long-term liabilities	2,973	3,291
Total long-term liabilities	820,108	769,885
Total liabilities	910,113	847,182

COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 55,182,141 and 48,420,723 shares issued and outstanding at September 24, 2023 and December 25, 2022, respectively.	552	484
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 17,472,926 and 23,837,162 shares issued and outstanding at September 24, 2023 and December 25, 2022, respectively.	—	—
Additional paid-in-capital	305,515	260,664
Retained earnings (accumulated deficit)	5,823	(4,812)
Total stockholders' equity attributable to Portillo's Inc.	311,890	256,336
Non-controlling interest	135,837	176,565
Total stockholders' equity	447,727	432,901
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,357,840	$1,280,083
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Quarter Ended		Three Quarters Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022

REVENUES, NET	$166,805	$151,121	$492,047	$436,226

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	55,551	53,374	165,407	151,414
Labor	42,588	39,133	126,200	114,352
Occupancy	8,210	7,644	24,898	22,778
Other operating expenses	18,571	16,882	56,107	47,225
Total restaurant operating expenses	124,920	117,033	372,612	335,769

General and administrative expenses	18,898	18,059	57,285	49,185
Pre-opening expenses	2,410	791	5,029	1,770
Depreciation and amortization	6,178	5,289	17,788	15,803
Net income attributable to equity method investment	(422)	(409)	(1,010)	(807)
Other income, net	(276)	(228)	(630)	(333)
OPERATING INCOME	15,097	10,586	40,973	34,839
Interest expense	6,573	7,090	20,539	19,286
Interest income	(116)	—	(116)	—
Tax Receivable Agreement liability adjustment	(528)	(708)	(1,691)	(2,462)
Loss on debt extinguishment	—	—	3,465	—
INCOME BEFORE INCOME TAXES	9,168	4,204	18,776	18,015
Income tax expense	2,622	1,006	3,605	3,511
NET INCOME	6,546	3,198	15,171	14,504
Net income attributable to non-controlling interests	2,185	1,606	4,536	7,607
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$4,361	$1,592	$10,635	$6,897

Net income per common share attributable to Portillo's Inc.:
Basic	$0.08	$0.04	$0.20	$0.19
Diluted	$0.07	$0.04	$0.19	$0.17

Weighted-average common shares outstanding:
Basic	55,127,133	38,899,373	53,231,086	36,899,208
Diluted	58,767,812	42,625,160	56,813,653	40,785,766

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Quarters Ended September 24, 2023 and September 25, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total Stockholders' Equity
Balance at June 26, 2022	36,218,355	$362	35,673,321	$—	$192,862	$(10,645)	$261,233	$443,812
Net income	—	—	—	—	—	1,592	1,606	3,198
Equity-based compensation	—	—	—	—	2,000	—	1,698	3,698
Activity under equity-based compensation plans	64,109	—	—	—	271	—	—	271
Non-controlling interest adjustment	—	—	—	—	43,811	—	(43,811)	—
Redemption of LLC Interests	5,942,559	59	(5,942,559)	—	(59)	—	—	—
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(6,854)	—	—	(6,854)
Balance at September 25, 2022	42,225,023	421	29,730,762	—	232,031	(9,053)	220,726	444,125

Balance at June 25, 2023	55,073,993	551	17,472,926	—	301,622	1,462	132,821	436,456
Net income	—	—	—	—	—	4,361	2,185	6,546
Equity-based compensation	—	—	—	—	3,275	—	1,049	4,324
Activity under equity-based compensation plans	108,148	1	—	—	400	—	—	401
Non-controlling interest adjustment	—	—	—	—	218	—	(218)	—
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	—
Balance at September 24, 2023	55,182,141	$552	17,472,926	$—	$305,515	$5,823	$135,837	$447,727

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 5

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Three Quarters Ended September 24, 2023 and September 25, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 26, 2021	35,807,171	$358	35,673,321	$—	$186,856	$(15,950)	$252,142	$423,406
Net income	—	—	—	—	—	6,897	7,607	14,504
Equity-based compensation	—	—	—	—	5,837	—	5,510	11,347
Activity under equity-based compensation plans	475,293	4	—	—	1,718	—	—	1,722
Redemption of LLC Interests	5,942,559	59	(5,942,559)	—	(59)	—	—	—
Non-controlling interest adjustment	—	—	—	—	44,533	—	(44,533)	—
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(6,854)	—	—	(6,854)
Balance at September 25, 2022	42,225,023	421	29,730,762	—	232,031	(9,053)	220,726	444,125

Balance at December 25, 2022	48,420,723	484	23,837,162	—	260,664	(4,812)	176,565	432,901
Net income	—	—	—	—	—	10,635	4,536	15,171
Equity-based compensation	—	—	—	—	8,846	—	3,198	12,044
Activity under equity-based compensation plans	397,182	4	—	—	1,688	—	—	1,692
Redemption of LLC Interests	6,364,236	64	(6,364,236)	—	(64)	—	—	—
Non-controlling interest adjustment	—	—	—	—	48,063	—	(48,063)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(399)	(399)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(13,682)	—	—	(13,682)
Balance at September 24, 2023	55,182,141	$552	17,472,926	$—	$305,515	$5,823	$135,837	$447,727

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Quarters Ended
	September 24, 2023	September 25, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,171	$14,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,788	15,803
Amortization of debt issuance costs and discount	814	1,952
Loss on sales of assets	512	212
Equity-based compensation	12,044	11,347
Deferred rent and tenant allowance	—	3,288
Deferred income tax expense	3,605	3,511
Tax Receivable Agreement liability adjustment	(1,691)	(2,462)
Amortization of deferred lease incentives	—	(289)
Gift card breakage	(688)	(626)
Loss on debt extinguishment	3,465	—
Changes in operating assets and liabilities:
Accounts receivable	(1,293)	(2,064)
Receivables from related parties	(100)	(34)
Inventory	969	144
Other current assets	124	1,666
Operating lease assets	5,685	—
Accounts payable	(2,777)	(1,089)
Accrued expenses and other liabilities	1,023	(8,448)
Operating lease liabilities	(1,775)	—
Deferred lease incentives	1,013	1,651
Other assets and liabilities	(319)	(97)
NET CASH PROVIDED BY OPERATING ACTIVITIES	53,570	38,969
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(57,660)	(30,012)
Proceeds from the sale of property and equipment	81	44
NET CASH USED IN INVESTING ACTIVITIES	(57,579)	(29,968)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	300,000	—
Payments of long-term debt	(324,303)	(2,493)
Proceeds from equity offering, net of underwriting discounts	179,306	183,436
Repurchase of outstanding equity / Portillo's OpCo units	(179,306)	(183,436)
Distributions paid to non-controlling interest holders	(399)	—
Proceeds from stock option exercises	1,321	1,722
Employee withholding taxes related to net settled equity awards	(112)	—
Proceeds from Employee Stock Purchase Plan purchases	404	—
Payments of Tax Receivable Agreement liability	(813)	—
Payment of deferred financing costs	(3,569)	—
Payment of initial public offering issuance costs	—	(771)
NET CASH USED IN FINANCING ACTIVITIES	(27,471)	(1,542)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(31,480)	7,459
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	44,427	39,263
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$12,947	$46,722

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 7

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Quarters Ended
	September 24, 2023	September 25, 2022
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$15,738	$16,856
Income tax paid	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$15,915	$6,823
Establishment of liabilities under Tax Receivable Agreement	51,165	51,112

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 8

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF BUSINESS

Portillo’s Inc. ( "Inc.") was formed and incorporated as a Delaware corporation on June 8, 2021. Inc. was formed for the purpose of completing an initial public offering ("IPO") and related reorganization transactions (collectively, the "Transactions”) in order to carry on the business of PHD Group Holdings LLC and its subsidiaries ("Portillo's OpCo"). Following the consummation of the Transactions on October 20, 2021, Inc. became the sole managing member of Portillo’s OpCo, and as sole managing member, Inc. operates and controls all of the business and affairs of Portillo's OpCo. As a result, Inc. consolidates the financial results of Portillo's OpCo and reports a non-controlling interest representing the economic interest in Portillo's OpCo held by the other members of Portillo's OpCo (the "pre-IPO LLC Members"). Unless the context otherwise requires, references to "we," "us," "our," "Portillo's," and the "Company" refer to Portillo's Inc. and its subsidiaries, including Portillo's OpCo.

The Company operates fast-casual restaurants in 10 states, along with two food production commissaries in Illinois. As of September 24, 2023 and December 25, 2022, the Company had 77 and 71 restaurants in operation, respectively. The Company also had two non-traditional locations in operation as of September 24, 2023 and December 25, 2022. These non-traditional locations include a food truck and a ghost kitchen (small kitchen with no store-front presence, used to fill online orders). Portillo's additionally has a 50% interest in a single restaurant owned by C&O, which is excluded from the Company's restaurant count. The Company’s principal corporate offices are located in Oak Brook, Illinois.

Secondary Offerings

In the first quarter of 2023, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $21.05 per share. On April 5, 2023, the Underwriter exercised its overallotment option in part, to purchase an additional 620,493 shares of the Company's Class A common stock at an offering price of $21.05 per share (collectively the "Q1 Secondary Offering and Overallotment Option"). We used all of the net proceeds from the Q1 Secondary Offering and Overallotment Option to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the entities treated as corporations for U.S. tax purposes that held LLC Units prior to the Transactions ("Blocker Companies") at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. The proceeds from the Q1 Secondary Offering and Overallotment Option were used to (i) purchase 2,269,776 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 6,350,717 LLC Units held by the pre-IPO LLC Members. In connection with the redemption, 6,350,717 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 6,350,717 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock. There was no secondary offering completed in the third quarter of 2023.

In the third and fourth quarters of 2022, the Company completed two secondary offerings of 8,066,458 shares (including 66,458 shares sold to the underwriters pursuant to their overallotment option) and 8,000,000 shares, respectively, of the Company's Class A common stock at an offering price of $23.75 and $22.69, respectively, per share.

As of September 24, 2023, the Company owns 76.0% of Portillo's OpCo and the pre-IPO LLC Members own the remaining 24.0% of Portillo's OpCo.

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

Fiscal Year

The Company uses a 52- or 53-week fiscal year ending on the Sunday prior to or on December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2023 and 2022 consist of 53 and 52 weeks, respectively. The fiscal periods presented in this report are the quarters and three quarters ended September 24, 2023 and September 25, 2022, respectively.

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

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues, net in the condensed consolidated statements of operations. The Company recognized gift card breakage of $0.2 million and $0.7 million for the quarter and three quarters ended September 24, 2023, respectively, and $0.1 million and $0.6 million for the quarter and three quarters ended September 25, 2022, respectively.

Portillo's Inc. Form 10-Q | 11

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability included in current deferred revenue on the condensed consolidated balance sheets is as follows (in thousands):

	September 24, 2023	December 25, 2022
Gift card liability	$4,046	$6,988

Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in their respective liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Revenue recognized from gift card liability balance at the beginning of the year	$599	$534	$3,436	$3,215

NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	September 24, 2023	December 25, 2022
Raw materials	$4,119	$5,722
Work in progress	249	104
Finished goods	1,089	876
Consigned inventory	961	685
	$6,418	$7,387

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	September 24, 2023	December 25, 2022
Land improvements	$17,854	$16,369
Furniture, fixtures, and equipment	146,027	126,130
Leasehold improvements	192,393	153,341
Transportation equipment	2,647	2,281
Construction-in-progress	36,139	35,386
	395,060	333,507
Less accumulated depreciation	(120,455)	(106,471)
	$274,605	$227,036

Depreciation expense was $5.5 million and $15.6 million for the quarter and three quarters ended September 24, 2023, respectively, and $4.5 million and $13.4 million for the quarter and three quarters ended September 25, 2022, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

Portillo's Inc. Form 10-Q | 12

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year.

Intangibles, net consisted of the following (in thousands):

	September 24, 2023

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(26,483)	29,634
	$280,042	$(26,483)	$253,559

	December 25, 2022

	Gross Carrying Amount	Accumulated Amortization	ASC 842 Adjustment	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(24,317)	—	31,800
Covenants not-to-compete	40,799	(40,799)	—	—
Favorable rental contracts	2,991	(1,849)	(1,142)	—
	$323,832	$(66,965)	$(1,142)	$255,725

Amortization expense was $0.7 million and $2.2 million for the quarter and three quarters ended September 24, 2023, respectively, and $0.8 million and $2.4 million for the quarter and three quarters ended September 25, 2022, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

The estimated aggregate amortization expense related to intangible assets held at September 24, 2023 for the remainder of this year and the succeeding five years and thereafter is as follows (in thousands):

Estimated Amortization
2023 (excluding the three quarters ended September 24, 2023)	$723
2024	2,813
2025	2,707
2026	2,707
2027	2,707
2028	2,707
2029 and thereafter	15,270
$29,634

Portillo's Inc. Form 10-Q | 13

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of the Company's cash and cash equivalents, restricted cash, accounts and tenant improvement receivable, accounts payable and all other current assets and liabilities approximate fair values due to the short-term nature of these financial instruments.

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

As of September 24, 2023 and December 25, 2022, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	September 24, 2023	December 25, 2022
	Level 1	Level 1
Assets - Investments designated for deferred compensation plan
Cash/money accounts	$1,027	$1,470
Mutual funds	2,381	2,241
Total assets	$3,408	$3,711
As of September 24, 2023 and December 25, 2022, we had no Level 2 or Level 3 assets.
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

Assets Measured at Fair Value on a Non-Recurring Basis

Assets that are measured at fair value on a non-recurring basis include property and equipment, net, operating lease assets, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the quarter and three quarters ended September 24, 2023 and September 25, 2022.

Portillo's Inc. Form 10-Q | 14

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    DEBT

Debt consisted of the following (in thousands):

	September 24, 2023	December 25, 2022
2023 Term Loan	$298,125	$—
2014 Term B-3 Loans	—	322,428
Unamortized discount and debt issuance costs	(3,139)	(3,848)
Total debt, net	294,986	318,580
Less: Current portion of long-term debt	(7,500)	(4,155)
Long-term debt, net	$287,486	$314,425
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

As of September 24, 2023, the interest rate on the 2023 Term Loan was 8.14%. Pursuant to the 2023 Credit Agreement, as of September 24, 2023, the commitment fees to maintain the 2023 Revolver Facility were 0.250%, letter of credit fees were 2.75%, and letter of credit fronting fees were 0.125%. Commitment fees, letter of credit fees, and letter of credit fronting fees are recorded as interest expense in the condensed consolidated statements of operations. As of September 24, 2023, the effective interest rate was 8.50%.

The 2023 Term Loan will amortize in quarterly installments equalling an aggregate annual amount of $7.5 million for the first two (2) years following the Closing Date, (b) $15.0 million for the third (3rd) and fourth (4th) years following the Closing Date, and (c) $30.0 million for the fifth (5th) year following the Closing Date, commencing on the last day of the first full fiscal quarter ended after the Closing Date, with the balance payable on the final maturity date.

As of September 24, 2023, outstanding borrowings under the 2023 Credit Agreement totaled $298.1 million, comprising of $298.1 million under the 2023 Term Loan. As of September 24, 2023, there were no borrowings under the 2023 Revolver Facility outstanding. Letters of credit issued under the 2023 Revolver Facility totaled $4.3 million. As a result, as of September 24, 2023, the Company had $95.7 million available under the 2023 Revolver Facility. On September 29, 2023, the Company borrowed $7.0 million on the 2023 Revolver Facility (see Note 16. Subsequent Events for additional details).

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

In connection with the Third Amendment to 2014 Credit Agreement, the interest rates spread for the 2014 Term B-3 Loans increased by 100 basis points to 5.50% for the adjusted London interbank offered rate ("Eurocurrency Rate") loans. As of September 25, 2022, the interest rate on the 2014 Term B-3 Loans was 6.56%. Beginning with December 31, 2019, the Company is required to pay on the last business day of each calendar quarter, March 31, June 30, September 30, and December 31, an aggregate principal amount of $0.8 million.

As of December 25, 2022, the Company had no borrowings under the 2014 Revolving Facility. As of September 25, 2022, the interest rate on the 2014 Revolving Facility was 3.25%, subject to change based on a consolidated first lien net leverage ratio as defined in the 2014 Credit Agreement. As of September 25, 2022, the commitment fees, pursuant to the 2014 Credit Agreement, to maintain the 2014 Revolving Facility were 0.250%. Also pursuant to the 2014 Credit Agreement, as of September 25, 2022, letter of credit fronting fees were 0.125%. Commitment fees and letter of credit fronting fees are recorded as interest expense in the condensed consolidated statements of operations. As of September 25, 2022, the effective interest rate was 8.84%.

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

In connection with the repayment of the 2014 Credit Agreement as described above, deferred financing costs and original issuance discount of $3.5 million were recorded as a loss on debt extinguishment during the three quarters ended September 24, 2023 in the condensed consolidated statement of operations.

The Company amortized an immaterial amount and $0.3 million of deferred financing costs during the quarter and three quarters ended September 24, 2023, respectively, and $0.5 million and $1.4 million during the quarter and three quarters ended September 25, 2022, respectively, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company also amortized $0.2 million and $0.5 million in original issue discount related to the long-term debt during the quarter and three quarters ended September 24, 2023, respectively, and $0.2 million and $0.5 million, respectively, in the quarter and three quarters ended September 25, 2022 which is included in interest expense in the condensed consolidated statements of operations.

Total interest costs incurred were $6.6 million and $20.5 million for the quarter and three quarters ended September 24, 2023, respectively, and $7.1 million and $19.3 million for the quarter and three quarters ended September 25, 2022, respectively.

As of September 24, 2023 and December 25, 2022, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

The 2023 Credit Agreement is guaranteed by all domestic subsidiaries of the Borrower (subject to customary exceptions) and secured by liens on substantially all of the assets of Holdings, the Borrower and the subsidiary guarantors (subject to customary exceptions).

The 2023 Credit Agreement also includes certain financial covenants with respect to cash interest coverage and total net rent adjusted leverage. As of September 24, 2023, the Company was in compliance with all covenants in the 2023 Credit Agreement.

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

A summary of operating lease right-of-use assets and liabilities is as follows (in thousands):

Operating leases	Classification	September 24, 2023	December 25, 2022
Right-of-use assets	Operating lease assets	$191,488	$166,808
		191,488	166,808

Current lease liabilities	Short-term operating lease liability	5,048	4,849
Non-current lease liabilities	Long-term operating lease liability	234,699	200,166
		$239,747	$205,015

The components of lease expense were as follows (in thousands):

		Quarter Ended	Three Quarters Ended
Operating leases	Classification	September 24, 2023	September 24, 2023
Operating lease cost	Occupancy Other operating expenses General and administrative expenses Pre-opening expenses	$7,325	$21,160
Short-term operating lease cost	Occupancy Other operating expenses	202	534
Variable lease cost	Occupancy Other operating expenses General and administrative expenses	751	2,773
		$8,278	$24,467

A summary of lease terms and discount rates for operating leases is as follows:

Operating leases	September 24, 2023	December 25, 2022
Weighted-average remaining lease term (years):	25.6	25.0
Weighted-average discount rate:	9.7%	9.8%

Supplemental cash flow information related to leases is as follows (in thousands):

	Quarter Ended	Three Quarters Ended
	September 24, 2023	September 24, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,909	$17,490
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	14,006	29,103

Portillo's Inc. Form 10-Q | 17

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 24, 2023, the maturity analysis of the lease liabilities consisted of the following (in thousands):

Year Ending	Operating Leases
2023 (excluding the three quarters ended September 24, 2023)	$6,153
2024	25,814
2025	25,902
2026	25,986
2027	25,265
Thereafter	626,740
Total lease payments	735,860
Less: imputed interest	(496,113)
Total operating lease liabilities	$239,747

As of September 24, 2023, operating lease payments include $433.5 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $32.2 million of minimum payments for leases signed but not yet commenced.

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

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	September 24, 2023		December 25, 2022
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	55,182,141	76.0%	48,420,723	67.0%
pre-IPO LLC Members	17,472,926	24.0%	23,837,162	33.0%
Total	72,655,067	100.0%	72,257,885	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for the quarter and three quarters ended September 24, 2023 was 24.1% and 26.6%, respectively. The pre-IPO LLC Members' weighted average ownership percentage for the quarter and three quarters ended September 25, 2022 was 45.9% and 48.5%, respectively.

Portillo's Inc. Form 10-Q | 18

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Quarter Ended		Three Quarters Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net income attributable to Portillo's Inc.	$4,361	$1,592	$10,635	$6,897
Activity under equity-based compensation plans	400	271	1,688	1,718
Non-controlling interest adjustment	218	43,811	48,063	44,533
Redemption of LLC Units	—	(59)	(64)	(59)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	(13,682)	—
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$4,979	$45,615	$46,640	$53,089

NOTE 11.    EQUITY-BASED COMPENSATION
Equity-based compensation expense is calculated based on equity awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.

Equity-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Labor	$379	$331	$1,164	$1,020
General and administrative expenses	3,945	3,367	10,880	10,327
Total equity-based compensation expense	$4,324	$3,698	$12,044	$11,347

Portillo's Inc. Form 10-Q | 19

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended September 24, 2023, we granted 10,376 restricted stock units (“RSUs”) under the Portillo's Inc. 2021 Equity Incentive Plan (the "2021 Plan") to certain employees. During the three quarters ended September 24, 2023, under the 2021 Plan, we granted 247,188 RSUs to certain employees and 56,488 RSUs to directors. The weighted average fair value of these awards was determined using the Company's closing stock price on the applicable grant dates, which was $20.51. The RSUs granted to employees will vest one-third on each of the first three anniversaries of the date of grant subject to continued service on such date. The RSUs granted to non-employee directors will vest at the end of this fiscal year.

During the quarter ended September 24, 2023, we also granted 52,173 performance stock options (PSOs) under the 2021 Equity Incentive Plan to a certain executive officer. The grant date fair value of these awards of $2.30 was determined using a Monte Carlo simulation model. The awards are eligible to vest in three (3) tranches based on stock performance conditions: (i) one-third (1/3rd) of the PSOs will vest on the third anniversary of the IPO if the 20-day volume-weighted average price ("VWAP") for a share of common stock is $30.00 per share (1.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the second anniversary of the IPO and ending on the last trading day immediately preceding the third anniversary IPO; (ii) one-third (1/3rd) of the PSOs will vest on the fourth anniversary of the IPO if the 20-day VWAP for a share of common stock is $40.00 per share (2 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the third anniversary of the IPO and ending on the last trading day immediately preceding the fourth anniversary of the IPO; and (iii) one-third (1/3rd) of the PSOs will vest on the fifth anniversary of the IPO if the 20-day VWAP for a share of common stock is $50.00 per share (2.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the fourth anniversary of the IPO and ending on the last trading day immediately preceding the fifth anniversary of the IPO. All PSOs are subject to continued service on the vesting date of each tranche date and if any tranches fail to vest, the unvested portion of such PSOs will be forfeited and will not be eligible to vest in subsequent years. Once vested, the PSOs are exercisable within a 10-year period from the date of grant.

Employee Stock Purchase Plan

During the quarter and three quarters ended September 24, 2023, the Company issued 6,196 and 21,210 shares, respectively, under the Employee Stock Purchase Plan ("ESPP"). The shares issued under the ESPP are net of shares withheld for taxes. At September 24, 2023, 220,782 shares remained available for issuance under the ESPP. The expense incurred under the ESPP was immaterial for the quarter and three quarters ended September 24, 2023 and is included within general and administrative expenses and labor in the condensed consolidated statements of operations.

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

Income Tax Expense

The effective income tax rate for the quarter and three quarters ended September 24, 2023 was 28.6% and 19.2%, and 23.9% and 19.5% for the quarter and three quarters ended September 25, 2022, respectively. The increase in our effective income tax rate for the quarter ended September 24, 2023 compared to the quarter ended September 25, 2022 was primarily driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo. The decrease in our effective income tax rate for the three quarters ended September 24, 2023 compared to the three quarters ended September 25, 2022 was primarily driven by the recording of net operating loss carryforwards. The Company’s annual effective tax rate differs from the statutory rate of 21% primarily because the Company is not liable for federal or state income taxes on the portion of Portillo's OpCo’s earnings that are attributable to non-controlling interests, deferred tax adjustments and impacts from equity-based award activity.

Portillo's Inc. Form 10-Q | 20

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 24, 2023, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to the basis difference in its investment in Portillo's OpCo that will never be realizable or only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize) are more likely than not to be realized.

Secondary Offerings

In the first and second quarters of 2023, in connection with the Q1 Secondary Offering and Overallotment Option previously discussed in Note 1. Description Of Business, 6,350,717 LLC Units were redeemed by the pre-IPO LLC Members for newly-issued shares of Class A common stock. As a result, an increase in the tax basis of net assets of Portillo's OpCo subject to the provisions of the Tax Receivable Agreement (the "Tax Receivable Agreement" or "TRA") was recorded. The Company recorded a deferred tax asset of $37.5 million and an additional TRA liability of $51.2 million. As of September 24, 2023, we estimated that our obligation for future payments under the TRA liability totaled $301.5 million. The Company made payments of $0.8 million under the TRA during the three quarters ended September 24, 2023 relating to tax year 2021. There were no amounts paid under the TRA during the quarter ended September 24, 2023 and the quarter and three quarters ended September 25, 2022. We expect a payment of $6.5 million relating to tax year 2022 to be paid within the next 12 months.

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

The computations of basic and diluted earnings per share for the quarters and three quarters ended September 24, 2023 and September 25, 2022 are as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net income	$6,546	$3,198	$15,171	$14,504
Net income attributable to non-controlling interests	2,185	1,606	4,536	7,607
Net income attributable to Portillo's Inc.	$4,361	$1,592	$10,635	$6,897

Shares:
Weighted-average number of common shares outstanding-basic	55,127	38,899	53,231	36,899
Dilutive share awards	3,641	3,726	3,583	3,887
Weighted-average number of common shares outstanding-diluted	58,768	42,625	56,814	40,786

Basic net income per share	$0.08	$0.04	$0.20	$0.19
Diluted net income per share	$0.07	$0.04	$0.19	$0.17
The following shares were excluded from the calculation of diluted earnings per share because they would be antidilutive (in thousands):

	Quarter Ended		Three Quarters Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Shares subject to performance conditions	1,860	1,862	1,860	1,862
Shares that were antidilutive	5	14	5	—
Total shares excluded from diluted net income per share	1,865	1,876	1,865	1,862

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

NOTE 15.    RELATED PARTY TRANSACTIONS

As of both September 24, 2023 and December 25, 2022, the related parties’ receivables balance consisted of $0.3 million due from C&O, which is included in accounts and tenant improvement receivable in the condensed consolidated balance sheets.

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

The Company incurred the following Olo-related costs for the quarter and three quarters ended September 24, 2023 and September 25, 2022 (in thousands):

	Quarter Ended		Three Quarters Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Food, beverage and packaging costs	$462	$566	$1,525	$1,449
Other operating expenses	101	111	327	326
Net Olo-related costs	$563	$677	$1,852	$1,775

As of September 24, 2023 and December 25, 2022, $0.1 million and $0.2 million, respectively, were payable to Olo and was included in accounts payable in the condensed consolidated balance sheets.

Tax Receivable Agreement

We are party to a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. The Company made payments of $0.8 million under the TRA relating to tax year 2021 during the three quarters ended September 24, 2023. There were no amounts paid under the TRA during the quarter ended September 24, 2023 and quarter and three quarters ended September 25, 2022.

(in thousands)	September 24, 2023	December 25, 2022
Current portion of Tax Receivable Agreement liability	$6,527	$813
Tax receivable agreement liability	294,950	252,003

Secondary Offerings

In connection with the secondary offerings previously discussed in Note 1. Description Of Business, we purchased LLC Units and corresponding shares of Class B common stock and shares of Class A common stock using the proceeds of the secondary offerings at a price equal to the public offering price less the underwriting discounts and commissions from certain pre-IPO LLC Members and shareholders of the Blocker Companies, including from funds affiliated with Berkshire Partners LLC, which is our largest shareholder that beneficially owns approximately 30.7% of the Company as of September 24, 2023.

Portillo's Inc. Form 10-Q | 22

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.    SUBSEQUENT EVENTS

On September 29, 2023 the Company borrowed $7.0 million under the 2023 Revolver Facility. The interest rate on the Revolver Facility is 8.17%. As a result, as of September 29, 2023, the outstanding balance of the 2023 Revolver Facility upon borrowing is $7.0 million and $88.7 million is available to the Company under the 2023 Revolver Facility.

The Company opened one restaurant subsequent to September 24, 2023 for a total of 78 restaurants, excluding C&O. The restaurant is located in Cicero, Illinois.

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

Overview

Portillo’s serves iconic Chicago street food through high-energy, multichannel restaurants designed to ignite the senses and create a memorable dining experience. Since our founding in 1963 in a small trailer which Dick Portillo called “The Dog House,” we have grown to become a treasured brand with a passionate (some might say obsessed) nationwide following. We create a consumer experience like no other by combining the best attributes of fast casual and quick service concepts with an exciting, energy-filled atmosphere and restaurant model capable of generating tremendous volumes. Nearly all of our restaurants were built with double lane drive-thrus and have been thoughtfully designed with a layout that accommodates a variety of access modes including dine-in, carryout, delivery, and catering in order to quickly and efficiently serve our guests. No matter how our guests order from us, our highly productive kitchens and team members consistently serve high quality food and deliver a memorable guest experience. We believe the combination of our craveable food, multichannel sales model, dedication to operational excellence, and a distinctive culture driven by our team members gives us a competitive advantage.

As of September 24, 2023, we owned and operated 78 Portillo’s restaurants across ten states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-Q | 24

Financial Highlights for the Quarter Ended September 24, 2023 vs. Quarter Ended September 25, 2022:

•Total revenue increased 10.4% or $15.7 million to $166.8 million;
•Same restaurant sales increased 3.9%;
•Operating income increased $4.5 million to $15.1 million;
•Net income increased $3.3 million to $6.5 million;
•Restaurant-Level Adjusted EBITDA* increased $7.8 million to $41.9 million; and
•Adjusted EBITDA* increased $5.7 million to $27.3 million.

Financial Highlights for the Three Quarters Ended September 24, 2023 vs. Three Quarters Ended September 25, 2022:

•Total revenue increased 12.8% or $55.8 million to $492.0 million;
•Same restaurant sales increased 6.1%;
•Operating income increased $6.1 million to $41.0 million;
•Net income increased $0.7 million to $15.2 million;
•Restaurant-Level Adjusted EBITDA* increased $19.0 million to $119.4 million; and
•Adjusted EBITDA* increased $9.3 million to $76.1 million.

* Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net (loss) income and Restaurant-Level Adjusted EBITDA to operating income the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Recent Developments and Trends

In the quarter ended September 24, 2023, we saw continued revenue growth and same restaurant sales growth. Total revenue grew 10.4% during the quarter ended September 24, 2023 and 12.8% for the three quarters ended September 24, 2023. Same-restaurant sales grew 3.9% during the quarter ended September 24, 2023, compared to 5.8% same-restaurant sales growth during the same quarter in 2022. Same-restaurant sales grew 6.1% during the three quarters ended September 24, 2023, compared to 5.2% same-restaurant sales growth during the three quarters ended September 25, 2022.

We believe unit growth is a key driver of shareholder value creation. During the quarter ended September 24, 2023, we opened two new restaurants, one restaurant in Arizona and our second location in Texas for a total of 78 restaurants, including a restaurant owned by C&O, of which Portillo's owns 50% of the equity. The one restaurant opened in the fourth quarter of 2022 and six restaurants opened during the three quarters ended September 24, 2023 positively impacted revenues by approximately $11.0 million and $31.5 million in the quarter and three quarters ended September 24, 2023, respectively. We opened one restaurant subsequent to September 24, 2023 and plan to open five additional restaurants in the fourth quarter of 2023.

In the quarter and three quarters ended September 24, 2023, we continued to see commodity inflation stabilize. Commodity inflation was 3.5% and 5.8% for the quarter and three quarters ended September 24, 2023, respectively, compared to 15.4% for both the quarter and three quarters ended September 25, 2022. For the quarter and three quarters ended September 24, 2023, we experienced a decline in labor expenses, as a percentage of revenue, compared to the quarter and three quarters ended September 25, 2022 primarily due to increases in revenue, partially offset by higher labor utilization and additional wage investments. During mid-January 2023 and at the beginning of May 2023, we increased certain menu prices to reflect a net approximate 2.0% and 3.0% price increase, respectively, to continue to combat inflationary cost pressures and progress towards our goal to improve Restaurant-Level Adjusted EBITDA margins for fiscal 2023. We will continue to monitor our cost pressures, the competitive landscape, and consumer sentiment to inform our pricing decisions in the coming quarters.

In the quarter ended September 24, 2023, operating income margin and Restaurant-Level Adjusted EBITDA Margin improved versus prior year. We believe this improvement was the result of our ongoing efforts to deploy strategic pricing actions in prior quarters, elevate guest experiences, and implement operational efficiencies. The strength of our brand, the consistency of our operations, and the ongoing execution of a disciplined development strategy all support our business model. Further, we intend to continue to develop shareholder value through self-funded restaurant development and an ongoing focus on operations.

Portillo's Inc. Form 10-Q | 25

Development Highlights

During the three quarters ended September 24, 2023, we opened a total of six restaurants in the Arizona, Florida, and Texas markets. Subsequent to September 24, 2023, we opened one additional restaurant, bringing our total restaurant count to 79, including a restaurant owned by C&O of which Portillo’s owns 50% of the equity.

Below are the restaurants opened since the beginning of fiscal 2023:

Location	Opening Date
Kissimmee, Florida	December 2022
The Colony, Texas	January 2023
Tucson, Arizona	February 2023
Gilbert, Arizona	March 2023
Queen Creek, Arizona	August 2023
Allen, Texas	August 2023
Cicero, Illinois	October 2023

Portillo's Inc. Form 10-Q | 26

Consolidated Results of Operations

The following table summarizes our results of operations for the quarter and three quarters ended September 24, 2023 and September 25, 2022 (in thousands):

	Quarter Ended				Three Quarters Ended
	September 24, 2023		September 25, 2022		September 24, 2023		September 25, 2022
REVENUES, NET	$166,805	100.0%	$151,121	100.0%	$492,047	100.0%	$436,226	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	55,551	33.3%	53,374	35.3%	165,407	33.6%	151,414	34.7%
Labor	42,588	25.5%	39,133	25.9%	126,200	25.6%	114,352	26.2%
Occupancy	8,210	4.9%	7,644	5.1%	24,898	5.1%	22,778	5.2%
Other operating expenses	18,571	11.1%	16,882	11.2%	56,107	11.4%	47,225	10.8%
Total restaurant operating expenses	124,920	74.9%	117,033	77.4%	372,612	75.7%	335,769	77.0%
General and administrative expenses	18,898	11.3%	18,059	12.0%	57,285	11.6%	49,185	11.3%
Pre-opening expenses	2,410	1.4%	791	0.5%	5,029	1.0%	1,770	0.4%
Depreciation and amortization	6,178	3.7%	5,289	3.5%	17,788	3.6%	15,803	3.6%
Net income attributable to equity method investment	(422)	(0.3)%	(409)	(0.3)%	(1,010)	(0.2)%	(807)	(0.2)%
Other income, net	(276)	(0.2)%	(228)	(0.2)%	(630)	(0.1)%	(333)	(0.1)%
OPERATING INCOME	15,097	9.1%	10,586	7.0%	40,973	8.3%	34,839	8.0%
Interest expense	6,573	3.9%	7,090	4.7%	20,539	4.2%	19,286	4.4%
Interest income	(116)	(0.1)%	—	—%	(116)	—%	—	—%
Tax Receivable Agreement liability adjustment	(528)	(0.3)%	(708)	(0.5)%	(1,691)	(0.3)%	(2,462)	(0.6)%
Loss on debt extinguishment	—	—%	—	—%	3,465	0.7%	—	—%
INCOME BEFORE INCOME TAXES	9,168	5.5%	4,204	2.8%	18,776	3.8%	18,015	4.1%
Income tax expense	2,622	1.6%	1,006	0.7%	3,605	0.7%	3,511	0.8%
NET INCOME	6,546	3.9%	3,198	2.1%	15,171	3.1%	14,504	3.3%
Net income attributable to non-controlling interests	2,185	1.3%	1,606	1.1%	4,536	0.9%	7,607	1.7%
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$4,361	2.6%	$1,592	1.1%	$10,635	2.2%	$6,897	1.6%

Revenues, Net

Revenues primarily represent the aggregate sales of food and beverages, net of discounts. Sales taxes collected from customers are excluded from revenues. Revenues in any period are directly influenced by the number of operating weeks in the period, the number of open restaurants, restaurant traffic, our menu prices, third-party delivery platform prices and product mix.

Revenues for the quarter ended September 24, 2023 were $166.8 million compared to $151.1 million for the quarter ended September 25, 2022, an increase of $15.7 million or 10.4%. The increase in revenues was primarily attributed to the opening of one restaurant in the fourth quarter of 2022 and six restaurants during the three quarters ended September 24, 2023 combined with an increase in our same-restaurant sales. New restaurants positively impacted revenues by approximately $11.0 million in the quarter ended September 24, 2023. Same-restaurant sales increased 3.9% during the third quarter ended September 24, 2023, which was attributable to an increase in average check of 7.4%, partially offset by a 3.5% decrease in transactions. The higher average check was driven by an approximate 9.1% increase in certain menu prices partially offset by product mix. For the purpose of calculating same-restaurant sales for September 24, 2023, sales for the 66 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base (as defined in "Selected Operating Data" below).

Portillo's Inc. Form 10-Q | 27

Revenues for the three quarters ended September 24, 2023 were $492.0 million compared to $436.2 million for the three quarters ended September 25, 2022, an increase of $55.8 million or 12.8%. The increase in revenues was primarily attributed to the opening of three restaurants in 2022 and six restaurants during the three quarters ended September 24, 2023 combined with an increase in our same-restaurant sales. The new restaurants positively impacted revenues by approximately $31.5 million in the three quarters ended September 24, 2023. Same-restaurant sales increased 6.1% during the three quarters ended September 24, 2023, which was attributable to an increase in average check of 7.1% and partially offset by a 1.0% decrease in transactions. The higher average check was primarily driven by an approximate 9.4% increase in menu prices partially offset by product mix. During mid-January 2023 and at the beginning of May 2023, we increased certain menu prices to reflect an approximate 2.0% and 3.0% price increase, respectively, to continue to combat inflationary cost pressures and progress towards our goal to improve Restaurant-Level Adjusted EBITDA margins for fiscal 2023. For the purpose of calculating same-restaurant sales for September 24, 2023, sales for the 66 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base.

Food, Beverage and Packaging Costs

Food, beverage and packaging costs include the direct costs associated with food and beverages, including paper products and third-party delivery commissions. The components of food, beverage and packaging costs are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

Food, beverage and packaging costs for the quarter ended September 24, 2023 was $55.6 million compared to $53.4 million for the quarter ended September 25, 2022, an increase of $2.2 million or 4.1%. This increase was primarily driven by a 3.5% increase in commodity prices and the opening of one restaurant in the fourth quarter of 2022 and six restaurants during the three quarters ended September 24, 2023, partially offset by lower third-party delivery commissions. As a percentage of revenues, net, food, beverage and packaging costs decreased 2.0% during the quarter ended September 24, 2023. The decrease was primarily due to an increase in average check and lower third-party delivery commissions, partially offset by an increase in certain commodity prices.

Food, beverage and packaging costs for the three quarters ended September 24, 2023 was $165.4 million compared to $151.4 million for the three quarters ended September 25, 2022, an increase of $14.0 million or 9.2%. This increase was primarily driven by a 5.8% increase in commodity prices and the opening of three restaurants in 2022 and six restaurants during the three quarters ended September 24, 2023, partially offset by lower third-party delivery commissions. As a percentage of revenues, net, food, beverage and packaging costs decreased 1.1% during the three quarters ended September 24, 2023. The decrease was primarily due to an increase in average check and lower third-party delivery commissions, partially offset by an increase in certain commodity prices.

Labor Expenses

Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the quarter ended September 24, 2023 were $42.6 million compared to $39.1 million for the quarter ended September 25, 2022, an increase of $3.5 million or 8.8%. This increase was primarily driven by the opening of one restaurant in the fourth quarter of 2022 and six restaurants during the three quarters ended September 24, 2023, and incremental investments to support our team members, including annual rate increases, and higher variable-based compensation. As a percentage of revenues, net, labor decreased 0.4% primarily due to increase in our average check, partially offset by lower transactions, higher labor utilization, and the aforementioned incremental wage rate increases to support our team members.

Labor expenses for the three quarters ended September 24, 2023 were $126.2 million compared to $114.4 million for the three quarters ended September 25, 2022, an increase of $11.8 million or 10.4%. This increase was primarily driven by the opening of three restaurants in 2022 and six restaurants during the three quarters ended September 24, 2023, incremental investments to support our team members, including annual rate increases, and higher variable-based compensation. As a percentage of revenues, net, labor decreased 0.6% primarily due to an increase in our average check, partially offset by lower transactions, the aforementioned incremental hourly rate increases to support our team members and higher labor utilization.

Portillo's Inc. Form 10-Q | 28

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes.

Occupancy expenses for the quarter ended September 24, 2023 were $8.2 million compared to $7.6 million for the quarter ended September 25, 2022, an increase of $0.6 million or 7.4%, primarily driven by the opening of one restaurant in the fourth quarter of 2022 and six restaurants during the three quarters ended September 24, 2023. As a percentage of revenues, net, occupancy expenses decreased 0.2% primarily due to an increase in our average check.

Occupancy expenses for the three quarters ended September 24, 2023 were $24.9 million compared to $22.8 million for the three quarters ended September 25, 2022, an increase of $2.1 million or 9.3%, primarily driven by the opening of three restaurants in 2022 and six restaurants during the three quarters ended September 24, 2023. As a percentage of revenues, net, occupancy expenses decreased 0.2% primarily due to an increase in our average check.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other operating expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the quarter ended September 24, 2023 were $18.6 million compared to $16.9 million for the quarter ended September 25, 2022, an increase of $1.7 million or 10.0%, primarily due to the opening of one restaurant in the fourth quarter of 2022 and six restaurants during the three quarters ended September 24, 2023 and an increase in credit card fees, utilities, and insurance. As a percentage of revenues, net, operating expenses decreased 0.1% due primarily to an increase in our average check.

Other operating expenses for the three quarters ended September 24, 2023 were $56.1 million compared to $47.2 million for the three quarters ended September 25, 2022, an increase of $8.9 million or 18.8%, primarily due to an increase in credit card fees, utilities, repair and maintenance expenses, insurance, and operating supplies, and the opening of three restaurants in 2022 and six restaurants during the three quarters ended September 24, 2023. As a percentage of revenues, net, operating expenses increased 0.6% due primarily to the aforementioned increases in expenses, partially offset by an increase in our average check.

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

General and administrative expenses for the quarter ended September 24, 2023 were $18.9 million compared to $18.1 million for the quarter ended September 25, 2022, an increase of $0.8 million or 4.6%. This increase was primarily driven by increases in salaries, wages and benefits attributable to annual rate increases and the filling of open positions, partially offset by a decrease in professional fees and insurance expenses.

General and administrative expenses for the three quarters ended September 24, 2023 were $57.3 million compared to $49.2 million for the three quarters ended September 25, 2022, an increase of $8.1 million or 16.5%. This increase was primarily driven by increases in salaries, wages and benefits attributable to annual rate increases and the filling of open positions, higher variable-based compensation, higher professional and licensing fees, partially offset by a decrease in insurance expenses.

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

Portillo's Inc. Form 10-Q | 29

Pre-opening expenses for the quarter ended September 24, 2023 were $2.4 million compared to $0.8 million for the quarter ended September 25, 2022, an increase of $1.6 million or 204.7%. The increase was due to the timing and geographic location of activities related to our planned restaurant openings for the quarter ended September 24, 2023 as compared to the quarter ended September 25, 2022.

Pre-opening expenses for the three quarters ended September 24, 2023 were $5.0 million compared to $1.8 million for the three quarters ended September 25, 2022, an increase of $3.3 million or 184.1%. This increase was due to the timing and geographic location of restaurant openings for the three quarters ended September 24, 2023 as compared to the three quarters ended September 25, 2022.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for the quarter ended September 24, 2023 was $6.2 million compared to $5.3 million for the quarter ended September 25, 2022, an increase of $0.9 million or 16.8%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of one restaurant in the fourth quarter of 2022 and six restaurants during the three quarters ended September 24, 2023.

Depreciation and amortization expense for the three quarters ended September 24, 2023 was $17.8 million compared to $15.8 million for the three quarters ended September 25, 2022, an increase of $2.0 million or 12.6%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of three restaurants in 2022 and six restaurants during the three quarters ended September 24, 2023.

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

Net income attributable to equity method investment for both the quarter ended September 24, 2023 and the quarter ended September 25, 2022 was $0.4 million.

Net income attributable to equity method investment for the three quarters ended September 24, 2023 was $1.0 million compared to $0.8 million for the three quarters ended September 25, 2022, an increase of $0.2 million or 25.2%. This increase was primarily driven by increased revenue, which is attributable to an increase in average check, partially offset by a decrease in transactions.

Other Income, Net

Other income, net, includes among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains or losses on asset disposals.

Other income, net, for the quarter ended September 24, 2023 was $0.3 million compared to $0.2 million for the quarter ended September 25, 2022, an increase of $0.05 million or 21.1%. This increase was primarily due to a decrease in loss on sale of assets.

Other income, net, for the three quarters ended September 24, 2023 was $0.6 million compared to $0.3 million for the three quarters ended September 25, 2022, an increase of $0.3 million or 89.2%. This increase was primarily due to an increase in trading gains in the rabbi trust used to fund our deferred compensation plan, partially offset by an increase in loss on sale of assets.

Portillo's Inc. Form 10-Q | 30

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for the quarter ended September 24, 2023 was $6.6 million compared to $7.1 million for the quarter ended September 25, 2022, a decrease of $0.5 million or 7.3%. This decrease was primarily driven by the improved lending terms associated with our 2023 Term Loan and 2023 Revolver Facility.

Interest expense for the three quarters ended September 24, 2023 was $20.5 million compared to $19.3 million for the three quarters ended September 25, 2022, an increase of $1.3 million or 6.5%. This increase was primarily driven by higher effective interest rates through the first three quarters of 2023 compared to the same period in 2022 attributable to the year over year rising interest rate environment, partially offset by the improved lending terms associated with our 2023 Term Loan and 2023 Revolver Facility.

Our effective interest rate was 8.50% and 8.84% as of September 24, 2023 and September 25, 2022, respectively.

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents.

Interest income for the quarter and three quarters ended September 24, 2023 was $0.1 million. There was no interest income in the quarter and three quarters ended September 25, 2022.

Tax Receivable Agreement Liability Adjustment

We are party to a Tax Receivable Agreement liability with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

The tax receivable agreement liability adjustment was $0.5 million for the quarter ended September 24, 2023 and $1.7 million for the three quarters ended September 24, 2023 related to a remeasurement primarily due to activity under equity-based compensation plans. The tax receivable agreement liability adjustment, was $0.7 million and $2.5 million for the quarter and three quarters ended September 25, 2022, respectively.

Loss on Debt Extinguishment

Loss on debt extinguishment for the three quarters ended September 24, 2023 was $3.5 million due to the write-off of debt discount and deferred issuance costs of associated with the payoff of the 2014 Credit Agreement as described in Note 8. Debt. There was no loss on debt extinguishment for the quarter ended September 24, 2023 and the quarter and three quarters ended September 25, 2022.

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

Income tax expense for the quarter ended September 24, 2023 was $2.6 million compared to $1.0 million for the quarter ended September 25, 2022, an increase of $1.6 million or 160.6%. Our effective income tax rate for the quarter ended September 24, 2023 was 28.6%, compared to 23.9% for the quarter ended September 25, 2022. The increase in our effective income tax rate for the quarter ended September 24, 2023 compared to the quarter ended September 25, 2022 was primarily driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo.

Portillo's Inc. Form 10-Q | 31

Income tax expense for the three quarters ended September 24, 2023 was $3.6 million compared to income tax expense of $3.5 million for the three quarters ended September 25, 2022, an increase of $0.1 million or 2.7%. Our effective income tax rate for the three quarters ended September 24, 2023 was 19.2%, compared to 19.5% for the three quarters ended September 25, 2022. The decrease in our effective income tax rate for the three quarters ended September 24, 2023 compared to the three quarters ended September 25, 2022 was primarily driven by the recording of net operating loss carryforwards.

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

Net income attributable to non-controlling interests for the quarter ended September 24, 2023 was $2.2 million, compared to net income attributable to non-controlling interests of $1.6 million for the quarter ended September 25, 2022, an increase of $0.6 million or 36.1%. The increase in net income attributable to non-controlling interests for the quarter ended September 24, 2023 was primarily due to an increase in net income compared to the quarter ended September 25, 2022, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, from 45.9% for the quarter ended September 25, 2022 to 24.1% for the quarter ended September 24, 2023.

Net income attributable to non-controlling interests for the three quarters ended September 24, 2023 was $4.5 million, compared to net income attributable to non-controlling interest of $7.6 million for the three quarters ended September 25, 2022, a decrease of $3.1 million or 40.4%. The decrease in net income attributable to non-controlling interests for the three quarters ended September 24, 2023 was primarily due to a decrease in the non-controlling interest holders' weighted average ownership, from 48.5% for the three quarters ended September 25, 2022 to 26.6% for the three quarters ended September 24, 2023, partially offset by an increase in net income for the three quarters ended September 24, 2023 compared to the three quarters ended September 25, 2022.

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

	Quarter Ended		Three Quarters Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Total Restaurants (a)	78	71	78	71
AUV (in millions) (a)	N/A	N/A	$8.9	$8.4
Change in same-restaurant sales (b)	3.9%	5.8%	6.1%	5.2%
Adjusted EBITDA (in thousands) (b)	$27,285	$21,620	$76,140	$66,864
Adjusted EBITDA Margin (b)	16.4%	14.3%	15.5%	15.3%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$41,885	$34,088	$119,435	$100,457
Restaurant-Level Adjusted EBITDA Margin (b)	25.1%	22.6%	24.3%	23.0%
(a) Includes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity. AUVs for the quarters ended September 24, 2023 and September 25, 2022 represent AUVs for the twelve months ended September 24, 2023 and September 25, 2022, respectively. Total restaurants indicated are as of a point in time.
(b) Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-Q | 32

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). For the three quarters ended September 24, 2023 and September 25, 2022, there were 66 and 61 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income before depreciation and amortization, interest expense, interest income and income taxes, adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing core operating performance as identified in the reconciliation of net income, the most directly comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues, net.

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

Portillo's Inc. Form 10-Q | 33

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended		Three Quarters Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net income	$6,546	$3,198	$15,171	$14,504
Depreciation and amortization	6,178	5,289	17,788	15,803
Interest expense	6,573	7,090	20,539	19,286
Interest income	(116)	—	(116)	—
Loss on debt extinguishment	—	—	3,465	—
Income tax expense	2,622	1,006	3,605	3,511
EBITDA	21,803	16,583	60,452	53,104
Deferred rent (1)	1,388	1,053	3,781	2,999
Equity-based compensation	4,324	3,698	12,044	11,347
ERP implementation costs (2)	149	—	149	—
Other loss (3)	16	114	511	239
Transaction-related fees & expenses (4)	133	880	894	1,637
Tax Receivable Agreement liability adjustment (5)	(528)	(708)	(1,691)	(2,462)
Adjusted EBITDA	$27,285	$21,620	$76,140	$66,864
Adjusted EBITDA Margin (6)	16.4%	14.3%	15.5%	15.3%
(1) Represents the difference between cash rent payments and the recognition of straight-line rent expense recognized over the lease term.
(2) Represents non-capitalized third party consulting and software licensing costs incurred in connection with the implementation of a new ERP system.
(3) Represents loss on disposal of property and equipment.
(4) Represents the exclusion of certain expenses that management believes are not indicative of ongoing operations, consisting primarily of certain professional fees.
(5) Represents remeasurement of the Tax Receivable Agreement liability.
(6) Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net.

Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin
Restaurant-Level Adjusted EBITDA is defined as revenue, less restaurant operating expenses, which include food, beverage and packaging costs, labor expenses, occupancy expenses and other operating expenses. Restaurant-Level Adjusted EBITDA excludes corporate level expenses and depreciation and amortization on restaurant property and equipment. Restaurant-Level Adjusted EBITDA Margin represents Restaurant-Level Adjusted EBITDA as a percentage of revenues, net.

We believe that Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin are important measures to evaluate the performance and profitability of our restaurants, individually and in the aggregate.

Portillo's Inc. Form 10-Q | 34

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended		Three Quarters Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Operating income	$15,097	$10,586	$40,973	$34,839
Plus:
General and administrative expenses	18,898	18,059	57,285	49,185
Pre-opening expenses	2,410	791	5,029	1,770
Depreciation and amortization	6,178	5,289	17,788	15,803
Net income attributable to equity method investment	(422)	(409)	(1,010)	(807)
Other income, net	(276)	(228)	(630)	(333)
Restaurant-Level Adjusted EBITDA	$41,885	$34,088	$119,435	$100,457
Restaurant-Level Adjusted EBITDA Margin (1)	25.1%	22.6%	24.3%	23.0%
(1) Restaurant-Level Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our 2023 Revolver Facility. As of September 24, 2023, we maintained a cash and cash equivalents and restricted cash balance of $12.9 million and had $95.7 million of availability under our 2023 Revolver Facility, after giving effect to $4.3 million in outstanding letters of credit. Subsequent to the quarter-end, on September 29, 2023, the Company borrowed $7.0 million under the 2023 Revolver Facility. As a result, as of September 29, 2023, the outstanding balance of the 2023 Revolver Facility upon borrowing is $7.0 million and $88.7 million is available to the Company under the 2023 Revolver Facility.

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

See Note 8. Debt for a discussion of the 2023 Credit Agreement, effective February 2, 2023.

Secondary Offering

In the first quarter of 2023, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $21.05 per share. On April 5, 2023, the Underwriter exercised its overallotment option in part, to purchase an additional 620,493 shares of the Company's Class A common stock at an offering price of $21.05 per share (collectively the “Q1 Secondary Offering and Overallotment Option”). We used all of the net proceeds from the Q1 Secondary Offering and Overallotment Option to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. The proceeds from the Q1 Secondary Offering and Overallotment Option were used to (i) purchase 2,269,776 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 6,350,717 LLC Units held by the pre-IPO LLC Members. In connection with the redemption, 6,350,717 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 6,350,717 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock. There was no secondary offering completed in the third quarter of 2023.

Portillo's Inc. Form 10-Q | 35

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

As of September 24, 2023, we estimate that our obligation for future payments under the TRA totaled $301.5 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $354.7 million as of September 24, 2023. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $301.5 million, primarily over the next 15 years, substantially declining in year 16 through year 47. In the three quarters ended September 24, 2023, we made a TRA payment of $0.8 million relating to tax year 2021. We made no TRA payments in the quarter ended September 24, 2023. We expect a payment of $6.5 million relating to tax year 2022 to be paid within the next 12 months.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Three Quarters Ended
	September 24, 2023	September 25, 2022
Net cash provided by operating activities	$53,570	$38,969
Net cash used in investing activities	(57,579)	(29,968)
Net cash used in financing activities	(27,471)	(1,542)
Net (decrease) increase in cash and cash equivalents and restricted cash	(31,480)	7,459
Cash and cash equivalents and restricted cash at beginning of period	44,427	39,263
Cash and cash equivalents and restricted cash at end of period	$12,947	$46,722
Operating Activities

Net cash provided by operating activities for the three quarters ended September 24, 2023 was $53.6 million compared to net cash provided by operating activities of $39.0 million for the three quarters ended September 25, 2022, an increase of $14.6 million or 37.5%. This increase was primarily driven by the change in operating assets and liabilities of $10.8 million and the change in non-cash items of $3.1 million, partially offset by higher net income of $0.7 million.

Portillo's Inc. Form 10-Q | 36

The $10.8 million change in our operating assets and liabilities balances was primarily driven by operating assets and liabilities being a source of net cash of $2.6 million in the three quarters ended September 24, 2023, compared to a use of net cash of $8.3 million in three quarters ended September 25, 2022 driven by the change in accrued expenses and other liabilities in the three quarters ended September 24, 2023. The $3.1 million change from the three quarters ended September 24, 2023 in non-cash charges is primarily driven by the loss on debt extinguishment in the current year. The increase in net income for the three quarters ended September 24, 2023 was primarily due to higher revenue in the three quarters ended September 24, 2023 compared to the three quarters ended September 25, 2022 as described in the condensed consolidated results of operations, partially offset by the factors driving the aforementioned expenses as described in the condensed consolidated results of operations in the three quarters ended September 24, 2023 compared to the three quarters ended September 25, 2022.

Investing Activities

Net cash used in investing activities was $57.6 million for the three quarters ended September 24, 2023 compared to $30.0 million for the three quarters ended September 25, 2022, an increase of $27.6 million or 92.1%. This increase was primarily due to the number of restaurant openings and buildings in process during the three quarters ended September 24, 2023 compared to the three quarters ended September 25, 2022.

Financing Activities

Net cash used in financing activities was $27.5 million for the three quarters ended September 24, 2023 compared to net cash used in financing activities of $1.5 million for the three quarters ended September 25, 2022, an increase of $25.9 million or 1681.5%. This increase is primarily due to the refinancing of our long-term debt as described in Note 8. Debt, the payment of deferred financing costs of $3.6 million and payments made under the TRA of $0.8 million.

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

As of September 24, 2023, we had no of borrowings under the 2023 Revolver Facility, and letters of credit issued under the 2023 Revolver Facility totaled $4.3 million. As a result, as of September 24, 2023, the Company had $95.7 million available under the 2023 Revolver Facility. Subsequent to the quarter-end, on September 29, 2023 the Company borrowed $7.0 million under the 2023 Revolver Facility. As a result, as of September 29, 2023, the outstanding balance of the 2023 Revolver Facility upon borrowing is $7.0 million and $88.7 million is available to the Company under the 2023 Revolver Facility.

The 2023 Credit Agreement also includes certain financial covenants with respect to cash interest coverage and total net rent adjusted leverage. As of September 24, 2023, the Company was in compliance with all covenants in the 2023 Credit Agreement.

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

Portillo's Inc. Form 10-Q | 37

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

Portillo's Inc. Form 10-Q | 38

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 24, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Portillo's Inc. Form 10-Q | 39

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding certain legal proceedings to which the Company is a party are discussed in Note 14. Contingencies in the notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 25, 2022, except as updated in the Company's last Quarterly Report on Form 10-Q for the quarter ended June 25, 2023, and as set forth below.

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

Portillo's Inc. Form 10-Q | 40

Our business is subject to the risk of litigation by team members, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies, including us, have been subject to lawsuits alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters, and some restaurants have been subject to class action lawsuits in respect of such matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers and failure to pay for all hours worked. Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert time and money away from our operations and result in increases in our insurance premiums. In addition, they may generate negative publicity, which could reduce guest traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could have a material adverse effect on our business, financial condition and results of operations.

On April 13, 2023, certain of our team members at one of our commissaries voted in favor of being represented by a union. We filed objections to the election with the National Labor Relations Board on April 19th, asserting that the union and its agent's promises prevented a free and fair election. We have appealed to the NLRB Regional Director to set aside the election results. Although we have not received other petitions to unionize, it is possible that additional team members may choose to be represented by labor unions in the future. If a significant number of our team members were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could have a material adverse effect on our business, financial condition and results of operations. In addition, a labor dispute involving some or all our team members may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes could increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build-out costs for new restaurants in such markets could materially increase.

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Portillo's Inc. Form 10-Q | 41

Item 5. Other Information.
(c) Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements

During the quarter ended September 24, 2023, the following officers of the Company adopted a "Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K:

Name/ Title	Type of Plan	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold	Plan Description
Michael Osanloo, President/CEO and Director	10b5-1 Trading Plan	August 7, 2023	May 1, 2024	82,819	Sale of Shares
Derrick Pratt, Chief Operating Officer	10b5-1 Trading Plan	August 7, 2023	July 31, 2024	37,388	Sale of Shares
Nicholas Scarpino, SVP, Marketing and Off-Premise Dining	10b5-1 Trading Plan	August 7, 2023	June 6, 2024	96,722	Exercise of Options and Sale of Shares

No other director or officer of the Company adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K during this time.

Portillo's Inc. Form 10-Q | 42

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

Portillo's Inc. Form 10-Q | 43

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: November 2, 2023	By:	/s/ Michael Osanloo
Michael Osanloo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Portillo's Inc. Form 10-Q | 44