Form 10-K
period 2023-12-31
Portillo's Inc.
filed 2024-02-27
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐     Yes     ☒     No
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).
☐     Yes     ☐     No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐     Yes     ☒     No

The aggregate market value of the common stock held by non-affiliates of the registrant on June 23, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's Class A common stock as reported by The Nasdaq Stock Market on that date, was approximately $981,393,224. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 20, 2024, there were 55,649,664 shares of the registrant's Class A common stock, par value $0.01 per share, issued and outstanding.

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein, including, but not limited to: risks related to or arising from our organizational structure; risks of food-borne illness and food safety and other health concerns about our food; risks relating to the economy and financial markets, including inflation and fluctuating interest rates or other factors; the impact of unionization activities of our restaurant workers on our operations and profitability; the impact of recent bank failures on the marketplace, including the ability to access credit; risks associated with our reliance on certain information technology systems and potential failures or interruptions; privacy and cyber security risks related to our operations, including digital ordering and payment platforms for our delivery business; the impact of competition, including from our competitors in the restaurant industry or our own restaurants; the increasingly competitive labor market and our ability to attract and retain the best talent and qualified employees; the impact of federal, state or local government regulations relating to privacy, data protection, advertising and consumer protection, building and zoning requirements, costs or ability to open new restaurants, or sale of food and alcoholic beverage control regulations; our ability to achieve our growth strategy, such as the availability of suitable new restaurant sites in existing and new markets and the opening of new restaurants at the anticipated rate and on the anticipated timeline; increases in food and other operating costs, tariffs and import taxes, and supply shortages; and certain other risk factors identified in Part I, Item 1A of this Form 10-K.

All statements other than statements of historical fact are forward-looking statements. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business, and are based on currently known operating, financial and competitive information which are subject to various risks and uncertainties, so you should not place undue reliance on forward-looking statements. You may identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "outlook," "potential," "project," "projection," "plan," "intend," "seek," "may," "could," "would," "will," "should," "can," "likely," the negatives thereof and other similar expressions.

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

Portillo's Inc. Form 10-K | 1

PART I
ITEM 1.     BUSINESS

Portillo’s Inc. (the “Company") was incorporated as a Delaware corporation on June 8, 2021, in connection with our initial public offering in October 2021 ("IPO") and related reorganization transactions (collectively, the "Transactions”) in order to carry on the business of PHD Group Holdings LLC and its subsidiaries (“Portillo’s OpCo”). Following the consummation of the Transactions on October 20, 2021, the Company became the sole managing member of Portillo’s OpCo and now operates and controls all of the business and affairs of Portillo's OpCo. As a result, the Company consolidates the financial results of Portillo's OpCo and reports a non-controlling interest representing the economic interest in Portillo's OpCo held by the other members of Portillo's OpCo (the "pre-IPO LLC Members"). Unless the context otherwise requires, references to "we," "us," "our," "Portillo's," the "Company" and other similar references refer to Portillo's Inc. and its subsidiaries, including Portillo’s OpCo.

Overview of Portillo's

Portillo’s serves iconic Chicago street food in high-energy, multichannel restaurants designed to ignite the senses and create memorable dining experiences. Since our founding in 1963 in a small trailer that Dick Portillo called “The Dog House,” we have grown to become a treasured brand with a passionate (some might say obsessed) nationwide following. Our diverse menu features all-American favorites such as Chicago-style hot dogs and sausages, Italian beef sandwiches, char-grilled burgers, chopped salads, crinkle-cut fries, homemade chocolate cake and signature chocolate cake shake. We create a consumer experience like no other by combining the best attributes of fast-casual and quick-service concepts with an exciting energy-filled atmosphere in a restaurant model capable of generating tremendous volumes. Nearly all of our restaurants were built with double lane drive-thrus and have been thoughtfully designed with a layout that accommodates a variety of access modes including dine-in, carryout, delivery and catering to quickly and efficiently serve our guests. No matter how our guests order from us, our highly productive kitchens and team members consistently serve high-quality food and deliver a memorable guest experience. We believe the combination of our craveable food, multichannel sales model, dedication to operational excellence, and distinctive team member-driven culture gives us a competitive advantage. Our business, including many of the elements described below, is subject to certain risks that may materially and adversely affect our ability to achieve our desired outcomes. For a more in-depth discussion of such risks, see Item 1A, "Risk Factors."

As of December 31, 2023, we owned and operated 84 restaurants across 10 states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which we own 50% of the equity.

Our Story

We relish the opportunity to create lifelong memories by igniting the senses with unrivaled food and experiences.

An Iconic and Beloved Brand with Obsessed, Lifelong Fans. We capture the hearts, minds and stomachs of our guests with every meal. Our menu features something for everyone and appeals to a broad demographic, which enables our restaurants to thrive and generate strong and balanced volumes across multiple dayparts, weekdays and occasions. No matter the location, our fans are bun-believably obsessed! Guests cake shake their way in for our Chicago-style hot dogs, Italian beef sandwiches, char-grilled burgers, cheese fries, fresh salads and famous chocolate cake. Our new restaurant openings draw massive crowds of passionate fans with lines stretching around the block.

Energetic Restaurant Atmosphere that Engages the Senses. While our operating model is focused on getting delicious, made-to-order food to our guests quickly, our atmosphere makes the experience more than a delicious meal. When guests walk into a Portillo’s, they get an experience completely different than a typical chain restaurant visit. Our restaurants engage all the senses to create a fun, relaxed and memorable occasion.

Our dining areas evoke nostalgia and local influences. No two Portillo’s are alike. Each of our restaurants has its own themed décor, ranging from a 1930s prohibition motif to a 1950s diner to a 1960s flower-power bus, as well as a retro automotive garage theme. The period music ties to the theme, from ragtime to doo wop to disco. No detail is too small, be it lighting, signage or even the stars subtly sparkling on the ceiling. Each restaurant also draws design elements from the local community. The layouts create spaces comfortable for individual diners, families, large groups, and even wedding parties.

Beyond the space itself, the energy of a Portillo’s is unique. Our guests can see into our open kitchens, where their meals are prepared right before their eyes. The smells of burgers broiling, french fries frying, and beef simmering emanate from the kitchen. Each completed meal is announced with a fun rhyme (“Number two, we got you”; “Number seven, welcome to Portillo’s heaven”). But the most important element of the energy is the enthusiasm of the scores of guests who are all excited to be there and enjoying their Portillo’s. We want every guest that visits to leave with good memories, a satiated appetite and a desire to return.

Our Food

Our Menu. Our menu features unrivaled Chicago-style street food and all-American favorites — something for everyone! We're known for our famous Chicago-style hot dogs, Italian beef sandwiches, chopped salad, cheese fries, homemade chocolate cake, and chocolate cake shake. Our Italian beef is slow-roasted for four hours, thinly sliced, and served on freshly-baked French bread. Then, it's dipped in hot gravy made with our homemade blend of seasonings that we've been perfecting for 60 years. Our Chicago-style hot dogs feature mustard, relish, freshly chopped onion, sliced red-ripe tomatoes, a kosher pickle and sport peppers piled high onto a perfectly steamed poppy seed bun, all finished with a few shakes of savory celery salt. Guests also love our craveable crinkle-cut french fries which are cooked in beef tallow, resulting in a perfectly salted, crispy outside with a soft inside. Lastly, for those craving something sweet, our famous homemade fluffy chocolate cakes are baked with love each morning in every restaurant and generously iced with rich chocolate frosting.

Commitment to Quality. Our made-to-order food is prepared with fresh, high-quality ingredients, and our commitment to quality can be seen in every item on the menu. We have been perfecting our menu for 60 years, and we are constantly seeking ways to further enhance the quality and desirability of our offerings.

Menu Innovation. We intend to drive traffic through truly craveable foods that can be made with a Portillo’s spin. New menu items are introduced when we believe they will offer superior guest satisfaction and typically coincide with the removal of an existing menu item to ensure a manageable menu size, allowing our team members to maintain the operational efficiency that enables our high volumes and consistently high quality offerings. Recent examples of new menu items include our Spicy Chicken Sandwich featuring our proprietary spicy giardiniera sauce, launched in 2021, the Plant-based Garden Dog, launched in 2022, and our Rodeo Burger, launched in 2023, featuring our homemade barbecue sauce and premium bacon. The Rodeo Burger combines existing ingredients in a unique way, while highlighting our improved ingredients, such as bacon. We also offer seasonal shakes and specialty cakes to complement our existing menu.

In 2023, we opened our Innovation Center, a test kitchen that allows us to explore new menu items and refinements to our operational procedures. Our teams leverage this space to efficiently explore new opportunities as we continue to grow.

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

Carryout. Guests placing a carryout order can order at the restaurant, on our website, through our app, or through certain third-party platforms and walk into the restaurant to pick up their order at our dedicated pickup shelves.

Delivery. We have established partnerships with multiple third-party delivery providers.

Catering Offerings. Our catering offerings include buffet-style packages of our ready-to-eat favorites like Italian beef, sausages and meatballs, gourmet salads, pastas and whole cakes. We also sell “Take & Make” offerings – a series of catering items and packages designed for convenient, at-home preparation by our guests. For impromptu gatherings, we offer “Fast Packs,” which are convenient packages of our most popular menu items, prewrapped and ready to top, which can be prepared and delivered quickly. We have also added in-house delivery capability to fulfill catering orders through our team members.

Direct Shipping Offerings. Our direct shipping offerings include some of our most popular menu items, including Italian beef (8 sandwich or 20 sandwich pack), Chicago-style hot dogs (10 or 50 pack), sausages, chocolate cake and tamales.

Our Growth Strategies

Expand and Strengthen Our Restaurant Base. We are in the early stages of our nationwide growth plan, with 84 locations across ten states as of December 31, 2023, including C&O. Since 2015, we have opened new restaurants at a compounded annual growth rate of approximately 9.2%. In fiscal 2023, we opened 12 new restaurants. Over the long term, we aim to increase our number of restaurants by approximately 12% to 15% annually. Our near-term restaurant growth strategy is focused on leveraging our proven unit economic model primarily in markets outside
Chicagoland with favorable macro-economic tailwinds where we already have a presence. Particularly, our short-term focus is in the Sunbelt, with growth across markets in Arizona, Texas, and Florida. Simultaneously, we will continue to fill-in Chicagoland and adjacent markets as opportunities come available. Over the past year, our development function has made great strides in creating scalable, repeatable processes, giving us confidence as we grow nationally.

Based on a whitespace analysis prepared in partnership with a third-party vendor in 2023, we believe we have a substantial runway for growth with a long-term opportunity to grow to more than 900 restaurants domestically and are well-positioned for global growth in the future. Of the 900 domestic restaurants, we project 800 to be full-scale restaurants and 100 to be pick-up/walk-up models. We see these company-operated full-scale restaurants as our largest opportunity moving forward. At the same time, we continue to evaluate innovative operating models. On the heels of opening a second Portillo’s Pickup location, we will continue to analyze where these, and other operating models such as urban walk-ups, airports and campuses, fit within our growth trajectory to add sales, manage cannibalization, and provide additional pipeline growth.

We are continuously evaluating evolving consumer preferences and footprint optimization of our restaurants. In the past, our restaurants were over 10,000 square feet and had 105-foot production lines. Restaurants built in 2023 are approximately 7,700 square feet with a 65-foot production line. In the future, we are planning for restaurants generally in the range of 5,500 to 6,000 square feet with an approximate 47-foot production line. Overall, we are committed to improving the experience for our guests and team members. The evolution of our restaurants has come as a three-stage process. Stage One focuses on retrofitting our existing restaurant base. These retrofits involve adding a "Grab & Go" area, which includes desserts, bottled water and Portillo's retail merchandise. This area previously housed our salad-make line, but we merged our production lines, gaining efficiencies along the way. We also shifted our beverage stations to be self-serve for our guests. Stage Two is what we call "Kitchen '23" and is improving the efficiency in our new builds by reducing the square footage, reducing the length of the production line, lowering equipment costs and enhancing our off-premise area with drive thru doors. Stage Three is what we refer to as "Restaurant of the Future" which will bring the square footage down to 5,500 to 6,000 square feet and a 47-foot production line, all without compromising our ability to achieve our industry leading average unit volume ("AUV"). When we move to a box of this size, we will need less than our typically two-acre site to build, which will create more real estate possibilities. Further, these enhancements reduce conveyance and increase productivity.

Increase Our Same-Restaurant Sales. We aim to continue delivering an outstanding value proposition to our guests and enhance our guest experience to grow our volumes. We believe the following initiatives will drive same-restaurant sales growth.

•Deliver a Consistently Outstanding Guest Experience Across Order Channels. Portillo’s remains committed to offering industry-leading experiences across our traditional sales channels, while continuing to grow and innovate in growth sales channels. Dine-in provides the best Portillo’s experience, so we strive for our dine-in experience to represent the heart of Portillo’s and our company values of Family, Greatness, Energy, and Fun. In our drive-thru, we strive to maintain top performance in the industry across speed, service, and accuracy. In new markets, we show new guests the value and efficiency of our drive-thrus. In our sales channels of digital pickup, delivery, and catering we have made great strides operationally that will allow us to win additional market share.

•Protect our Incredible Value Proposition. Experience, service, and food quality define value in our brand, but maintaining a strong price point remains a high priority given how broadly we compete in the restaurant industry. Our teams consistently monitor price points across the many segments and occasions that are relevant to our guests. We will continue our price laggard strategy combined with a focus on operational excellence to succeed moving forward.

•Purposeful Menu Enhancements. We are constantly studying ways to further enhance our existing offerings while thoughtfully adding new high-quality items. We are also disciplined in maintaining the size of our menu, ensuring consistency in execution while maintaining the variety that helps drive our industry-leading volumes. For example, in 2023, we launched our Rodeo Burger, an item that combines existing ingredients in a unique way, enhanced the guest experience, and provided a benefit to average ticket price and profit margin. We believe this purposeful innovation drives increased guest frequency and reinforces the everyday value proposition that is key to our success. Moving forward, we will continue to consider menu enhancements to re-invigorate our core guests while drawing in new guests.

•Drive Brand Awareness and Trial Through Marketing. We believe the best way to market Portillo’s is to have people try our food. We drive awareness and trial through our grassroots local restaurant marketing team, by utilizing our Beef Bus food truck to promote new restaurants, and by producing creative and engaging marketing content. Our goal is to harness brand love and spread it far and wide. We do so by leaning on influencers and traditional media to spread our messages. We use a full suite of communication channels, such as email, X (formerly known as "Twitter"), Instagram, TikTok, Facebook, and other platforms to spread our message to different customer segments.
◦In 2023, we partnered with the town of Bacon, Indiana to launch our new Rodeo Burger. We invited digital content creators and traditional press to join us in Bacon for a “Bacon Rodeo,” featuring Bacon Burgers served out of our Beef Bus food truck. The local “Lick Creek Band” was on hand to perform and even performed a custom Portillo’s song to commemorate the event. This activity allowed us to produce several months’ worth of digital content, leading to a successful launch of our new burger.
◦In the fourth quarter of 2023, we debuted a new ad campaign in Chicagoland called, “Portillo’s. It always sounds good.” In addition to showing off our delicious food, the campaign incorporated sounds from within a Portillo’s restaurant – the sound of a saltshaker over our French fries, the crispy crunch of our onion rings, and the sound of our team members rhyming while handing out orders. The ad campaign consisted of commercials, billboards, and partnerships with several digital media outlets, such as Barstool Sports, to reach our guests across the Chicagoland. The campaign drove incremental traffic to our restaurants and our guests loved the creative ads.

Leverage Our Infrastructure to Drive Profitability. Our attractive business model generates strong operating margins and cash flow. We constantly focus on restaurant-level operations while ensuring that we do not sacrifice the quality and experience for which we are known. Our strong average unit volumes and operational focus allow us to manage variable costs and leverage fixed costs. We believe we will continue to grow revenue and system-wide profitability by executing our growth strategy and leveraging the experience of our existing general managers to drive successful and efficient new restaurant openings. Our investments to enhance and expand our multichannel capabilities and drive a frictionless guest order experience are also expected to further leverage our fixed costs. In addition, we have made and continue to make significant investments at the corporate level, such as the implementation of a new enterprise resource planning system, which we will leverage in the future.

Our Team – Human Capital Management

Our team member base, as of December 31, 2023, consisted of 8,180 team members. This included 190 Restaurant Support Center (“RSC”) team members, 439 restaurant managers, assistant general managers, and general managers, and 7,455 restaurant hourly team members in positions such as crew chief, training lead, food production and guest services. We also have 85 hourly team members, which also includes crew chiefs, and 11 managers and above at our commissaries. Our restaurant team members are not covered by any collective bargaining agreements. On April 13, 2023, certain of our team members at one of our commissaries voted in favor of being represented by a union. We filed objections to the election with the National Labor Relations Board ("NLRB") on April 19, 2023, asserting that the union and its agent's promises prevented a free and fair election. We have appealed to the NLRB to set aside the election results.

Our Board of Directors and Board committees provide oversight on certain human capital programs. The Compensation Committee, with input from management and an independent third-party compensation consultant, has responsibility for administering and approving compensation, including our incentive and equity-based plans for executive officers. We discuss talent and succession plans annually for key positions and levels including the executive team. We have implemented and are executing several initiatives to support our objectives to attract, develop and retain team members.

Values-Driven, People-Centered Culture. In 2023, Portillo’s was selected for the second year in a row by QSR Magazine as one of the Best Brands to Work For. We believe this reflects our conviction that our people are the Heart of Portillo’s. We attract, hire and develop great people who turn their obsession for our brand into a profession. Our team members are passionate about our food, love our guests, and call their teammates “family.” We are proud that Portillo's family is both diverse and inclusive. We strive to foster a sense of individuality, safety, support, belonging and fairness through inclusive practices in talent acquisition, talent management, total rewards and learning and development.

This people-centric culture is centered on working together to create a fun, energetic atmosphere while living our values:

Family
We work together to make everyone feel at home, and we step up when someone needs help.

Greatness
We are obsessed with being the best and work hard to continuously improve. Our greatness is rooted in Quality, Service, Attitude and Cleanliness (“QSAC”).

Energy
We move with urgency and passion, while maintaining attention to detail.

Fun
We entertain our guests, we connect authentically, and we make each other smile.

These values extend beyond our restaurants, to every Portillo's team member. Living these values reinforces the culture we’re proud to have built. It’s why we are passionate about attracting and selecting team members who are aligned with our purpose and values, as well as why we established an employee value proposition centered around culture. It’s also why our team members are our best ambassadors and why we’ve seen success with our referral program.

Leadership Development. We provide a full spectrum of resources, from skill building to leadership development, in the organization. Our philosophy is to develop people to be ready before a position is open, as opposed to waiting for a position to be open and then training them. We view this investment as fundamental to our growth, building a pipeline of leaders for our future.

We are committed to continuing education and providing ways for individuals to build their talents. Portillo’s has invested in LinkedIn Learning for all hourly Crew Chiefs, Restaurant Management, Commissary Crew Chiefs and RSC Team Members. This initiative allows us to give additional learning and development opportunities above and beyond job skills or initial leadership development. We have also partnered with Better Up Coaching to give our leaders feedback and opportunities for personal growth.

To ensure everyone has access to our leadership program, we continue to hold quarterly career interest days in all markets, where interested team members hear about opportunities within the Company and how to apply for development programs. The creation of a strong talent pipeline while retaining successful team members is a top priority. In 2023, we restructured our annual performance review process to reflect the importance of exhibiting seven leadership traits that we expect every leader to embody to be successful in our organization. Our growth, development, and retention strategies focus on these leadership traits to build skills to be used both professionally and personally. We work with team members and managers to build individual development plans with training and experiences, and we hold regularly scheduled development programs throughout the year for each level of leadership. Further, we hold bi-annual talent and succession planning summits to identify and support individuals with career pathing and development opportunities. We encourage team members to connect with one another in an informal mentoring program to build relationships and further create the sense of belonging.

Engagement & Experience. We aspire to provide an unrivaled experience for every team member during their journey with Portillo’s. Creating lifelong memories for our team members and guests is paramount to the overall experience. We believe in our team members having a voice to share their ideas, feedback and contribute to organizational success. We continue to partner with Gallup to implement our EverEngaged survey to gather, listen to and act on team member feedback. We conduct this survey annually to measure improvement and areas of focus. In 2023, our engagement score continued to improve with statistical significance while the restaurant industry remained flat. Our engagement results for multi-unit and general managers continue to be top quartile. Our team members reflected that they know what is expected of them at work and strongly agree they have what they need to do their jobs. These both are foundational to an individual’s engagement and success. In addition to the survey, we regularly hold roundtable discussions with team members and stay interviews with leaders to gain insights into ways we can cultivate an energizing, collaborative work environment. Additionally, we conduct an annual career aspiration survey for all RSC team members, crew chiefs, and field managers to understand their aspirations in development, career pathing, and what they need to succeed.

We have also prioritized a flexible work environment, addressing life-work flexibility and balance across our different workplaces. Our scheduling system allows hourly team members to align their work schedule with their personal schedule, as well as submit schedules, time-off requests and trade shifts. For our RSC team members, we provide a flexible work environment. Quarterly, we hold engagement-focused RSC culture weeks to bring the team together for connecting, recognition and development. In the spirit of continuing education, we also have a "no meeting" policy for Friday afternoons. Instead, our team members can use this time for professional development or focused work time. From Memorial Day through Labor Day, team members can also take this time for personal use and get an early start to the weekend.

Total Rewards. The physical, financial, and mental well-being of our team members remains our top priority, and we continue to invest in their success. We believe in a total rewards philosophy of providing top quartile pay in our restaurants, especially across our leadership positions. We remain focused on compensating our team members equally across gender and race/ethnicity.

This commitment is evidenced by our investment in our compensation packages and robust suite of benefit offerings. In 2023, we increased hourly pay across many of our geographies and for some of our restaurant management positions. Additionally, in 2023, we enhanced our benefits package by offering a variety of voluntary benefit options for team members to choose from including pet insurance, identity theft protection, critical illness coverage, and accident and hospital indemnity protection. These additional offerings allow our team members the flexibility to customize their coverages to best fit their needs. We also enhanced our dental plan offerings and expanded access to additional medical plans for our restaurant team members. To prioritize overall well-being, we also continue to enhance our wellness platform to provide fitness and other programs that promote wellness of the whole individual. In 2023, we also made enhancements to our paid leave policy.

We believe all of our team members should act like owners of the Company, and we are committed to providing all team members with an ownership opportunity through our Employee Stock Purchase Plan ("ESPP"), internally referred to as "Beef Stock." Eligible employees can contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions, subject to an annual maximum dollar amount. In 2023, we issued 29,808 shares (net of shares withheld for taxes) under the ESPP. In addition to our Beef Stock program, all restaurant team members who are newly hired as or promoted to General Manager become eligible for our long-term equity incentive plan. In 2023, many of our leaders received annual grants providing our team with opportunities to own shares, which we believe supports retention of key team members.

Diversity, Equity, Inclusion and Belonging. At Portillo’s, we embrace Diversity, Equity, Inclusion and Belonging ("DEIB") through our core values of Family, Greatness, Energy and Fun. These values are ingrained in everything we do as a company, and they guide how we support our Portillo's family.

We launched our DEIB initiative, which is sponsored by two members from our executive leadership team and one sponsor from our Board of Directors. It is then guided by a DEIB Advisory Group, which reviews programs ideated by our 10-member DEIB committee. This cross-company working group is building the framework for programs that support a diverse workforce. This includes increased awareness and education of our team members. We've also expanded our recruiting efforts to encourage members of underserved communities, such as military veterans, to join the Portillo's family.

Heart of Portillo's Foundation. We care deeply about our people and believe that by taking care of our team members, they will in turn take care of our guests. In 2023, the “Heart of Portillo’s Fund,” an IRC section 501(c)(3) charitable fund raised over $300,000 to provide emergency assistance to team members. In 2023, the fund awarded over 60 grants and has provided support to team members for expenses following illness or injury, the unexpected death of a family member and other financial hardships.

Our Sourcing and Supply Chain

We are committed to maintaining our high-quality food standards through fresh ingredients that meet our stringent specifications. We partner with a variety of companies that are similarly focused on producing and providing high quality products.

Our supply chain approach is based on alignment with key strategic partners that are identified through a comprehensive evaluation process to ensure our standards and expectations are met on a continual basis. This approach affords our organization the opportunity for real-time performance assessments to identify any potential gaps and implement corrective measures where required.

Robust contingency plans are reviewed and updated on a regular basis to provide a reliable supply of products and services to our business. As part of our risk assessment strategy, the supply chain team identifies areas critical to supporting the restaurants and executes any necessary adjustments or alternate programs.

Suppliers and distribution partners are managed under both a code of conduct and a pricing protocol that provides transparent insight to costing mechanisms. In addition, we engage directly with manufacturers to ensure compliance with negotiated contract pricing and requisite volume expectations.

Distribution. Our distribution network is comprised of several independently operated partners aligned under the UniPro umbrella, the largest food service distribution cooperative in the United States. This strategy affords us the opportunity to align with right-sized organizations that are dedicated to us which allows us to leverage volume and scale for a competitive advantage and exceptional customer service.

Commissaries. We operate two commissaries to supply our network of restaurants with our signature beef, peppers and gravy for our Italian beef sandwiches and ensure product consistency and quality. These ingredients are shipped to our restaurants where our team members will finish the preparation in our kitchens to serve our guests.

Quality Systems. Quality and food safety are paramount to protecting our brand and are treated with the utmost priority. Our supplier and distribution partners participate in third-party audits to ensure all applicable quality system expectations are being met. Our restaurant locations are audited for food safety and quality compliance through a combination of third-party organizations and the Portillo's managed quality and food systems team. Our commissaries also undergo food safety and quality audits on a regular basis.

While we are actively working to mitigate any effects of supply chain constraints, such constraints could result in higher food and beverage cost associated with general increases in input price levels as well as increased product substitutions and elevated freight costs.

Our Competition

The restaurant industry is highly competitive and fragmented. We compete primarily with quick service and fast casual concepts, and to a lesser extent, full-service restaurants. The number, size and strength of competitors vary by region. Our competition in these segments includes a variety of small locally owned restaurants, medium-sized regional restaurant concepts, and larger national restaurant concepts that provide some combination of dine-in, carry-out, drive-thru and delivery services to their guests. We believe competition with these restaurants is based primarily on quality and innovation in the food products offered, price and perceived value, quality of service experience (including technological and other innovations), speed of service, personnel, advertising and other marketing efforts, brand identification, restaurant location, and image and attractiveness of the restaurants.

The restaurant industry is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power. We compete within each market with national and regional chains and locally-owned restaurants for guests, management and hourly personnel and suitable real estate sites. In addition, expanding product offerings at fast casual and quick-service restaurants and the convenience of home delivery services, together with negative economic conditions, could cause consumers to choose less expensive alternatives or reduce the frequency of their restaurant visits. We expect intense competition to continue in all of these areas.

Our Intellectual Property

Our intellectual property includes our trademarks and service marks registered with the United States Patent and Trademark Office (including Portillo’s ® and other names used by our restaurants), the trade dress of our restaurants, our websites and domain names (including our website at portillos.com and other websites and domain names used by our restaurants) and other unregistered intellectual property. We take steps to enforce and maintain our intellectual property, but infringement, validity challenges and other risks may adversely affect or even eliminate our intellectual property.

Governmental Regulation and Environmental Matters

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

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal, state and local laws governing such matters as minimum wages, exempt versus non-exempt, overtime, unemployment tax rates, paid leave, workers’ compensation rates, citizenship requirements and other working conditions. Our team members are typically paid more than the applicable minimum wage in the area where they work, and increases in federal or state minimum wages or unemployment benefits may result in increases in the wage rates paid. We are also subject to the Americans with Disabilities Act (the “ADA”), which prohibits discrimination on the basis of disability in public accommodations and employment, which may require us to design or modify our restaurants to make reasonable accommodations for disabled persons.

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

Secondary Offerings

In the first quarter of 2023, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $21.05 per share. On April 5, 2023, the Underwriter exercised its overallotment option in part, to purchase an additional 620,493 shares of the Company's Class A common stock at an offering price of $21.05 per share (collectively the "Q1 2023 Secondary Offering and
Overallotment Option"). We used all of the net proceeds from the Q1 2023 Secondary Offering and Overallotment Option to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the entities treated as corporations for U.S. tax purposes that held LLC Units prior to the Transactions ("Blocker Companies") at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. The proceeds from the Q1 2023 Secondary Offering and Overallotment Option were used to (i) purchase 2,269,776 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 6,350,717 LLC Units held by the pre-IPO LLC Members. In connection with the redemption, 6,350,717 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 6,350,717 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

As of December 31, 2023, the Company owned 76.1% of Portillo's OpCo and the pre-IPO LLC Members owned the remaining 23.9% of Portillo's OpCo.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by subscribing to email alerts. We also make certain corporate governance documents available on our investor relations website, including our corporate governance guidelines, board committee charters, and code of business conduct. Our code of business conduct applies to all team members, officers and directors. Any future amendments or waivers from our code of business conduct for our principal executive officer, principal financial officers, principal accounting officer or controller, or persons performing similar functions will be disclosed on our website promptly following the date of such amendment or waiver.

The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A.     RISK FACTORS

You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our Class A common stock. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business.

Risks Related to Our Business, Industry and Growth Strategies

We are vulnerable to changes in economic conditions, increases in food and commodity costs and consumer preferences.

Like other companies in the restaurant industry, we are subject to volatility in food and commodity costs and availability that may be outside of our control, including general economic conditions, inflation, labor shortages, seasonal fluctuations, weather and climate conditions, energy costs, global demand, trade protections and subsidies, food safety issues, infectious diseases, possible terrorist activity, cyberattacks, transportation issues, currency fluctuations, product recalls, and government regulatory schemes.

Portillo's Inc. Form 10-K | 2

This has affected our profitability and reputation in the past and could do so in the future. While a portion of our commodities are subject to contract pricing, as our contracts expire we may unable to successfully (re)negotiate terms that protect us from inflation or the portion not covered by pricing might increase unexpectedly, creating unplanned price inflation. We experienced 5.5% and 15.2% commodity price inflation for the years ended December 31, 2023 and December 25, 2022, respectively.

If the cost of our ingredients increase, we may suspend or permanently discontinue certain menu items rather than pay the increased cost for the ingredients. These changes to our menu could negatively impact our restaurant traffic and operational results during the shortage and thereafter. Additionally, we may be unable to offset a portion or even all of a future cost increase through menu price increases. Competitive conditions may limit our menu pricing flexibility and implementing menu price increases may change our guests’ visit frequencies or purchasing patterns. Our industry depends on consumer discretionary spending and is affected by changes in consumer tastes, and macro- and micro-economic conditions (including economic downturns, inflation or increased food or energy costs). Factors such as traffic patterns, weather, fuel prices, local demographics, local regulations and the competitive landscape may adversely affect the performances of our individual locations.

Our restaurants are primarily located in high-activity trade areas that often contain retail, lifestyle, and entertainment centers. We depend on high visitor rates in these trade areas to attract guests to our restaurants. A decline in traffic at these locations for a sustained period could have a material adverse effect on our business, financial condition and results of operations (collectively, "our Results").

We may fail to open new restaurants or establish new markets or our new restaurants may not perform as well as anticipated, may not be profitable, or may close.

Opening and profitably operating new restaurants in existing and new markets is key to our growth. Over the long term, we aim to increase our number of restaurants by approximately 12% to 15% annually. We may struggle to identify target markets, we may not be able to open our planned new restaurants within budget or on a timely basis, and our new restaurants may not perform as well as anticipated. New restaurant success is affected by several factors, many of which are beyond our control, including our ability to secure enough appropriate and attractive sites, and complete construction in a timely and cost-efficient manner.

We may open restaurants in geographic markets where we have little or no prior operating experience. Moreover, consumer recognition of our brand has been important to the success of our existing restaurants, and our concept may have limited appeal in new markets. Restaurants in new markets may take longer to reach expected sales and profit and may have higher construction, occupancy and operating costs than existing restaurants. New restaurants in or near markets with existing restaurants could have a material adverse effect on sales at these existing restaurants. Failure on our part to recognize or respond to these challenges may adversely affect the success of new restaurants and could have a material adverse effect on our Results.

Some of our restaurants have higher-than-normal sales volumes during the initial startup period, and our Restaurant-Level Adjusted EBITDA Margins are generally lower in the first 12 months of operation. In new markets, the period before average sales stabilize is less predictable because of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our AUV and same-restaurant sales may not increase at the rates our existing restaurants have achieved over the past several years. Our ability to operate new restaurants profitably and increase AUV and same-restaurant sales will depend on many factors, some of which are beyond our control.

We employ operating and financial targets, but new restaurants may not meet these targets or may take longer than anticipated to do so. If our new restaurants do not perform as planned, it could have a material adverse effect on our Results.

Further, our existing restaurant management systems, financial and management controls and information systems (collectively, our “Infrastructure”) may be inadequate to support our planned expansion. We may not enhance our Infrastructure quickly enough or effectively hire, train and retain team members, which could have a material adverse effect on our Results. If we experience a decline in financial performance, we may limit, delay or discontinue restaurant openings, or we may decide to close unprofitable restaurants.

Our growth plans and ongoing capital expenditure ("capex") needs require us to spend capital, which may not be readily available.

Our growth strategy depends on opening new restaurants using cash flows from operations. However, these cash flows may be insufficient to meet our needs. If cash is allocated ineffectively among our projects, or if any initiatives are unsuccessful, we may experience reduced profitability and we may need to delay, limit or eliminate planned restaurant openings, which could have a material adverse effect on our Results.

As our restaurants mature, they require capital expenditures to remain competitive and maintain our brand standard. If we cannot fund capital expenditures using cash flows from operations, funds will need to be borrowed or otherwise obtained or capex investments will be delayed or eliminated, which could make those restaurants less attractive to guests and materially, adversely affect the business.

Portillo's Inc. Form 10-K | 3

Our same-restaurant sales may be lower than we expect in future periods.

Same-restaurant sales continue to be critical to profitability because their profit margin is generally higher than the profit margin on new restaurant sales. Initiatives to grow same restaurant sales may be unsuccessful, we may miss our targets, or same-restaurant sales could decrease. Any such events could have a material adverse effect on our Results.

Our marketing programs and any limited time or seasonal offerings may be unsuccessful and could fail to meet expectations, and our new menu items, advertising campaigns, heavy reliance on social media and restaurant designs and remodels may not generate increased sales or profits.

We incur costs and expend other resources on marketing efforts for new and seasonal menu items, advertising campaigns, and restaurant designs and remodels to raise brand awareness and attract and retain guests. As our restaurant count increases and we expand into new markets, we expect to increase our marketing investment. If these initiatives are unsuccessful, we may incur expenses without the benefit of higher revenues, which could have a material adverse effect on our Results.

Our marketing efforts rely heavily on the use of social media. Many of our competitors are expanding their use of social media, and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. We must continuously evolve our social media strategies to maintain customer mindshare and brand relevance, particularly given the rise in digital focus among customers. We also invest in other marketing initiatives across digital channels and build customer awareness of, engagement with, and loyalty to our brand. These initiatives may not be successful, resulting in expenses incurred without higher sales or increased brand recognition.

Laws and regulations governing the use of these platforms and devices continue to evolve. The failure by us or our agents to abide by applicable laws and regulations could subject us to investigations, lawsuits, liability, fines or other penalties and have a material adverse effect on our Results. An increase in the use of social media for product promotion and marketing may increase our costs, including those related to compliance, and increase the risk that such materials could contain problematic product or marketing claims or violate applicable regulations.

Incidents involving food-borne illness and food safety could have an adverse effect.

Food safety is a top priority and we dedicate substantial resources to help ensure that our guests enjoy safe, quality food products. However, food-borne illnesses and other food safety issues have occurred in the past and could occur in the future. Incidents or reports of food-borne or water-borne illness or other food safety issues, food contamination or tampering, team member hygiene and cleanliness failures, improper team member conduct, or guests spreading illness while at our restaurants could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation and could have a material adverse effect on our Results.

We cannot guarantee that our food safety controls, procedures and training will be fully effective in preventing all food safety and public health issues at our restaurants. There is no guarantee that our restaurant locations will maintain the high levels of internal controls and training we require. Some food-borne illness incidents could be caused by third-party food suppliers or delivery services or during guest takeout or catered events. The risk may affect multiple restaurant locations. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, any of which could give rise to retroactive claims or allegations. One or more food safety instances in one of our restaurants could negatively affect sales at nearby or even all our restaurants, especially if highly publicized.

Other restaurant chains have experienced incidents related to food-borne illness incidents that have had material adverse impacts on their operations, and it’s possible we could suffer a similar impact if a similar incident occurred at one of our restaurants. Additionally, even if food-borne illnesses were not identified at our restaurants, our restaurant sales could be adversely affected if instances of food-borne illnesses at other restaurant chains were highly publicized.

We face significant competition for guests, and our inability to compete effectively may affect our traffic, our sales and our operating profit margins, which could have a material adverse effect on our Results.

The restaurant industry is intensely competitive. We compete directly and indirectly with national, regional and local limited-service (e.g., quick service or fast casual) and full-service restaurants on food quality, brand recognition, service, price and value, convenience, design and location. Some competitors have significantly greater financial, marketing, personnel and other resources, and many are well-established in our target markets. Many of our competitors have greater name recognition locally, regionally, or nationally in these target markets.

Our continued success also depends on the popularity of our menu and guest experience. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number, and location of competing restaurants often affect restaurant performance, and our competitors may react more

Portillo's Inc. Form 10-K | 4

effectively to changes. In the past, some of our competitors have implemented promotional programs that provide price discounts or reward programs, and they may continue to do so in the future. If we cannot compete effectively, our traffic, restaurant sales and restaurant operating profit margins could decline, which could have a material adverse effect on our Results. Should our competitors increase spending on marketing and other initiatives or our marketing expenditures decrease, or our advertising, promotions, and restaurant designs and locations be less effective than our competitors, it could have a material adverse effect on our Results.

Our restaurant base is geographically concentrated in the Midwestern United States, and we could be negatively affected by conditions specific to that region.

Our restaurants in the Midwestern United States represented approximately 77% of our restaurants as of December 31, 2023. Our restaurants in the Chicagoland area represented approximately 49% of our restaurants as of December 31, 2023. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Midwestern United States have had, and may continue to have, material adverse effects on our Results. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by conditions in this geographic area compared to other chain restaurants with a more distributed national footprint.

Our competitors could open additional restaurants in the Midwestern United States, which could result in reduced market share for us in this key geographic region, which could have a material adverse effect on our Results.

Damage to our reputation and negative publicity could have a material adverse effect on our Results.

Our reputation and the perception of our brand are critical to our success. Any incident that erodes our consumer loyalty could significantly damage our business. We may be adversely affected by negative publicity relating to food quality, the safety, sanitation and welfare of our restaurant facilities, guest complaints or litigation, health inspection scores, integrity of our suppliers’ food processing and other policies, practices and procedures, team member relationships and welfare or other matters at one or more of our restaurants. Furthermore, similar negative publicity or occurrences with respect to other restaurants could also decrease our guest traffic and have a similar material adverse effect on our business. In addition, the volume of restaurant commentary has increased dramatically with the proliferation of social media platforms. Negative publicity may adversely affect us or some or all of our restaurants, regardless of whether allegations are valid, and we may not be able to respond effectively. For example, we, or other restaurant companies generally, have and could again come under criticism from animal rights and welfare activists for our business practices or those of our suppliers. Such criticisms could impair our brand, our restaurant sales, our hiring, and our expansion plans. If we changed our practices because of concerns about animal welfare, or in response to such criticisms, our costs might increase, or we may have to change our suppliers or our menu. A similar risk exists with respect to food service businesses unrelated to us if customers mistakenly associate such unrelated businesses with our operations. Team member claims against us based on, among other things, alleged wage and hour violations, discrimination, harassment or wrongful termination may create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources from more productive initiatives. A significant increase in the number of these claims or an increase in the number of successful claims could have a material adverse effect on our Results.

The digital and delivery business, and expansion thereof, is uncertain and subject to risk.

We believe digital investments to be a critical differentiator for our business, driving greater and more frequent engagement with new and existing customers. As the digital space continues to evolve, our technology must also evolve to stay competitive. If we do not maintain and innovate competitive digital systems, our digital business and sales may be adversely affected as we lose guests to competitors. We rely on third-parties for our ordering and payment platforms. Services performed by these third-parties have been, and could be in the future, damaged or interrupted by technological issues or cyberattacks, which could negatively impact our sales and harm our reputation.

As availability of food delivery services increase, we understand the importance of meeting our guests’ needs. We have invested in marketing to promote our delivery partnerships, which could negatively impact our profitability if that channel does not continue to expand. We rely on third-parties to fulfill delivery orders in a timely and professional fashion. If these third-party delivery companies cease doing business with us, do not continue their relationship with us on favorable terms, or cannot make their scheduled deliveries (including a shortage of drivers), it may have a negative impact on our sales or revenue. Errors in providing adequate delivery services may result in guest dissatisfaction, which could also result in guest attrition, loss in sales and damage to our brand image. Additionally, as with any third-party handling food, such delivery services increase the risk of food tampering while in transit. We developed sealed packaging to provide some deterrence against such potential food tampering, but some risk remains.

Third-party food delivery services are competitive. If our delivery partners fail to effectively compete with other third-party delivery providers, our delivery business may suffer, resulting in a loss of sales. If any third-party delivery provider we partner with experiences damage to their brand image, we may also see ramifications due to our partnership with them.

Portillo's Inc. Form 10-K | 5

We have a limited number of suppliers and distributors for certain key ingredients. If our suppliers or distributors do not fulfill their contractual obligations, we could encounter supply shortages and incur higher costs.

Due to the concentration of our suppliers and distributors (“our vendors”), the cancellation, disruption, delay or inability of these suppliers to deliver these products to our restaurants for any reason may materially and adversely affect our operations until we establish an alternative.

We do not control our vendors’ operations and our efforts to monitor their performance may be unsuccessful. If our vendors fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and we may not be able to engage replacement suppliers on commercially reasonable terms or a timely basis, if at all.

If our vendors do not fulfill their contractual obligations or we cannot identify alternative sources, we could encounter supply shortages and incur higher costs, which could have a material adverse effect on our results of operations. We have developed contingency plans to mitigate risks related to secondary supply, floor stocking arrangements, product diversification and inventory management, but there can be no assurance that we can obtain commercially reasonable terms or alternative product of equivalent quality.

Any prolonged disruption in the operations of our two commissaries could harm our business.

We currently operate two commissaries in Illinois, which produce all the Italian beef, gravy and sweet peppers used in our restaurants. While we plan to continue investing in additional supply chain capacity in the future, as necessary, any prolonged disruption in the operations of any of our existing facilities, whether due to technical, operational or labor difficulties, product contamination, destruction or damage to the facility, limited capacity or other reasons, could adversely affect our Results.

We depend on our executive officers and certain other key team members, the loss of whom could have a material adverse effect on our business.

We rely upon the accumulated knowledge, skills and experience of our executive officers and certain other key team members. Our chief executive officer has been with us for more than five years and our executive officers have numerous years of experience in the food service industry. The loss of any of our executive officers could have a material adverse effect on our Results, as we may be unable to find suitable replacements on a timely basis, without incurring increased costs, or at all. There is a high level of competition for experienced, successful executive personnel in our industry. Our inability to meet our executive staffing requirements could have a material adverse effect on our Results.

Failure to maintain our corporate culture as we grow could have a material adverse effect on our business.

We believe that our corporate culture and values have been a critical component to our success. We have made substantial investments in our team. As we continue to grow, it may be difficult to maintain the innovation, teamwork, passion and focus on execution that are important to our culture. Any failure to preserve our culture could negatively impact our operations, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we cannot maintain our corporate culture as we grow, it could have a material adverse effect on our Results.

Matters relating to employment and labor law could have a material adverse effect, result in litigation or union activities, add significant costs and divert management attention.

Various federal and state labor laws govern our relationships with our team members and affect our operating costs, including the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of federal, state and local laws that govern employment law matters like employee classifications, unemployment tax rates, workers’ compensation rates, family leave, working conditions, safety standards, immigration status, payroll taxes, discrimination, and citizenship requirements. In addition, under the U.S. Patient Protection and Affordable Care Act (“ACA”), we must provide affordable coverage, as defined in ACA, to eligible team members, or make a payment per team member based on ACA's affordability criteria. Additionally, some state and local laws mandate certain levels of health benefits by some employers. Significant additional government regulations and new laws, including mandated increases in minimum wages, changes in exempt and non-exempt status, paid leave, or increased mandated benefits such as health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in federal or state workplace regulations could adversely affect our ability to meet our financial targets.

Federal law requires that we verify that our team members have the proper documentation and authorization to work in the U.S. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our team members may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility, in Arizona and Florida, which are the only states in which we operate where participation is required.

Portillo's Inc. Form 10-K | 6

However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and we may be subject to fines or penalties if any of our workers are found to be unauthorized. Termination of a significant number of team members who lack work authorization may disrupt our operations, cause temporary increases in our labor costs as we train new team members and result in adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. As a result of such events, we could experience adverse publicity that may negatively impact our brand and may make it more difficult to hire and keep qualified team members. These factors could materially adversely affect our Results.

Our business is subject to the risk of litigation by team members, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies, including us, have been subject to lawsuits, including class actions, alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters. Some lawsuits have resulted in substantial damage awards. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers and failure to pay for all hours worked. Whether or not claims against us are valid or whether we are found liable, claims may be expensive to defend and may divert time and money away from our operations and result in increases in our insurance premiums. In addition, they may generate negative publicity, which could reduce guest traffic and sales. Although we believe we maintain adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover all potential liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage or any adverse publicity resulting from claims could have a material adverse effect on our Results.

On April 13, 2023, certain of our team members at one of our commissaries voted in favor of being represented by a union. We filed objections to the election with the National Labor Relations Board on April 19th, 2023, asserting that the union and its agent's promises prevented a free and fair election. We have appealed to the NLRB to set aside the election results. Although we have not received other petitions to unionize, it is possible that additional team members may choose to be represented by labor unions in the future. If a significant number of our team members were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could have a material adverse effect on our Results. In addition, a labor dispute involving some or all our team members may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes could increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build-out costs for new restaurants in such markets could materially increase.

Labor quality, labor shortages or increased labor costs could have a material adverse effect on our Results.

Our success depends upon our ability to attract, motivate and retain enough qualified team members to meet the needs of our new and existing restaurants. Competition for qualified team members in some areas could require higher wages and greater benefits. Our team members are typically paid more than the applicable minimum wage where they work. Increases in federal or state minimum wages, unemployment benefits, higher team member-turnover rates, unionization of restaurant workers, or increases in the federally-mandated or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance) may also increase wage rates. We invest significant time and money in the qualification and training of our personnel, so failure to retain team members will increase costs without improving Results. Inability to recruit or retain team members could also delay new restaurant openings, could adversely impact existing restaurants, or result in higher team member turnover in existing restaurants, increasing our labor costs and adversely affecting our Results.

We may be unable to increase our menu prices in order to pass future increased labor costs on to our guests, in which case our operating margins would be negatively affected. If we increase menu prices to cover increased labor costs, the higher prices could adversely affect demand for our menu items, resulting in lower sales.

We are exposed to risks associated with leasing property including long-term, non-cancelable leases and potential inability to renew expiring leases.

Many of our restaurant leases are non-cancelable with initial terms of 10 to 20 years and typically provide for renewal options in five-year increments. Generally, our leases also require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges and may include rent escalations. If we close a restaurant, our lease obligations may remain, requiring, among other things, payment of the rent and other costs through the lease term. In addition, as leases expire for restaurants that we continue to operate, we may be unable to negotiate renewals on commercially acceptable terms or at all. As a result, we may close or relocate the restaurant, resulting in unanticipated construction costs, the delay or failure by the landlord to timely deliver the new restaurant location to us, and unfavorable commercial, residential or infrastructure development near our new restaurant location, among other costs and risks. Revenues and profit, if any, generated at a relocated restaurant may not equal those generated at the existing restaurant.

Portillo's Inc. Form 10-K | 7

Our business is subject to risks related to our sale of alcoholic beverages.

We serve alcoholic beverages at most of our restaurants and we may expand service to additional restaurants in the future. Alcoholic beverage control regulations generally require our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for an annual license that may be revoked or suspended for cause at any time. Alcoholic beverage control regulations impact many parts of restaurant operations, including minimum age of team members, advertising, trade practices, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages and training. Failure to comply with these regulations and obtain or retain licenses could have a material adverse effect on our Results.

We are also subject to “dram shop” statutes in certain states, which provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance; however, litigation against restaurant chains has resulted in significant judgments and settlements under these statutes. These cases often seek punitive damages, which may not be covered by insurance, and such litigation could have a material effect on our Results. Regardless of whether any claims against us are valid or whether we are found liable, claims may be expensive to defend and may divert time and money away from operations, hurting our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our Results.

An impairment in the carrying value of our goodwill, indefinite-lived intangible assets or long-lived assets could have a material adverse effect on our business.

As of December 31, 2023, we had approximately $394.3 million of goodwill and $252.8 million of intangible assets, primarily related to the purchase price allocation performed in connection with the Berkshire Acquisition. We test goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that impairment may have occurred. If the book value of goodwill or other indefinite-lived intangible assets is impaired, such impairment would be charged to earnings in the period of impairment. We cannot accurately predict the amount and timing of any impairment. Should the value of goodwill or other indefinite-lived intangible assets become impaired in the future, such impairment could have a material adverse effect on our Results. See Note 6. Goodwill & Intangible Assets in the notes to the consolidated financial statements for additional information.

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

Our restaurant support center, restaurants, and their respective facilities, as well as certain of our vendors and customers, are located in areas that have been and could be subject to natural disasters such as floods, drought, hurricanes, tornadoes, fires or earthquakes. Because our restaurants are concentrated in the Midwestern United States and parts of the “Sunbelt,” adverse weather conditions or changes in weather patterns, including those that may result in electrical and technological failures, may disrupt our business and may adversely affect our sales and operations. Such events could result in physical damage to one or more restaurants, the temporary closure of some or all of our restaurants or our vendors, a workforce shortage, supply chain disruption, or disruption of our technology support or information systems, all of which would increase our costs and disrupt our business. Pandemics, political or social unrest, and acts of war or terrorism in the past, and could in the future, have negative effects on our Results. The events described herein also could have indirect consequences like increased insurance costs if they result in significant loss of property or other insurable damage. Any of these factors, or any combination thereof, could have a material adverse effect on our Results.

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation, and adversely impact our Results.

Investors, environmental activists, the media and governmental and nongovernmental organizations remain focused on a variety of environmental, social and other sustainability matters, including energy, water, and food and packaging waste management, food safety, nutritional content, labor practices and supply chain and management food sourcing. We have experienced and may continue to experience pressure to make sustainability-related commitments. If we are not effective in addressing environmental, social and other sustainability matters affecting our industry, or setting and meeting relevant sustainability goals, our brand image may suffer. In addition, we may experience increased costs to achieve our sustainability goals, which could have a material adverse impact on our Results. We may also experience backlash from individuals, organizations and investors who do not support such initiatives.

Portillo's Inc. Form 10-K | 8

Risks Related to Our Indebtedness

Our level of indebtedness could have a material adverse effect on our business and limit our ability to plan for or respond to changes in our business.

Our indebtedness could have significant effects on our business, such as (i) requiring us to dedicate a substantial portion of our cash flow to repay borrowings, reducing cash flow available to fund working capital, capital expenditures, acquisitions, our growth strategy and other general corporate purposes; (ii) limiting our ability to finance capital expenditures, acquisitions, debt service requirements, our growth strategy and other projects; (iii) limiting our ability to make investments, including acquisitions, loans and advances, and to sell, transfer or otherwise dispose of assets; (iv) making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions; (v) placing us at a disadvantage compared with our competitors that have less debt; and (vi) exposing us to risks inherent in interest rate fluctuations, including higher interest rate expense, because our borrowings are at variable interest rates.

We may not generate sufficient cash flow to repay our indebtedness when due and meet our other cash needs. If this occurs, we may be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our Results. If we are unable to pay our debts on time, credit ratings agencies may downgrade our credit rating, which may make it more difficult or expensive to refinance our existing debt or to obtain additional debt or equity financings in the future.

Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy certain financial covenants that apply under our credit agreements and we cannot guarantee that our lenders will waive any failure to satisfy such financial covenants.

Risks Related to Our Organizational Structure

The interests of Berkshire may conflict with our interests or the interests of the holders of our Class A common stock in the future.

Berkshire Private Equity continues to own a significant percentage of our common stock. Berkshire engages in a range of investing activities, including investments in restaurants and other consumer-related companies. In the ordinary course of its business activities, Berkshire may engage in activities where its interests' conflict with our interests or those of our shareholders. Our amended and restated certificate of incorporation provides that our directors and shareholders, including Berkshire, do not have any obligation to offer us an opportunity to participate in business opportunities presented to them even if the opportunity is one that we might reasonably have pursued (and therefore may be free to compete with us in the same business or similar businesses) and that, to the extent permitted by law, such directors and shareholders will not be liable to us or our shareholders for breach of any duty by reason of any such activities. Accordingly, the interests of Berkshire may supersede ours, causing them or their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of Berkshire and inaction on our part could have a material adverse effect on our Results. In addition, Berkshire may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in us, even though such transactions might involve risks to us, such as debt-financed acquisitions.

Delaware law and our organizational documents, as well as our existing and future debt agreements, may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

Certain anti-takeover provisions of Delaware law and certain provisions of our current certificate of incorporation and bylaws may make it more difficult for a third-party to acquire control of us, even if a change of control would benefit shareholders. Among other things, these provisions: (i) do not permit cumulative voting for directors; (ii) delegate the sole power of a majority of the Board to fix the number of directors; (iii) provide the power of our Board to fill any vacancy on our Board, regardless of the cause of such vacancy; (iv) authorize the issuance of “blank check” preferred stock without shareholder approval; (v) eliminate the ability of shareholders to call special meetings; (vi) establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by shareholders at shareholder meetings; and (vii) limit use of shareholders' written consent.

Our credit facilities impose, and we anticipate future facilities may impose, limitations on our ability to enter into change of control transactions, the occurrence of which could constitute an event of default. The foregoing factors, as well as the significant common stock ownership by Berkshire, could make acquisition of our Class A common stock less desirable, which, under certain circumstances, could reduce its market value.

Portillo's Inc. Form 10-K | 9

We are a holding company and our principal asset is our ownership of LLC Units in Portillo’s OpCo. Accordingly, we are dependent upon distributions from Portillo’s OpCo to pay dividends, if any, and taxes, make payments under the Tax Receivable Agreement and pay other expenses.

We are a holding company whose principal asset is Portillo’s OpCo LLC Units. We have no independent means of generating revenue. Portillo’s OpCo is, and will continue to be, treated as a partnership for U.S. federal and applicable state and local income tax purposes and, as such, will generally not be subject to applicable federal, state, and local income taxes. Portillo’s OpCo’s taxable income will be allocated to holders of LLC Units, including us. Accordingly, we will incur income taxes on our allocable share of any taxable income of Portillo's OpCo. We will also incur expenses related to our operations, and will have payment obligations under the Tax Receivable Agreement. We intend to cause Portillo’s OpCo to make distributions to the holders of LLC Units (including us) in amounts sufficient to cover the LLC Unit holders’ obligations, however deterioration in the financial condition, earnings or cash flow of Portillo’s OpCo and its subsidiaries may impair their ability to make such distributions. Additionally, if we need funds and Portillo’s OpCo is restricted from making distributions to us under applicable law or regulation, its debt agreements or otherwise, we may be unable to obtain such funds on terms acceptable to us, or at all, which could have a material adverse effect on our liquidity and financial condition. See "Risks Related to Our Indebtedness" above.

In certain circumstances, Portillo’s OpCo will be required to make distributions to us and the other holders of LLC Units, and those distributions may be substantial.

Under the Amended LLC Agreement, Portillo’s OpCo will be required from time to time to make pro rata distributions in cash to us and the other holders of LLC Units at certain assumed income tax rates in amounts that are intended to be sufficient to cover the income taxes payable on our and the other LLC Unit holders’ respective allocable shares of the taxable income of Portillo’s OpCo. Given (i) potential differences in taxable income allocable to us and the other LLC Unit holders, (ii) the lower income tax rate applicable to corporations than individuals and (iii) the use of an assumed income tax rate, we may receive tax distributions significantly in excess of our income tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our Board, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, but we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our shareholders. If we do not distribute such excess cash as dividends or otherwise undertake ameliorative actions, holders of our LLC Units (other than Portillo’s Inc.) may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following a redemption or exchange of their LLC Units, notwithstanding that such holders of our LLC Units (other than Portillo’s Inc.) may previously have participated as holders of LLC Units in distributions by Portillo’s OpCo that resulted in such excess cash balances at Portillo’s Inc.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the TRA Parties that will not benefit holders of our Class A common stock to the same extent that it will benefit the TRA Parties, including substantial cash payments.

Under the Tax Receivable Agreement, we are required to make cash payments to certain of our pre-IPO LLC Members (the "TRA Parties") equal to 85% of the income tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) our allocable share of existing tax basis in depreciable or amortizable assets related to LLC Units acquired in our IPO, (ii) certain favorable tax attributes we acquired from entities treated as corporations for U.S. tax purposes that held LLC Units prior to the Transactions ("Blocker Companies") (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (iii) increases in our then allocable share of existing tax basis in depreciable or amortizable assets, and adjustments to the tax basis of the tangible and intangible assets, of Portillo’s OpCo and its subsidiaries, as a result of (x) sales or exchanges of interests in Portillo’s OpCo (including repayment of the redeemable preferred units) in connection with our IPO and (y) future exchanges of LLC Units by pre-IPO LLC Members for Class A common stock and (iv) certain other tax benefits related to entering into the Tax Receivable Agreement, including payments made under the Tax Receivable Agreement.

The Company’s payment obligations under the Tax Receivable Agreement may be significant. Any payments made under the Tax Receivable Agreement will not be available for reinvestment in our business and will reduce our overall available cash flow. Tax Receivable Agreement payments are not conditioned on the TRA Parties’ continued ownership of our shares. Furthermore, our obligations under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly if an acquirer cannot use some or all of the tax benefits under the Tax Receivable Agreement. The amount of existing tax basis and anticipated tax basis adjustments and utilization of tax attributes, and the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the pre-IPO LLC Members, the price of shares of our Class A common stock at the time of the redemptions or exchanges, the extent to which such redemptions or exchanges are taxable, the amount of gain recognized by such holders of LLC Units, the amount and timing of the taxable income allocated to us or otherwise generated by us in the future, the portion of our payments under the Tax Receivable Agreement constituting imputed interest and the federal and state tax rates then applicable.

Portillo's Inc. Form 10-K | 10

In certain cases, payments under the Tax Receivable Agreement to the TRA Parties may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement and may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock.

The Tax Receivable Agreement provides that upon a “Change of Control” (which is defined to include, among other things, a 50% change in control of Portillo’s Inc., the approval of a complete plan of liquidation or dissolution of Portillo’s Inc., the disposition of all or substantially all of Portillo’s Inc.’s direct or indirect assets or a change of a majority of the Board of Directors without approval of at least two-thirds majority of the then-existing Board members), upon a breach of any of our material obligations under the Tax Receivable Agreement or if, at any time, we elect an early termination of the Tax Receivable Agreement, then our payment obligations under the Tax Receivable Agreement will accelerate. Such accelerated payments will be calculated by reference to the present value (at a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR (or its successor rate) plus 100 basis points) of all future payments that holders of LLC Units or other recipients would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will utilize certain valuation assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

In the case of certain changes of control, payments under the Tax Receivable Agreement will be accelerated and may significantly exceed the actual benefits we realize. We expect that the payments that we may make under the Tax Receivable Agreement in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the Tax Receivable Agreement in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock in a change of control transaction, or require us to incur substantial costs to consummate such a transaction.

We will not be reimbursed for any payments made to the TRA Parties under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

Payments under the Tax Receivable Agreement will be based on our tax reporting positions, and the U.S. Internal Revenue Service (the "IRS") or a state taxing authority may successfully challenge all or part of the tax benefits we claim in connection with such tax positions. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the TRA Party’s consent (not to be unreasonably withheld or delayed). The TRA Parties’ interests may differ from or conflict with our interests and your interests and they may exercise their consent rights in a manner adverse to our interests and your interests.

Payments made under the Tax Receivable Agreement could significantly exceed any tax savings that we realize from the tax attributes that are the subject of the Tax Receivable Agreement. We will not be reimbursed for any cash payments previously made to the TRA Parties under the Tax Receivable Agreement if any tax benefits initially claimed by us and for which payment has been made to a TRA Party are ultimately disallowed. Excess cash payments made by us to a TRA Party will be netted against any future cash payments, if any, that we might otherwise be required to make to such TRA Party under the Tax Receivable Agreement once a challenge is finally settled or determined.

Risks Related to Intellectual Property, Information Technology, and Data Security

The failure to protect and maintain our intellectual property, including our trademarks, could have a material adverse effect on our business.

Our intellectual property includes our trademarks and service marks registered with the United States Patent and Trademark Office (including Portillo’s®), the trade dress of our restaurants, our websites and domain names (including our website at www.portillos.com) and other unregistered intellectual property (collectively, our "IP"). Our success depends on our continued ability to use our IP and licensed third-party intellectual property. We require continued use of our existing trademarks and service marks in order to increase brand awareness and develop our branded products. If our efforts to protect our IP are inadequate or if any third-party misappropriates, infringes, dilutes or otherwise violates our IP, the value of our IP may be harmed. For example, failure to enforce our trademarks, whether in print, on the Internet or through social media or other media, could prevent us from challenging third parties who use trademarks similar to ours, which may cause consumer confusion, harm the public perception of our brand, prevent our brand and branded products from achieving and maintaining market acceptance and cause a material adverse effect on our Results. There can be no assurance that the steps we have taken to protect our IP in the United States will be adequate or will obtain or maintain any competitive advantage.

It’s possible that third parties will assert claims of infringement, misappropriation or other violations of intellectual property against us, or assert claims that portion of our IP is invalid or unenforceable. Claims decided against us could invalidate or narrow our IP or allow competing uses, which could have a material adverse effect on our Results. Additionally, an infringement or misappropriation claim decided against us could result in our being required to pay damages, cease using our IP, develop or adopt non-infringing intellectual property or acquire a license to the third-party

Portillo's Inc. Form 10-K | 11

intellectual property that is the subject of the asserted claim. Regardless of outcome, there could be significant expenses associated with the defense of such a claim. We may also from time to time have to assert claims against third parties and initiate litigation in order to enforce our IP. Such litigation could result in substantial costs and diversion of resources, could be protracted with no certainty of success, or could fail to achieve an adequate remedy. Any of these occurrences could have a material adverse effect on our Results.

Security breaches, system interruptions or a material failure of our system could disrupt our operations, compromise confidential personally identifying information, subject us to loss, harm our business, and have a material adverse impact on our business, financial condition and results of operations.

Our information technology systems, which in some cases rely on third-party providers, have in the past, and may in the future experience service interruptions, degradation or other performance problems because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism perpetrated by criminal third parties, third parties we do business with or team members. Our reliance on third parties increases our exposure to such risks as we exercise less control over such persons.

While we endeavor to keep all systems current, there can be no guarantee that we can update and maintain our systems at all times. In instances where we are unable to do so, our risk mitigation efforts may fail. Any such failure could lead to website downtime, disruptions to our information technology systems, or malicious behavior by threat actors.

Our business requires the collection, transmission, and retention of large volumes of guest and team member data, including personally identifiable information, thought information technology systems maintained by us or vendors retained by us. In particular, our omni-channel approach relies in large part on our information technology systems to operate successfully and allow for capabilities like mobile order and pay, third-party delivery, and digital menu boards. Like many other companies, we have experienced, and will continue to experience, attempts to compromise our information technology systems. As we expand our business channels, our risk exposure will increase proportionately. The techniques and sophistication used to conduct cyberattacks, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks have occurred. While we continue to make significant investment in physical and technological security measures, team member training, and third-party services to anticipate cyberattacks and prevent breaches, protect our information technology networks and infrastructure, and to identify vendors and service providers that could be vulnerable to damage, disruptions, shutdowns, data loss, or breaches due to criminal conduct, team member error, negligence or malfeasance, utility failures, natural disasters or other catastrophic events, we cannot guarantee that we will be successful in preventing every possible instance of cyberattacks, breach, or data loss, any of which could disrupt our operations, resulting in inefficiencies and a loss of profits.

Additionally, the cybersecurity and privacy requirements imposed by governmental regulations are evolving. Our systems may not be able to immediately satisfy applicable requirements, and may require significant additional investment and time to do so. A significant theft, loss or misappropriation of, or unauthorized access to, our guests’ data or other proprietary data could result in fines, legal claims or proceedings, regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from guests and team members, any of which could have a material adverse effect on our Results. Our cyber insurance and business interruption insurance may not be sufficient to cover all losses that may result from a cybersecurity incident. As a result, if we experience any outsized material impacts from a failure of our systems, our Results could be materially and adversely affected. Our reputation as a brand or as an employer could be adversely affected, which could impair our ability to attract and retain guests and qualified employees.

Failure to comply with existing and new federal and state laws and regulations relating to privacy, data protection, advertising and consumer protection, could have a material adverse effect.

We rely on a variety of marketing and advertising channels and strategies, including email communications, affiliate partnerships, social media interactions, digital marketing, direct mailers, public relations initiatives and local community sponsorships, promotions and partnerships, and we are subject to various laws and regulations that govern such practices and activities.

Laws and regulations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving. These requirements may be interpreted inconsistently from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, real or perceived, by us to comply with our privacy policies, contractual commitments, or any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us or may require us to change our practices or stop using certain data sets. We may be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent

Portillo's Inc. Form 10-K | 12

or unauthorized use or disclosure of data that we store or handle in our operations.

Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has limited and may further limit the ability of companies to engage in these activities. Additionally, some device manufacturers and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which, if widely adopted, could result in third-party cookies and other online tracking methods becoming significantly less effective. This could increase our operating costs, including new customer acquisition costs and, consequently, have a material adverse effect on our Results.

Various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current or enact new laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Each of these laws and regulations, changes thereto, and any other new laws or regulations, could require changes to our business practices or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient. Such changes could harm our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could have a material adverse effect on our Results.

Risks Related to Legal and Regulatory Matters

We are subject to many federal, state and local laws with which compliance can be both costly and complex.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including without limitation those related to building and zoning requirements, and the preparation and sale of food. Such laws and regulations may change. Failure to comply with applicable laws and regulations could adversely affect our results of operations. Many licenses, permits and approvals must be renewed annually and may be revoked, suspended or denied renewal if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to obtain or maintain the required licenses, permits and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel new restaurant openings, which could have a material adverse effect on our Results.

The development and operation of our restaurants depend, to a significant extent, on the selection of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards.

There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Points (“HACCP”) approach would be required. The United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the FDA Food Safety Modernization Act (“FSMA”), signed into law in January 2011, granted the U.S. Food and Drug Administration new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. We anticipate that the requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that impact product availability, result in adverse publicity or require us to take costly actions or otherwise impact our business. We may be required to incur additional time and resources to comply with new food safety requirements made under the FSMA or other federal or state food safety regulations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Other applicable laws could require us to make costly modifications to our restaurants or operations to comply with such laws.

Compliance with current and future laws and regulations including those regarding permitted ingredients and disclosure of nutritional and allergen content may be costly and time-consuming. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions or to litigation. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers. We may not be able to effectively respond to changes in consumer health perceptions, comply with further nutrient content disclosure requirements or adapt our menu offerings to trends in eating habits, which could have a material adverse effect on our Results. In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products sold and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if we are not, publicity about these matters (particularly against the fast casual or traditional fast-food segments) may harm our reputation and could have a material adverse effect on our Results.

We are subject to the Americans with Disabilities Act (the "ADA"), which, among other things, requires our restaurants to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the

Portillo's Inc. Form 10-K | 13

ADA, we could be required to modify our restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons. Our employment practices are also subject to the requirements of the U.S. Citizenship & Immigration Service ("USCIS") relating to citizenship and residency.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and could have a material adverse effect on our Results. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Compliance with all these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

We can incur liabilities arising from environmental laws and compliance with environmental laws could increase our operating expenses.

We are subject to federal, state and local laws, regulations and ordinances that govern activities or operations that may have adverse environmental effects, such as waste handling and disposal practices for solid and hazardous wastes, discharges to water and air and odor control and also impose liability for the costs of cleaning up, and damage resulting from, sites of past spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities, including liabilities for clean-up costs and personal injury or property damage, relating to our restaurants and the land on which our restaurants are located, regardless of whether such environmental conditions were created by us or another party. Third parties also may make claims for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our restaurants. Some of our leases provide for indemnification of our landlords for environmental contamination, clean-up or owner liability.

We could be party to litigation that could distract management, increase our expenses or subject us to material monetary damages or other remedies.

Our guests occasionally file complaints or lawsuits alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state securities laws or law regarding workplace and employment matters, equal opportunity, harassment, discrimination and similar matters, and we could encounter class action or other lawsuits related to these or different matters in the future. In recent years, a number of restaurant companies have been subject to such claims, and some of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time, attention, and money away from our operations. A judgment in excess of our insurance coverage for any claims could have a material adverse effect on our Results. Allegations may also result in adverse publicity and negatively impact our reputation.

As a public company, we incur significant costs to comply with the laws and regulations affecting public companies which could harm our business and results of operations.

As a public company, we are subject to the Exchange Act, the Sarbanes-Oxley Act ("SOX"), and the listing requirements of the Nasdaq, and other applicable securities rules and regulations. These rules and regulations have increased, and will continue to increase, our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, these rules and regulations could make it more difficult and more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified directors or executive officers. Our management and other personnel devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. We may need to hire more team members in the future to comply with these requirements, which will increase our costs and expenses.

If we fail to maintain effective internal controls over financial reporting, or if our internal controls are ineffective, our ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired.

We are required to comply with Section 404 of the Sarbanes-Oxley Act (“Section 404”), which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial matters. To maintain compliance with Section 404, we will continue to employ internal resources and outside consultants to assess and document the adequacy of our internal control over financial reporting, including validating that controls are functioning as documented and maintaining a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that our internal control

Portillo's Inc. Form 10-K | 14

over financial reporting may not comply with Section 404.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our Results. If we are not able to demonstrate Section 404 compliance, or if our internal control over financial reporting is perceived as inadequate or it is perceived that we are unable to produce timely or accurate consolidated financial statements, investors may lose confidence in our business, the price of our Class A common stock could decline, we could become subject to investigations by the Nasdaq, the SEC or other regulatory agencies, or our Class A common stock may not be able to remain listed on the Nasdaq.

Although we designed our disclosure controls and procedures to provide reasonable assurance that we are complying with the Exchange Act, any disclosure controls and procedures, no matter how well-conceived and executed, can provide only reasonable, not absolute, assurance. Judgments can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individuals, by collusion of two or more people or by an unauthorized override of the controls. Because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected and could materially adversely affect our Results.

General Risks

Fluctuations in our tax obligations, effective tax rate, and realization of our deferred tax assets may result in volatility of our results of operations.

We are subject to income taxes in U.S. federal and various state tax jurisdictions. We record tax expense based on our estimates of current and future income tax payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to the realizability of certain deferred tax assets. Significant judgment is required in determining our provision for income taxes, deferred tax assets (DTAs) and our tax positions. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated.

Our effective tax rate in a given financial reporting period may be materially impacted by a variety of factors including, changes in the mix and level of earnings, varying jurisdictional tax rates, tax effects of equity-based compensation, changes in tax laws, regulations or interpretations thereof, cost related to intercompany restructuring, fluctuations in the valuation allowance or by changes to existing accounting rules or regulations. Further, new or revised tax legislation may be enacted in the future, which could negatively impact our current or future tax structure and effective tax rates.

Our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary and appropriate for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our Results.

Changes in accounting principles applicable to us could have a material adverse effect on our Results.

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

Our current certificate of incorporation provides that, absent our written consent, the Court of Chancery of the State of Delaware (or if the Court of Chancery lacks jurisdiction, a state court located within the State of Delaware or the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the exclusive forum for any (a) derivative action or proceeding brought on our behalf; (b) action asserting a claim of breach of a fiduciary duty owed by or other wrongdoing by any current or former director, officer, employee, agent or shareholder to us or our shareholders; (c) action asserting a claim arising under any provision of the Delaware General Corporate Law ("DGCL") or our amended and restated certificate of incorporation or amended and restated bylaws (as either may be amended from time to time), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (d) action asserting a claim governed by the internal affairs doctrine.

Portillo's Inc. Form 10-K | 15

Our current certificate of incorporation provides that, absent our written consent, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any action asserting a claim arising under the Securities Act or the rules and regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any shares of our capital stock shall be deemed to have notice of and consented to the forum provision in our certificate of incorporation, limiting such person’s ability to bring a claim in a more favorable or convenient judicial forum, which may discourage such lawsuits, make them more difficult or expensive to pursue and result in less favorable shareholder outcomes. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our Results.

Our annual and quarterly results of operations may fluctuate, and if our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and securities analysts, the trading price of our Class A common stock may decline.

Our annual and quarterly results of operations may fluctuate for a variety of reasons, many of which are beyond our control, including those described in these risk factors and variations in the timing and volume of our sales; the timing of expenditures in anticipation of future sales; changes in the cost or availability of our ingredients or labor; planned or actual changes to our capital or debt structure; strategic actions by us or our competitors, such as sales promotions, acquisitions or restructurings; significant litigation; legislation or other regulatory developments affecting us or our industry; changes in competitive and economic conditions generally; and general market conditions.

Fluctuations in our performance may cause our results to fall below our public guidance or the investor and analyst expectations, which could cause the trading price of our Class A common stock to decline. Fluctuations in our results could also cause other problems, including but not limited to analysts or investors changing their valuation models for our shares, experiencing short-term liquidity issues, diminishing ability to retain or attract key personnel or other unanticipated issues.

Quarterly results of operations may vary in the future and period-to-period comparisons may not be meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Risk Management Philosophy and Strategy

As part of our overall risk management strategy, we have increased our attention to cybersecurity. Responsibility for cybersecurity risk management is a team effort, with day-to-day oversight and management from our executive and information technology ("IT") teams, the Audit Committee taking a more active role in setting both proactive and reactive strategies and our Board overseeing our efforts and helping to guide our strategy.

Our primary source of cybersecurity risk relates to security of our third-party service providers, whose activities and scale may present more desirable targets. However, we do maintain certain systems ourselves and appreciate the need to focus internally as well. We manage cybersecurity risk through a variety of tactics, including (i) the structure of our systems and platforms, (ii) the contractual terms with our third-party vendors, (iii) the proactive vulnerability assessments we conduct (or require our vendors to conduct), (iv) compliance with applicable regulations and continuous improvement around best practices, (v) mitigating user error and human vulnerabilities through training and guidance and (vi) the placement of cybersecurity insurance policies.

We employ a “Defense in Depth” strategy to protect the Company, segmenting our systems and networks so that an attack on one segment does not allow for easier compromise of other systems and networks. Within the Company, administrative access to various systems is limited so that there is no universal access if an administrator-level account is compromised.

We involve our IT team when negotiating contracts that could increase our cybersecurity risk exposure, so that the team is aware of the specific risks related to a given vendor and can provide feedback and advice on the contractual provisions necessary to prevent a cybersecurity incident, or in the

Portillo's Inc. Form 10-K | 16

event an incident does occur, to ensure that the Company has the necessary rights to act quickly to protect team members, guests, and our business and mitigate potential damage. We are continuously improving our processes and contract positions to reflect evolving risks and market practices.

We appreciate the need to monitor and test our systems to make sure that they are working the way that they should. We negotiate with our vendors about a variety of monitoring, testing, and reporting provisions so that we can work with them to better address vulnerabilities. This may include sharing SOC 1 or 2 Type 2 audit reports, conducting periodic penetration and vulnerability testing and confirmation that vendors are adhering to applicable laws. We also deploy the same approach internally, and we are currently expanding our testing efforts across our servers and networks, continually monitoring access (including more formal quarterly access reviews for any systems that are subject to SOX oversight), and documenting changes via a ticketing system. In addition to tracking logins, our monitoring system is equipped to respond automatically to certain triggers, taking a range of actions, from notifying administrators to locking out an account. Some of this testing and monitoring is conducted in-house and some is conducted by third-party vendors.

As a restaurant and public company, we are subject to Payment Card Industry Data Security Standards ("PCI-DSS") and SOX requirements and we take steps to make sure that we are compliant with those regulations. We also continue to monitor evolving laws and regulations related to security and privacy and look for opportunities to improve our systems based on evolving best practices in the IT industry.

We know that people are often the most vulnerable element in an IT ecosystem. We work with team members at all levels to educate them about evolving risks, from well-known tactics and scams (e.g., phishing) to their more sophisticated descendants (e.g., vphishing, spear phishing and smishing). Team members receive training on data security and privacy practices and are included in periodic awareness campaigns to test real-world responses. We are on the lookout for additional training opportunities and have recently begun scheduling “tabletop” exercises to test our PCI-related responses and creating new business interruption plans. The Company also employs and enforces a number of policies to guide team member behavior and help protect against threats, covering everything from regular password updates to obtaining permission to install third-party programs and use personal devices. Team member training reinforces the Company’s risk management policies and procedures and the expectation that all team members will adhere to them.

The Company also maintains a cybersecurity insurance policy that we believe is appropriate for a company of our size and risk profile, but it is possible that it may not fully cover the costs associated with a cybersecurity incident.

We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected our business strategy, results of operations or financial condition. However, there is no guarantee that a future cybersecurity incident would not materially affect our future strategy, results or financial condition. For a more in-depth discussion of risks associated with cybersecurity and cybersecurity insurance risks, see Item 1A, "Risk Factors."

Oversight and Execution of Our Cybersecurity Risk Strategy

Both the Board and the Audit Committee play an important role in the Board’s oversight of cybersecurity threats. The Audit Committee receives periodic updates on the Company’s risk profile and mitigation strategies and conducts forward-looking discussions about major IT changes that are planned, the risks involved and the Company's potential mitigation strategies. The Audit Committee shares updates with the broader Board. We presently have three Directors, Ann Bordelon, Chair of the Audit Committee, Paulette Dodson, and Noah Glass who have cybersecurity risk management experience and we continue to monitor whether supplemental experience may be useful as cybersecurity threats continue to evolve.

Day to day management of cybersecurity risk sits with our Vice President of Information Technology (“ITVP”) and his team. As noted above, the team conducts risk assessment activities on a regular basis. The team also liaises with cross-functional partners and outside experts, including legal counsel and consultants, and reviews applicable security frameworks (e.g., National Institute of Standards and Technology ("NIST")) to identify the legal requirements and industry practices and expectations that the Company’s security measures should satisfy. The Company regularly updates its practices to incorporate new best practices and strengthen compliance with SOX, PCI-DSS and the Health Insurance Portability and Accountability Act requirements. These activities are used to develop and update the Company’s cybersecurity risk profile.

The team then identifies the potential mitigation measures to address these risks, and may bring in consultants as appropriate based on their expertise and knowledge of the Company to develop strategies that are tailored to the Company’s needs and profile. These measures include business continuity plans (which are developed in connection with our risk management team and the users of a given platform), improving system redundancy to limit disruptions and eliminating single points of failure where possible.
In addition to our ITVP, the cybersecurity portion of our IT team includes one dedicated team member and four additional team members who handle cybersecurity risks in addition to other job responsibilities. To address any gaps in the Company’s collective expertise and to account for the ever-evolving nature of cybersecurity risks, the Company retains various consultants as noted above. The internal and external headcount, and the

Portillo's Inc. Form 10-K | 17

expertise of the employees and consultants, will change from time to time as we adapt to the changing cybersecurity environment.

Our ITVP has over twelve years of experience in IT at Portillo's, including managing cybersecurity risks. He reports to our Chief Financial Officer and updates her on a weekly basis. Our Chief Financial Officer discusses IT matters, including security, during weekly executive leadership meetings and may call upon the ITVP periodically to report directly to the team. Following these meetings, the ITVP works with his team to address any feedback received. Cybersecurity and privacy objectives are built into the ITVP’s annual objectives and those of his team and his short-term incentive compensation reflects how successful he, the team and the Company are at accomplishing those objectives.

Detecting and Responding to a Cybersecurity Incident

As noted previously, both we and our vendors (to the extent contractually required) monitor systems for potential incidents. We are working with our vendors to determine the applicable warning flags and thresholds and appropriate notification processes based on the services provided and type of data processed.

In the event of a cybersecurity incident, whether the attack is on the Company or on a third-party service provider, the IT team conducts an initial assessment to estimate the scope and potential impact of the attack. The team also identifies critical information yet to be determined. A cross-functional team meets about the results of the initial assessment, including the nature and scope of the attack, which Company functions are affected, the response from the service provider (if a third-party incident), both financial and non-financial measures of materiality, the expected duration of the incident, any open or unknown information, and the status of the Company’s response.

Following the initial briefing, depending on the seriousness of the incident, a cadence for updates and escalation is established and the cross-functional team continues to investigate, mitigate and resolve the incident, retaining outside counsel, forensic investigators and other consultants as needed. Priority is given to critical business functions/tasks/processes. Progress and developments are reported to more senior leadership based on the severity of the incident, up to and including the Board.

ITEM 2.    PROPERTIES

Our home office is located at 2001 Spring Road, Suite 400, Oak Brook, IL 60523. We lease our home office.

Our restaurant footprint consists of 84 Portillo’s restaurants across ten states, including C&O. We operate two food production commissaries in Illinois. We do not own any real property and lease all of our properties on which we operate restaurants and commissaries. We also have two non-traditional locations in operation including a food truck and a ghost kitchen in Chicago (small kitchen with no store-front presence, used to fill online orders).

As of December 31, 2023, we operated 84 restaurants located in the following states:

State	Number of Restaurants
Arizona	7
California	2
Florida	6
Illinois	48
Indiana	8
Iowa	1
Michigan	1
Minnesota	3
Texas	4
Wisconsin	4
Total	84

Portillo's Inc. Form 10-K | 18

ITEM 3.    LEGAL PROCEEDINGS

The disclosure provided in Part II, Item 8 "Financial Statements And Supplementary Data, Note 16. Contingencies" is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

Portillo's Inc. Form 10-K | 19

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "PTLO."

Our Class B common stock is neither listed nor traded on any stock exchange.

Holders of Record

As of February 20, 2024, there were approximately 36 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 20, 2024, there were 13 shareholders of record of our Class B common stock.

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

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of
December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuances under equity compensation plans (3)
Equity compensation plans approved by security holders	7,609,420	$8.60	4,255,789
(1) Includes shares issuable pursuant to stock options, restricted stock units, restricted stock awards, stock appreciation rights and other stock-based awards under the Company's 2021 Plan. Represents shares under the 2021 Plan, including 5,261,663 shares assumed from the 2014 Plan.
(2) The weighted-average exercise price set forth in this column is calculated excluding restricted stock units or other awards for which recipients are not required to pay an exercise price to receive the shares subject to the awards.
(3) This amount represents shares of common stock available for issuance under the 2021 Plan, which include stock options, restricted stock units, restricted stock awards, stock appreciation rights and other stock-based awards.

Portillo's Inc. Form 10-K | 20

Stock Performance Graph

The following graph and table illustrate the total return from October 21, 2021 through December 31, 2023 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, (iii) the Standard and Poor’s 500 Restaurants Index, and (iv) the Standard and Poor's 600 Restaurant Index assuming an investment of $100 on October 21, 2021 of Portillo's Inc. stock or on September 30, 2021 in the indices, including the reinvestment of dividends. Beginning in 2024, we will use the S&P 500 and S&P 600 Restaurant indices to benchmark against broad market and small-cap restaurant company performance as these indices better reflect the external market and our business.

	10/21/2021	12/26/2021	4/1/2022	7/1/2022	10/1/2022	12/25/2022	4/1/2023	7/1/2023	10/1/2023	12/31/2023
Portillo's Inc.	$100.00	$131.75	$82.10	$57.53	$67.66	$59.07	$73.44	$77.42	$52.89	$54.74
S&P 500	100.00	111.03	105.92	88.87	84.53	90.92	97.74	106.28	102.8	114.82
S&P 500 Restaurants	100.00	108.31	93.75	87.32	87.58	99.35	106.88	113.08	101.76	114.02
S&P 600 Restaurants	100.00	89.79	88.62	59.31	65.38	71.31	82.51	88.27	70.67	84.48

*$100 invested on 10/21/21 in Portillo's Inc. stock or 9/30/21 in indices, including reinvestment of dividends.
Indices calculated on month-end basis.
Source Data: Research Data Group Inc.

Portillo's Inc. Form 10-K | 21

Recent Sale of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.     [RESERVED]

Not required.

Portillo's Inc. Form 10-K | 22

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

All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A "Risk Factors" and in this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

For a comparison of results of operations and financial condition for fiscal years 2022 and 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 25, 2022, filed March 2, 2023.

We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week (the "53rd week") in a 53-week fiscal year is added to the fourth quarter. Fiscal 2023 consisted of 53 weeks and fiscal 2022 consisted of 52 weeks. The 53rd week in fiscal 2023 included Christmas day, resulting in six operating days.

Overview

Portillo’s serves iconic Chicago street food through high-energy, multichannel restaurants designed to ignite the senses and create a memorable dining experience. Refer to Part I, Item 1, "Business" of this document for additional information about our Business.

Recent Developments and Trends

Fiscal 2023 Highlights

Our fiscal 2023 financial highlights include:

•Total revenue increased 15.8% or $92.8 million to $679.9 million; this increase is inclusive of the favorable impact of the 53rd week, which resulted in incremental revenue of approximately $13.9 million.
•Same-restaurant sales* increased 5.7%.
•Operating income increased $14.2 million to $55.4 million; this increase is inclusive of the favorable impact of the 53rd week, which resulted in incremental operating income of approximately $1.6 million.
•Net income increased $7.7 million to $24.8 million; this increase is inclusive of the favorable impact of the 53rd week, which resulted in incremental net income of approximately $1.2 million.
•Restaurant-Level Adjusted EBITDA** increased $32.7 million to $165.2 million;
•Adjusted EBITDA** increased $17.3 million to $102.3 million;

* For fiscal 2023, same-restaurant sales compares the 53 weeks from December 26, 2022 through December 31, 2023 to the 53 weeks from December 27, 2021 through January 1, 2023. In order to compare like-for-like periods for fiscal 2024, same-restaurant sales will compare the 52 weeks from January 1, 2024 through December 29, 2024 to the 52 weeks from January 2, 2023 through December 31, 2023.
** Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income (loss) and Restaurant-Level Adjusted EBITDA to operating income, the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Portillo's Inc. Form 10-K | 23

In the year ended December 31, 2023, we saw continued revenue growth and same-restaurant sales growth. Total revenue grew 15.8% during the year ended December 31, 2023. Same-restaurant sales grew 5.7% during the year ended December 31, 2023, compared to 5.4% during the year ended December 25, 2022. During the fourth quarter of 2023, total revenue grew 24.5% and same-restaurant sales increased 4.4% compared to same-restaurant sales growth of 6.0% for the fourth quarter ended December 25, 2022.

We believe unit growth is a key driver of shareholder value creation. During the year ended December 31, 2023, we opened 12 new restaurants in the Arizona, Florida, Illinois, and Texas markets for a total of 84 restaurants, including a restaurant owned by C&O. In 2023, we made significant strides in Texas with the opening of four new restaurants in the Dallas-Fort Worth market. The three restaurants opened in fiscal 2022 and 12 restaurants opened in fiscal 2023 positively impacted revenues by approximately $48.4 million in the year ended December 31, 2023.

In the year ended December 31, 2023, we continued to see commodity inflation stabilize versus 2022 levels. Commodity inflation was 5.5% for the year ended December 31, 2023 compared to 15.2% for year ended December 25, 2022. For the year ended December 31, 2023, we experienced a decrease of 0.7% in labor expenses, as a percentage of revenue, compared to the year ended December 25, 2022 primarily due to increases in revenue, partially offset by higher labor utilization and additional wage investments. We strategically offset these expenses through menu price increases and operational efficiencies.

In the year ended December 31, 2023, same-restaurant sales, operating income, net income, Restaurant-Level Adjusted EBITDA, and Adjusted EBITDA all improved versus the prior year. We believe this improvement was the result of our ongoing efforts to deploy strategic pricing actions, elevate guest experiences, implement operational efficiencies, and grow our restaurant base.

In fiscal 2024, we expect our overall commodity inflation to stay consistent with recent trends and are currently estimating commodity inflation in the mid-single digits. Additionally, we do anticipate additional wage investments and are currently estimating mid-single digit wage inflation. We will continue to strategically offset these expense increases through menu price increases and operational efficiencies. During January of 2024, we increased certain menu prices by approximately 1.5%. We will continue to monitor our cost pressures, the competitive landscape as well as consumer sentiment to inform our pricing decisions in the coming quarters.

We believe the strength of our brand, the consistency of our operations, and the ongoing execution of a disciplined development strategy all support our business model. Further, we intend to continue to develop shareholder value through self-funded restaurant development and an ongoing focus on operational excellence.

Development Highlights

In fiscal 2023, we opened a total of 12 new restaurants in the Arizona, Florida, Illinois, and Texas markets. Below are the 12 restaurants opened since the beginning of fiscal 2023 along with their opening dates:

Location	Opening Date	Fiscal Quarter Opened
Kissimmee, Florida	December 2022	Q1 2023
The Colony, Texas	January 2023	Q1 2023
Tucson, Arizona	February 2023	Q1 2023
Gilbert, Arizona	March 2023	Q2 2023
Queen Creek, Arizona	August 2023	Q3 2023
Allen, Texas	August 2023	Q3 2023
Cicero, Illinois	October 2023	Q4 2023
Arlington, Texas	November 2023	Q4 2023
Algonquin, Illinois	November 2023	Q4 2023
Rosemont, Illinois	December 2023	Q4 2023
Fort Worth, Texas	December 2023	Q4 2023
Clermont, Florida	December 2023	Q4 2023
In fiscal 2024, we are planning to open at least nine new restaurants. In 2025, we are targeting at least 12% new restaurant growth, and our long-term outlook is approximately 12% to 15% annual new restaurant growth. Our near-term restaurant growth strategy is focused on leveraging our proven unit economic model primarily in markets outside Chicagoland with favorable macro-economic tailwinds where we

Portillo's Inc. Form 10-K | 24

already have a presence. Particularly, our short-term focus continues to be in the Sunbelt, with growth across markets in Arizona, Texas, and Florida. Simultaneously, we will continue to fill-in Chicagoland and adjacent markets as opportunities come available.

Consolidated Results of Operations

The following table summarizes our results of operations for the fiscal years ended December 31, 2023 and December 25, 2022 (in thousands).

	Fiscal Years Ended
	December 31, 2023		December 25, 2022
REVENUES, NET	$679,905	100.0%	$587,104	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	230,869	34.0%	204,237	34.8%
Labor	173,868	25.6%	154,392	26.3%
Occupancy	33,358	4.9%	30,657	5.2%
Other operating expenses	76,639	11.3%	65,312	11.1%
Total restaurant operating expenses	514,734	75.7%	454,598	77.4%

General and administrative expenses	78,835	11.6%	66,892	11.4%
Pre-opening expenses	9,019	1.3%	4,715	0.8%
Depreciation and amortization	24,313	3.6%	20,907	3.6%
Net income attributable to equity method investment	(1,401)	(0.2)%	(1,083)	(0.2)%
Other income, net	(1,035)	(0.2)%	(204)	—%
OPERATING INCOME	55,440	8.2%	41,279	7.0%
Interest expense	27,470	4.0%	27,644	4.7%
Interest income	(212)	—%	—	—%
Tax Receivable Agreement liability adjustment	(3,349)	(0.5)%	(5,345)	(0.9)%
Loss on debt extinguishment	3,465	0.5%	—	—%
INCOME BEFORE INCOME TAXES	28,066	4.1%	18,980	3.2%
Income tax expense (benefit)	3,248	0.5%	1,823	0.3%
NET INCOME	24,818	3.7%	17,157	2.9%
Net income attributable to non-controlling interests	6,394	0.9%	6,306	1.1%
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$18,424	2.7%	$10,851	1.8%
Note: We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. Fiscal 2023 consisted of 53 weeks and fiscal 2022 consisted of 52 weeks. The 53rd week in fiscal 2023 included Christmas day, resulting in six operating days. Except as noted below, the Company’s consolidated results of operations includes the 53rd week in 2023.

Revenues, Net

Revenues primarily represent the aggregate sales of food and beverages, net of discounts. Sales taxes collected from customers are excluded from revenues. Revenues in any period are directly influenced by the number of operating weeks in the period, the number of open restaurants, restaurant traffic, our menu prices, third-party delivery platform prices and product mix.

Revenues for the year ended December 31, 2023 were $679.9 million compared to $587.1 million for the year ended December 25, 2022, an increase of $92.8 million or 15.8%. The increase is inclusive of the favorable impact of the 53rd week, which resulted in incremental revenue of $13.9 million. The increase in revenues was primarily attributed to the opening of new restaurants, combined with an increase in our same-restaurant sales. Twelve new restaurants opened in the year ended December 31, 2023 and three restaurants opened in 2022, positively impacting revenues in the year ended December 31, 2023 by approximately $48.4 million. Same-restaurant sales increased 5.7% during the year ended December 31, 2023, which was attributable to an increase in average check of 6.1%, partially offset by a 0.4% decline in

Portillo's Inc. Form 10-K | 25

transactions. The higher average check was driven by an approximate 8.5% increase in menu prices partially offset by product mix. For the purpose of calculating same-restaurant sales as of December 31, 2023, sales for 68 restaurants were included in the Comparable Restaurant Base (as defined in "Key Performance Indicators and Non-GAAP Financial Measures" below) as of the end of fiscal 2023.

Food, Beverage and Packaging Costs

Food, beverage and packaging costs include the direct costs associated with food and beverages, including paper products and third-party delivery commissions. The components of food, beverage and packaging costs, are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

Food, beverage and packaging costs for the year ended December 31, 2023 was $230.9 million compared to $204.2 million for the year ended December 25, 2022, an increase of $26.6 million or 13.0%. This increase was primarily driven by the opening of twelve restaurants in the year ended December 31, 2023 and the opening of three restaurants in 2022 and a 5.5% increase in commodity prices, partially offset by lower third-party delivery commissions. As a percentage of revenues, net, food, beverage and packaging costs, decreased 0.8% during the year ended December 31, 2023. This decrease was primarily due to an increase in average check and lower third-party delivery commissions, partially offset by an increase in certain commodity prices.

Labor Expenses

Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the year ended December 31, 2023 were $173.9 million compared to $154.4 million for the year ended December 25, 2022, an increase of $19.5 million or 12.6%. This increase was primarily driven by the opening of twelve restaurants in the year ended December 31, 2023 and the opening of three restaurants in 2022, and incremental investments to support our team members, including annual rate increases, and higher variable-based compensation. As a percentage of revenues, net, labor decreased 0.7% during the year ended December 31, 2023 primarily due to an increase in our average check, partially offset by the aforementioned incremental hourly rate increases to support our team members, lower transactions, and higher labor utilization.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes.

Occupancy expenses for the year ended December 31, 2023 were $33.4 million compared to $30.7 million for the year ended December 25, 2022, an increase of $2.7 million or 8.8%, primarily driven by the opening of twelve new restaurants in the year ended December 31, 2023 and the opening of three restaurants in 2022. As a percentage of revenues, occupancy expenses decreased 0.3% during the year ended December 31, 2023 primarily due to an increase in our average check.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the year ended December 31, 2023 were $76.6 million compared to $65.3 million for the year ended December 25, 2022, an increase of $11.3 million or 17.3%, primarily due to the opening of twelve restaurants in the year ended December 31, 2023 and the opening of three restaurants in 2022 and an increase in credit card fees, utilities, repair and maintenance expenses, and insurance, partially offset by a decrease in professional fees. As a percentage of revenues, net, operating expenses increased 0.1% due primarily due to the aforementioned increases in expenses, partially offset by an increase in our average check.

Portillo's Inc. Form 10-K | 26

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

General and administrative expenses for the year ended December 31, 2023 were $78.8 million compared to $66.9 million for the year ended December 25, 2022, an increase of $11.9 million or 17.9%. This increase was primarily driven by higher variable-based compensation, increases in salaries, wages and benefits attributable to annual rate increases and the filling of open positions, higher advertising and software licensing fees, partially offset by decreases in insurance expenses and equity-based compensation expense.

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

Pre-opening expenses for the year ended December 31, 2023 were $9.0 million compared to $4.7 million for the year ended December 25, 2022, an increase of $4.3 million or 91.3%. This increase was due to the number and timing of executed and planned new restaurant openings for the year ended December 31, 2023 as compared to the year ended December 25, 2022.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for the year ended December 31, 2023 was $24.3 million compared to $20.9 million for the year ended December 25, 2022, an increase of $3.4 million or 16.3%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the twelve restaurants opened in 2023 and three restaurants opened in 2022.

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

Net income attributable to equity method investment for the year ended December 31, 2023 was $1.4 million compared to $1.1 million for the year ended December 25, 2022, an increase of $0.3 million or 29.4%. This increase was primarily driven by increased revenue, which is attributable to an increase in average check, partially offset by a decrease in transactions.

Other Income, Net

Other income, net includes among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains or losses on asset disposals.

Other income, net for the year ended December 31, 2023 was $1.0 million compared to $0.2 million for the year ended December 25, 2022, an increase of $0.8 million or 407.4%. Other income, net increased primarily due to an increase in trading gains in the rabbi trust used to fund our deferred compensation plan, partially offset by an increase in loss on sale of assets.

Portillo's Inc. Form 10-K | 27

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for the year ended December 31, 2023 was $27.5 million compared to $27.6 million for the year ended December 25, 2022, a decrease of $0.2 million or 0.6%. This decrease was primarily driven by the improved lending terms associated with our 2023 Term Loan and 2023 Revolver Facility.

Our effective interest rate was 8.36% and 10.39% as of December 31, 2023 and December 25, 2022, respectively.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and restricted cash.

Interest income for the year ended December 31, 2023 was $0.2 million. There was no interest income for the year ended December 25, 2022.

Tax Receivable Agreement Liability Adjustment

We are party to a Tax Receivable Agreement liability with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

The Tax Receivable Agreement liability adjustment was $3.3 million for the year ended December 31, 2023 related to a remeasurement primarily due to activity under equity-based compensation plans. The Tax Receivable Agreement liability adjustment was $5.3 million for the year ended December 25, 2022.

Loss on Debt Extinguishment

Loss on debt extinguishment for the year ended December 31, 2023 was $3.5 million due to the write-off of debt discount and deferred issuance costs associated with the payoff of the 2014 Credit Agreement as described in Note 9. Debt. There was no such loss for the year ended December 25, 2022.

Income Tax Expense (Benefit)

Portillo's OpCo is treated as a partnership for U.S. federal, state and local income tax purposes and is generally not subject to income taxes. Rather, any taxable income or loss generated by Portillo's OpCo is allocated to its members in relation to their respective ownership percentage of Portillo's OpCo. As of the IPO, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income or loss of Portillo's OpCo, as well as any stand-alone income or loss generated by Portillo's Inc.

Income tax expense for the year ended December 31, 2023 was $3.2 million compared to $1.8 million for the year ended December 25, 2022, an increase of $1.4 million. Our effective income tax rate for year ended December 31, 2023 was 11.5%, compared to 9.6% for year ended December 25, 2022. The increase in our effective income tax rate for the year ended December 31, 2023 compared to the year ended December 25, 2022 was primarily driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo, partially offset by the decrease in the valuation allowance and the recording of net operating loss carryforwards.

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

Portillo's Inc. Form 10-K | 28

Net income attributable to non-controlling interests for the year ended December 31, 2023 was $6.4 million, compared to $6.3 million for the year ended December 25, 2022. The increase in net income attributable to non-controlling interests for the year ended December 31, 2023 was primarily due to an increase in net income, compared to the year ended December 25, 2022, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, from 45.8% for the year ended December 25, 2022 to 25.9% for the year ended December 31, 2023. The weighted average ownership percentage decreased due to the Secondary Offering as discussed in Item 8. "Financial Statements & Supplementary Data."

Key Performance Indicators and Non-GAAP Financial Measures

In addition to the GAAP measures presented in our financial statements, we use the following key performance indicators and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. These key measures include same-restaurant sales, average unit volume ("AUV"), Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin. The Company includes these measures because management believes that they are important to day-to-day operations and overall strategy and are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision-making.

	Fiscal Years Ended
	December 31, 2023	December 25, 2022
Total Restaurants (a)	84	72
AUV (in millions) (a)	$9.1	$8.5
Change in same-restaurant sales (b)(c)	5.7%	5.4%
Adjusted EBITDA (in thousands) (b)	$102,282	$84,955
Adjusted EBITDA Margin (b)	15.0%	14.5%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$165,171	$132,506
Restaurant-Level Adjusted EBITDA Margin (b)	24.3%	22.6%
Note: We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. Fiscal 2023 consisted of 53 weeks and fiscal 2022 consisted of 52 weeks. The 53rd week in fiscal 2023 included Christmas day, resulting in six operating days.
(a) Includes C&O, as described in Note 2. Summary Of Significant Accounting Policies in our consolidated financial statements. Total restaurants indicated are as of a point in time. AUV for fiscal 2023 and fiscal 2022 consist of 53 weeks and 52 weeks, respectively.
(b) Excludes C&O.
(c) For fiscal 2023, same-restaurant sales compares the 53 weeks from December 26, 2022 through December 31, 2023 to the 53 weeks from December 27, 2021 through January 1, 2023. In order to compare like-for-like periods for fiscal 2024, same-restaurant sales will compare the 52 weeks from January 1, 2024 through December 29, 2024 to the 52 weeks from January 2, 2023 through December 31, 2023.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). As of December 31, 2023 and December 25, 2022, there were 68 and 62 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes C&O, as described in Note 2. Summary Of Significant Accounting Policies in our consolidated financial statements.

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

Portillo's Inc. Form 10-K | 29

This key performance indicator allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

Non-GAAP Financial Measures

To supplement the consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Adjusted EBITDA and Adjusted EBITDA Margin, and Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin. Accordingly, these measures are not required by, nor presented in accordance with GAAP, but rather are supplemental measures of operating performance of our restaurants. You should be aware that these measures are not indicative of overall results for the Company and that Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin do not accrue directly to the benefit of shareholders because of corporate-level expenses excluded from such measures. These measures and our calculations may not be comparable to similar measures reported by other companies. These measures are important measures to evaluate the performance and profitability of our restaurants, individually and in the aggregate, but also have important limitations as analytical tools and should not be considered in isolation as substitutes for analysis of our results as reported under GAAP.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income (loss) before depreciation and amortization, interest expense, interest income, and income taxes, adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing core operating performance as identified in the reconciliation of net income (loss), the most directly comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues, net.

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

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Fiscal Years Ended
	December 31, 2023	December 25, 2022
Net income	$24,818	$17,157
Depreciation and amortization	24,313	20,907
Interest expense	27,470	27,644
Interest income	(212)	—
Loss on debt extinguishment	3,465	—
Income tax expense	3,248	1,823
EBITDA	83,102	67,531
Deferred rent (1)	5,096	3,998
Equity-based compensation	15,542	16,137
ERP implementation costs (2)	401	—
Other income (3)	590	397
Transaction-related fees & expenses (4)	900	2,237
Tax Receivable Agreement liability adjustment (5)	(3,349)	(5,345)
Adjusted EBITDA	$102,282	$84,955
Adjusted EBITDA Margin (6)	15.0%	14.5%
Note: We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. Fiscal 2023 consisted of 53 weeks and fiscal 2022 consisted of 52 weeks. The 53rd week in fiscal 2023 included Christmas day, resulting in six operating days.
(1) Represents the difference between cash rent payments and the recognition of straight-line rent expense recognized over the lease term.
(2) Represents non-capitalized third-party consulting and software licensing costs incurred in connection with the implementation of a new ERP system.

Portillo's Inc. Form 10-K | 30

(3) Represents loss on disposal of property and equipment.
(4) Represents the exclusion of certain expenses that management believes are not indicative of ongoing operations, consisting primarily of certain professional fees.
(5) Represents the Tax Receivable Agreement liability remeasurement primarily due to activity under equity-based compensation plans.
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

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Fiscal Years Ended
	December 31, 2023	December 25, 2022
Operating income	$55,440	$41,279
Plus:
General and administrative expenses	78,835	66,892
Pre-opening expenses	9,019	4,715
Depreciation and amortization	24,313	20,907
Net income attributable to equity method investment	(1,401)	(1,083)
Other income, net	(1,035)	(204)
Restaurant-Level Adjusted EBITDA	$165,171	$132,506
Restaurant-Level Adjusted EBITDA Margin	24.3%	22.6%
Note: We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. Fiscal 2023 consisted of 53 weeks and fiscal 2022 consisted of 52 weeks. The 53rd week in fiscal 2023 included Christmas day, resulting in six operating days.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our 2023 Revolver Facility. As of December 31, 2023, we maintained cash and cash equivalents and restricted cash balance of $10.4 million and had $80.7 million of availability under our 2023 Revolver Facility, after giving effect to $4.3 million in outstanding letters of credit.

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

Portillo's Inc. Form 10-K | 31

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

As of December 31, 2023, we estimate that our obligation for future payments under the TRA totaled $299.8 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $352.7 million as of December 31, 2023. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $299.8 million, primarily over the next 15 years, substantially declining in year 16 through year 47. During the year ended December 31, 2023, we made a TRA payment of $0.8 million relating to tax year 2021. We expect a payment of $4.4 million relating to tax year 2022 to be made within the next 12 months.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Fiscal Years Ended
	December 31, 2023	December 25, 2022
Net cash provided by operating activities	$70,781	$56,889
Net cash used in investing activities	(87,837)	(47,017)
Net cash used in financing activities	(16,933)	(4,708)
Net (decrease) increase in cash and cash equivalents and restricted cash	(33,989)	5,164
Cash and cash equivalents and restricted cash at beginning of period	44,427	39,263
Cash and cash equivalents and restricted cash at end of period	$10,438	$44,427
Note: We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. Fiscal 2023 consisted of 53 weeks and fiscal 2022 consisted of 52 weeks. The 53rd week in fiscal 2023 included Christmas day, resulting in six operating days.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2023 was $70.8 million compared to net cash provided by operating activities of $56.9 million for the year ended December 25, 2022, an increase of $13.9 million or 24.4%. This increase was primarily driven by the change in non-cash items of $8.0 million and higher net income of $7.7 million, partially offset by the change in operating assets and liabilities of $1.8 million.

The $8.0 million change from the year ended December 25, 2022 in non-cash charges is primarily attributable to the loss on debt extinguishment, an increase in depreciation and amortization, the TRA liability adjustment, and an increase in our deferred income tax provision, partially offset by a decrease in amortization of debt issuance costs and discount and equity-based compensation expense. The increase in net income for the year ended December 31, 2023 was primarily due to higher revenue partially offset by the factors driving the aforementioned expenses as described in the consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 25, 2022. The $1.8 million change in our operating asset and liability balances was primarily driven by operating assets and liabilities being a source of net cash of $2.1 million in year ended December 31, 2023, compared to a source of net cash of $3.9 million in the year ended December 25, 2022 driven by the change in other current assets due to increased cash outflows for insurance premiums and occupancy and change in other assets and liabilities due to the implementation of a new ERP system.

Portillo's Inc. Form 10-K | 32

Investing Activities

Net cash used in investing activities was $87.8 million for the year ended December 31, 2023 compared to net cash used in investing activities of $47.0 million for the year ended December 25, 2022, an increase of $40.8 million or 86.8%. This increase was primarily due to the number of restaurant openings and builds in process during 2023 and the planned restaurant openings for 2024.

Financing Activities

Net cash used in financing activities was $16.9 million for the year ended December 31, 2023 compared to net cash used in financing activities of $4.7 million for the year ended December 25, 2022, an increase of $12.2 million or 259.7%. This increase is primarily due to the refinancing of our long-term debt as described in Note 9. Debt, the payment of deferred financing costs of $3.6 million and payments made under the TRA of $0.8 million.

2023 Revolver Facility and Liens

On February 2, 2023, Holdings, the Borrower, the other Guarantors party thereto from time to time, each lender party thereto from time to time and Fifth Third Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender entered into the 2023 Credit Agreement which provides for the 2023 Term Loan in an initial aggregate principal amount of $300.0 million and the 2023 Revolver Facility in an initial aggregate principal amount of $100.0 million. Refer to Note 9. Debt for additional information.

Material Cash Requirements

Our material cash requirements greater than twelve months include:

Debt. Refer to Note 9. Debt to the consolidated financial statements for further information of our obligations and the timing of expected payments.

Lease obligations. Refer to Note 10. Leases to the consolidated financial statements for further information of our obligations and the timing of expected payments.

Liabilities under the tax receivable agreement. Refer to Note 14. Income Taxes to the consolidated financial statements for further information of our obligations.

We may enter into purchase commitments relating to supply chain, construction, marketing and other service-related arrangements that occur in the normal course of business. Such commitments are typically short-term in nature and are not material as of December 31, 2023.

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of consolidated financial statements. We describe our significant accounting policies in Note 2. Summary Of Significant Accounting Policies to the consolidated financial statements.

Critical accounting estimates are defined as those reflective of significant judgments, estimates and uncertainties, which may result in materially different results under different assumptions and conditions. Due to their inherent uncertainty, these judgments and estimates may be subject to change, which could materially impact future periods.

Liabilities Under Tax Receivable Agreement

As described in "Liquidity Upon IPO", we are a party to the TRA under which we are contractually committed to pay certain of our pre-IPO LLC Members 85% of the amount of any tax savings that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. Therefore, we would only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax

Portillo's Inc. Form 10-K | 33

benefits. As of December 31, 2023, we recognized $299.8 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would de-recognize the portion of the liability related to the benefits not expected to be utilized.

Additionally, we estimate the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current on our consolidated balance sheet. This determination is based on our estimate of taxable income for the previous fiscal year and the timing of the anticipated payments. To the extent our estimate differs from actual results, we may be required to reclassify portions of our liabilities under the TRA between current and non-current. We expect a payment of $4.4 million to be made within the next 12 months.

Income Taxes

We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Portillo’s OpCo and will be taxed at the prevailing corporate tax rates. In addition to tax liabilities, we also will incur expenses related to our operations, plus payments under the TRA, which are expected to be significant. We intend to cause Portillo’s OpCo to make cash distributions to us in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the TRA. We anticipate that we will account for the income tax effects and corresponding TRA’s effects resulting from future taxable exchanges or redemptions of LLC Units of pre-IPO LLC Members by us or Portillo’s OpCo by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the purchase or redemption.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We will record a valuation allowance when necessary to reduce the carrying value of certain deferred tax assets to their respective net realizable value (if any). As of December 31, 2023, we had $184.7 million of deferred tax assets, net of the recorded valuation allowance.

Under the provisions of ASC 740—Income Taxes, as it relates to accounting for uncertainties in tax positions, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the tax year ended December 31, 2023, we did not record any unrecognized tax benefits.

Portillo's Inc. Form 10-K | 34

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

Interest Rate Risk

Our credit facilities incur interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 31, 2023 and December 25, 2022, we had a total of $309.4 million and $322.4 million, respectively, in outstanding borrowings under our 2023 Term Loan and 2023 Revolver Facility, excluding unamortized debt discount and deferred issuance costs. See Note 9. Debt for individual balances for our 2023 Term Loan and 2023 Revolver Facility. Based on the terms of the 2023 Credit Agreement, as of December 31, 2023, a change of one hundred basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $3.9 million on an annual basis.

Effects of Inflation

Inflation has the potential to impact restaurant operating expenses at all levels. Whether that pressure originates from commodity costs, labor expenses, energy or transportation, this can have a material influence on restaurant margins.

Several strategies are employed to combat the ongoing inflationary pressures, including improvement to restaurant operating efficiencies, strategic menu price increases and supplier partner engagement via pricing programs. A well-balanced portfolio of varying risk management approaches related to supplier partner management assists in ensuring varying degrees of cost mitigation. These platforms vary from long-term, fixed price agreements to commodity market-based indexed pricing programs.

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

Portillo's Inc. Form 10-K | 35

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Portillo's Inc. Form 10-K | 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Portillo’s Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Portillo’s Inc. and subsidiaries (the “Company”) as of December 31, 2023, and December 25, 2022, the related consolidated statements of operations, stockholders’ and members’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and December 25, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Tax Receivable Agreement—Refer to Note 2 and Note 14 to the financial statements

Critical Audit Matter Description

On October 20, 2021, the Company completed its initial public offering in a series of transaction steps, which resulted in the Company owning a majority of PHD Group Holdings, LLC. The Company is a C-corporation holding company owning a partnership interest in PHD Group Holdings, LLC, commonly referred to as an Up-C structure. In connection with the initial public offering, the Company entered into a Tax Receivable Agreement ("TRA") and recorded a liability under the TRA. Under the TRA, the Company will be required to pay certain pre-IPO owners 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes. The payments related to the initial and subsequent exchanges are treated as additional consideration paid, which in turn increases the tax basis of the Company’s investment in the Partnership. Most of this tax basis is amortizable under requisite sections of the Internal Revenue Code.

Portillo's Inc. Form 10-K | 37

The amounts payable, as well as the timing of such payments, under the TRA are dependent upon significant future events and assumptions, including among others: (i) the amount and timing of exchanges, (ii) the characterization of the tax basis step-up, (iii) the depreciation and amortization periods that apply to the increase in tax basis (iv), the amount and timing of taxable income the Company generates in the future and (v) the U.S. federal, state, and local income tax rates then applicable.

Given the complexity of the calculation and high volume of inputs used to estimate the TRA liability, performing audit procedures to evaluate the accuracy of the calculation and appropriateness of the inputs required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the TRA liability included the following, among others:
•We tested the effectiveness of controls over management’s determination of the TRA liability, including controls over significant tax judgments and estimates.
•With the assistance of our income tax specialists, our audit procedures related to the TRA liability included evaluating and assessing the following, among others:
◦We evaluated the appropriateness of management’s application of the accounting for the TRA liability, and the reasonableness of the methods, inputs, and assumptions used by management to determine the TRA liability.
◦We evaluated the impact of partnership exchange transactions on the computation of the TRA liability by performing testing, on a sample basis, of exchanges, tax basis amounts and calculations related to the step-up in basis.
◦For each tax basis step-up captured by the TRA, we evaluated the characterization of the step-up for appropriateness and consistency with the TRA.
◦We tested the appropriateness of the tax rates and tax amortization utilized in the determination of the TRA liability, by agreeing to the terms in the TRA and applicable federal and state tax laws.
◦We evaluated the Company’s taxable income forecast as it relates to the estimated timing and amount of utilization of the tax basis step-up captured by the TRA.
◦We tested the mathematical accuracy of the TRA liability calculation by recomputing the liability.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 27, 2024

We have served as the Company's auditor since 2014.

Portillo's Inc. Form 10-K | 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Portillo’s Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Portillo’s Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 27, 2024

Portillo's Inc. Form 10-K | 39

PORTILLO'S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2023	December 25, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$10,438	$44,427
Accounts and tenant improvement receivables	14,183	8,590
Inventory	8,733	7,387
Prepaid expenses	8,565	4,922
Total current assets	41,919	65,326
Property and equipment, net	295,793	227,036
Operating lease assets	193,825	166,808
Goodwill	394,298	394,298
Trade names	223,925	223,925
Other intangible assets, net	28,911	31,800
Equity method investment	16,684	16,274
Deferred tax assets	184,701	150,497
Other assets	5,485	4,119
Total other assets	854,004	820,913
TOTAL ASSETS	$1,385,541	$1,280,083

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,189	$30,273
Current portion of long-term debt	7,500	4,155
Short-term debt	15,000	—
Current portion of Tax Receivable Agreement liability	4,428	813
Current deferred revenue	7,180	7,292
Short-term operating lease liability	5,577	4,849
Accrued expenses	32,039	29,915
Total current liabilities	104,913	77,297
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	283,923	314,425
Tax Receivable Agreement liability	295,390	252,003
Long-term operating lease liability	238,414	200,166
Other long-term liabilities	2,791	3,291
Total long-term liabilities	820,518	769,885
Total liabilities	925,431	847,182

COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, 0.00 issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 55,502,375 and 48,420,723 shares issued and outstanding as of December 31, 2023 and December 25, 2022, respectively	555	484
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 17,472,926 and 23,837,162 shares issued and outstanding as of December 31, 2023 and December 25, 2022, respectively	—	—
Additional paid-in-capital	308,212	260,664
Retained earnings (accumulated deficit)	13,612	(4,812)
Total stockholders' equity attributable to Portillo's Inc.	322,379	256,336
Non-controlling interest	137,731	176,565
Total stockholders' equity	460,110	432,901
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,385,541	$1,280,083
See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 40

PORTILLO'S INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Fiscal Years Ended
	December 31, 2023	December 25, 2022	December 26, 2021

REVENUES, NET	$679,905	$587,104	$534,952

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	230,869	204,237	166,764
Labor	173,868	154,392	138,788
Occupancy	33,358	30,657	28,060
Other operating expenses	76,639	65,312	59,258
Total restaurant operating expenses	514,734	454,598	392,870

General and administrative expenses	78,835	66,892	87,089
Pre-opening expenses	9,019	4,715	3,565
Depreciation and amortization	24,313	20,907	23,312
Net income attributable to equity method investment	(1,401)	(1,083)	(797)
Other income, net	(1,035)	(204)	(1,099)
OPERATING INCOME	55,440	41,279	30,012
Interest expense	27,470	27,644	39,694
Interest income	(212)	—	—
Tax Receivable Agreement liability adjustment	(3,349)	(5,345)	—
Loss on debt extinguishment	3,465	—	7,265
INCOME (LOSS) BEFORE INCOME TAXES	28,066	18,980	(16,947)
Income tax expense (benefit)	3,248	1,823	(3,531)
NET INCOME (LOSS)	24,818	17,157	(13,416)
Less: Redeemable preferred units accretion	—	—	(21,176)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON HOLDERS	24,818	17,157	(34,592)
Net income (loss) attributable to non-controlling interests	6,394	6,306	(19,408)
NET INCOME (LOSS) ATTRIBUTABLE TO PORTILLO'S INC.	$18,424	$10,851	$(15,184)

Income (loss) per common share attributable to Portillo's Inc.:
Basic	$0.34	$0.28	$(0.42)
Diluted	$0.32	$0.25	$(0.42)

Weighted-average common shares outstanding:
Basic	53,806,570	38,902,259	35,807,171
Diluted	57,307,784	42,715,977	35,807,171
See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 41

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(In thousands, except unit/share data)

FOR THE FISCAL YEARS ENDED DECEMBER 25, 2022 and DECEMBER 26, 2021

	Preferred Units			Class A Common Stock		Class B Common Stock
	Units	Amount	Members' Equity	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling interest	Total Equity
Balance, as of December 27, 2020	100,000	$200,571	$140,709	—	$—	—	$—	$—	$—	$—	$140,709
Redeemable preferred units accretion and redemption premium	—	21,176	(21,176)	—	—	—	—	—	—	—	(21,176)
Issuance of common units	—	—	100	—	—	—	—	—	—	—	100
Repayment of subscription receivable	—	—	499	—	—	—	—	—	—	—	499
Net income prior to the Transactions	—	—	21,942	—	—	—	—	—	—	—	21,942
Unit-based compensation prior to the Transactions	—	—	492	—	—	—	—	—	—	—	492
Effect of the Transactions	—	—	(142,566)	12,496,361	125	35,673,321	—	71,416	—	71,150	125
Issuance of Class A common stock sold in initial public offering, net of underwriting discounts of $29.1 million and other offering expenses of $7.1 million	—	—	—	23,310,810	233	—	—	372,658	—	—	372,891
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	(185,980)	—	185,980	—
Payoff of redeemable preferred units	(100,000)	(221,747)	—	—	—	—	—	—	—	—	—
Net loss subsequent to the Transactions	—	—	—	—	—	—	—	—	(15,950)	(19,408)	(35,358)
Equity-based compensation subsequent to the Transactions	—	—	—	—	—	—	—	14,477	—	14,420	28,897
Establishment of Tax Receivable Agreement liability and corresponding deferred tax assets	—	—	—	—	—	—		(85,715)	—	—	(85,715)
Balance, as of December 26, 2021	—	$—	$—	35,807,171	$358	35,673,321	$—	$186,856	$(15,950)	$252,142	$423,406
Net income	—	—	—	—	—	—	—	—	10,851	6,306	17,157
Adoption of Accounting Standards Codification 842 - Leases	—	—	—	—	—	—	—	—	287	174	461
Equity-based compensation expense	—	—	—	—	—	—	—	8,820	—	7,317	16,137
Activity under equity-based compensation plans	—	—	—	777,393	8	—	—	(606)	—	—	(598)
Redemption of LLC Units in connection with the secondary offering	—	—	—	11,836,159	118	(11,836,159)	—	(118)	—	—	—
Non-controlling interest adjustment	—	—	—	—	—	—	—	89,374	—	(89,374)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	—	—	—	(23,662)	—	—	(23,662)
Balance, as of December 25, 2022	—	$—	$—	48,420,723	$484	23,837,162	$—	$260,664	$(4,812)	$176,565	$432,901

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 42

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(In thousands, except unit/share data)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-controlling interest	Total Equity
Balance, as of December 25, 2022	48,420,723	$484	23,837,162	$—	$260,664	$(4,812)	$176,565	$432,901
Net income	—	—	—	—	—	18,424	6,394	24,818
Equity-based compensation expense	—	—	—	—	11,522	—	4,020	15,542
Activity under equity-based compensation plans	717,416	7	—	—	953	—	—	960
Redemption of LLC Units in connection with the secondary offering	6,350,717	64	(6,350,717)	—	(64)	—	—	—
Redemption of LLC interests	13,519	—	(13,519)	—	—	—	—	—
Non-controlling interest adjustment	—	—	—	—	48,849	—	(48,849)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(13,712)	—	—	(13,712)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(399)	$(399)
Balance, as of December 31, 2023	55,502,375	$555	17,472,926	$—	$308,212	$13,612	$137,731	$460,110

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 43

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	December 31, 2023	December 25, 2022	December 26, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,818	$17,157	$(13,416)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,313	20,907	23,312
Amortization of debt issuance costs and discount	1,001	2,751	3,607
Loss on sales of assets	592	398	256
Equity-based compensation	15,542	16,137	29,389
Deferred rent and tenant allowance	—	—	4,120
Deferred income tax provision (benefit)	3,249	1,820	(3,532)
Tax Receivable Agreement liability adjustment	(3,349)	(5,345)	—
Amortization of deferred lease incentives	—	—	(388)
Gift card breakage	(917)	(798)	(715)
Loss on debt extinguishment	3,465	—	7,265
Changes in operating assets and liabilities:
Accounts receivables	(679)	191	(777)
Receivables from related parties	(82)	96	(152)
Inventory	(1,346)	(1,309)	(1,003)
Other current assets	(3,643)	914	(2,921)
Operating lease assets	7,402	6,793	—
Accounts payable	209	(3,621)	1,788
Accrued expenses and other liabilities	3,021	1,587	(4,521)
Operating lease liabilities	(2,033)	(2,426)	—
Deferred lease incentives	1,501	1,651	690
Other assets and liabilities	(2,283)	(14)	(128)
NET CASH PROVIDED BY OPERATING ACTIVITIES	70,781	56,889	42,874
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(87,918)	(47,061)	(36,183)
Purchase of investment securities	—	—	(200)
Proceeds from the sale of property and equipment	81	44	123
NET CASH USED IN INVESTING ACTIVITIES	(87,837)	(47,017)	(36,260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	15,000	—	—
Proceeds from long-term debt	300,000	—	—
Payments of long-term debt	(328,053)	(3,324)	(158,324)
Proceeds from equity offering, net of underwriting discounts	179,306	364,956	437,078
Repurchase of outstanding equity / Portillo's OpCo units	(179,306)	(364,956)	(57,010)
Distributions paid to non-controlling interest holders	(399)	—	—
Proceeds from stock option exercises	1,879	1,890	—
Employee withholding taxes related to net settled equity awards	(1,505)	(2,632)	—
Proceeds from Employee Stock Purchase Plan purchases	527	129	—
Payments of Tax Receivable Agreement liability	(813)	—	—
Payment of deferred financing costs	(3,569)	—	—
Payment of initial public offering issuance costs	—	(771)	(6,279)
Payment of preferred units and preferred units liquidation	—	—	(221,747)
Payment of long-term debt prepayment penalty	—	—	(3,100)
Proceeds from issuance of common units	—	—	100
Repayment of stock subscription receivable	—	—	499
NET CASH USED IN FINANCING ACTIVITIES	(16,933)	(4,708)	(8,783)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(33,989)	5,164	(2,169)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	44,427	39,263	41,432
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$10,438	$44,427	$39,263

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 44

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	December 31, 2023	December 25, 2022	December 26, 2021
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$28,282	$23,968	$43,544
Income tax paid	—	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$12,729	$9,796	$2,195
Redeemable preferred units accretion	—	—	(21,176)
Deferred offering costs in accounts payable	—	—	771
Establishment of liabilities under Tax Receivable Agreement	51,165	101,524	156,638

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 45

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF BUSINESS

Portillo’s Inc. ("Inc.") was formed and incorporated as a Delaware corporation on June 8, 2021. Inc. was formed for the purpose of completing an initial public offering ("IPO") and related reorganization transactions (collectively, the "Transactions”) in order to carry on the business of PHD Group Holdings LLC and its subsidiaries ("Portillo's OpCo"). Following the consummation of the Transactions on October 20, 2021, Inc. became the sole managing member of Portillo’s OpCo, and as sole managing member, Inc. operates and controls all of the business and affairs of Portillo's OpCo. As a result, Inc. consolidates the financial results of Portillo's OpCo and reports a non-controlling interest representing the economic interest in Portillo's OpCo held by the other members of Portillo's OpCo (the "pre-IPO LLC Members"). Unless the context otherwise requires, references to "we," "us," "our," "Portillo's," and the "Company" refer to Portillo's Inc. and its subsidiaries, including Portillo's OpCo.

The Company operates fast-casual restaurants in 10 states, along with two food production commissaries in Illinois. As of December 31, 2023 and December 25, 2022, the Company had 83 and 71 restaurants in operation, respectively). The Company also had two non-traditional locations in operation as of December 31, 2023 and December 25, 2022. These non-traditional locations include a food truck and a ghost kitchen (small kitchen with no store-front presence, used to fill online orders). Portillo's Inc., additionally has a 50% interest in a single restaurant owned by C&O, which is excluded from the Company's restaurant count. The Company’s principal corporate offices are located in Oak Brook, Illinois.

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

Portillo's Inc. Form 10-K | 46

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
Secondary Offerings

In the first quarter of 2023, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $21.05 per share. On April 5, 2023, the Underwriter exercised its overallotment option in part, to purchase an additional 620,493 shares of the Company's Class A common stock at an offering price of $21.05 per share (collectively the "Q1 2023 Secondary Offering and Overallotment Option"). We used all of the net proceeds from the Q1 2023 Secondary Offering and Overallotment Option to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. The proceeds from the Q1 2023 Secondary Offering and Overallotment Option were used to (i) purchase 2,269,776 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 6,350,717 LLC Units held by the pre-IPO LLC Members. In connection with the redemption, 6,350,717 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled, and the Company received 6,350,717 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

In the third and fourth quarters of 2022, the Company completed two secondary offerings of 8,066,458 shares (including 66,458 shares sold to the underwriters pursuant to their overallotment option) and 8,000,000 shares, respectively, of the Company's Class A common stock at an offering price of $23.75 and $22.69, respectively, per share.

As of December 31, 2023, the Company owned 76.1% of Portillo's OpCo and the pre-IPO LLC Members owned the remaining 23.9% of Portillo's OpCo.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2023 consisted of 53 weeks. Both fiscal 2022 and 2021 each consisted of 52 weeks. The 53rd week in fiscal 2023 coincided with Christmas, resulting in six operating days. The fiscal periods presented in this report are years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively. Unless otherwise stated, references to years in this report relate to fiscal years.

Portillo's Inc. Form 10-K | 47

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Accounts and Tenant Improvement Receivables

Accounts and tenant improvement receivables consist primarily of vendor rebates, tenant improvement receivables, and delivery receivables as well as receivables from related parties (see Note 17. Related Party Transactions). The Company evaluates the collectability of its Accounts and tenant improvement receivables based on a variety of factors, including historical experience, current and future economic and market conditions and other factors. Based on these factors, no allowance for uncollectible accounts was recorded at December 31, 2023 or December 25, 2022.

Inventory

Inventory, which consists mainly of food products, is valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out (FIFO) method. No other adjustment is deemed necessary to reduce inventory to lower of cost or net realizable value due to the rapid turnover and high utilization of inventory.

The Company operates two commissaries to supply the Company's restaurants with several products and ensures product consistency and quality. The commissaries derive revenue principally from the sale and distribution of food to our distributors, who, in turn, sell the food to the restaurants. This is considered under ASC 845, Non-Monetary Transactions, and the impact on the statement of operations is not material. These products are held as inventory at distributors on a short-term consignment basis. Inventories subject to these consignment arrangements are recorded on the Company’s consolidated balance sheet and were $0.9 million and $0.7 million as of December 31, 2023 and December 25, 2022, respectively.

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

Portillo's Inc. Form 10-K | 48

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

The Company’s indefinite-lived intangible assets consist of trade names and trademarks (collectively “trade names”). The Company estimates the fair value of its trade names using a relief-from-royalty income approach. If the fair value of the trade name is less than its carrying value, an impairment loss is recorded for the difference between the estimated fair value and carrying value of the intangible assets.

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

The Company also offers delivery services to its customers. Delivery sales are generally fulfilled by third-party delivery partners whether ordered through the Portillo's app and website ("Dispatch Sales") or through third-party delivery partners ("Marketplace Sales"). Dispatch Sales include delivery and service fees as the Company controls the delivery. Revenue from Dispatch Sales is recognized when food is delivered to the customer. For these sales, the Company receives payment directly from the customer at the time of sale. Revenue for Marketplace Sales is recognized in the amount paid to the delivery partner by the customer for food and excludes delivery and service fees charged by the third-party delivery partner as the Company does not control the delivery. Revenue from Marketplace Sales is recognized when food is delivered to the

Portillo's Inc. Form 10-K | 49

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
customer. For these sales, the Company receives payment from the delivery partner subsequent to the transfer of order, which is generally paid one week in arrears. For all delivery sales of food, the Company is considered the principal and recognizes revenue on a gross basis.

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

Employee Benefits

The Company sponsors a 401(k) plan for all employees that are eligible based upon age and length of service. The expenses incurred for Company matching contributions to the plan were approximately $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively.

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

The Company adopted an Employee Share Purchase Plan (“ESPP”) in June 2022 under which qualifying employees may be granted purchase rights to the Company’s common shares at not less than 85% of the market price on the purchase date, subject to Company discretion. The ESPP has a maximum of 250,000 shares of the Company's Class A common stock available for issuance. Eligible employees are able to contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions, subject to an annual maximum dollar amount. The expense incurred under the ESPP for the years ended December 31, 2023 and December 25, 2022, was immaterial. The expense is included within general and administrative expenses and labor in the consolidated statement of operations.

Advertising and Marketing Expenses

Advertising costs are expensed the first-time advertising takes place, while the costs of producing advertising are expensed during production and the costs of communicating advertising are expensed as services are received. Advertising and marketing expenses totaled $5.9 million, $4.0 million and $3.1 million for the years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively. Advertising and marketing expenses included in other operating expenses in the consolidated statements of operations primarily relate to sponsorships, restaurant merchandising and charitable giving; and those expenses included in general and administrative expenses in the consolidated statements of operations primarily consist of branding initiatives. The year-over-year change for 2023 is primarily related to an advertising campaign in the Chicagoland market in the fourth quarter of 2023.

Portillo's Inc. Form 10-K | 50

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Cloud-Based Software Implementation Costs

The Company has entered into cloud-based software hosting arrangements for which it incurs implementation costs. Certain costs incurred during the application development stage are capitalized and included within prepaid expenses or other assets, depending on the long or short-term nature of such costs, in line with the Company's policy on the accounting for prepaid software hosting arrangements. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Capitalized cloud-based software implementation costs are amortized, beginning on the date the related software or module is ready for its intended use, on a straight-line basis over the remaining term of the hosting arrangement as a component of general and administrative expenses, the same line item as the expense for the associated hosting arrangement.

As of December 31, 2023, the Company had $2.0 million of capitalized cloud-based software implementation costs made up of $0.3 million recorded within prepaid expenses and $1.7 million recorded within other assets related to a new enterprise resource planning system.

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

Upon the possession of a leased asset, we determine its classification as an operating or finance lease. As of December 31, 2023, all of our leases are classified as operating leases. Operating lease assets and liabilities are recognized at the lease commencement date. We make judgments regarding the probable term for each lease, which can impact the classification and accounting for a lease as operating or financing, as well as the amount of straight-line rent expense in a particular period. Generally, the leases for the Company's restaurant locations have an initial term of 10 years to 20 years and typically provide for renewal options in five-year increments, as well as rent escalations. Renewal options are generally recognized as part of the right-of-use assets and lease liabilities as it is reasonably certain at commencement date that we would exercise the options to extend the lease. Some of our real estate leases provide for base rent, plus if applicable, additional rent based on gross sales, as defined in each lease agreement, which is considered to be variable rent. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. Lease expense incurred before a restaurant opens is recorded in pre-opening expenses in the consolidated statements of operations. Once a restaurant opens, we record the straight-line lease expense and any contingent rent, if applicable, in occupancy on the consolidated statements of operations. Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in occupancy, other operating expenses, or pre-opening expenses on the consolidated statements of operations and is generally considered to be variable rent. For leases with a lease term of 12 months or less ("short-term operating lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the consolidated balance sheets.

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

Portillo's Inc. Form 10-K | 51

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Tax Receivable Agreement

The Company is party to a TRA with certain pre-IPO LLC Members that provides for the payment by the Company of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. We account for the TRA liability in accordance with ASC 450 - Contingencies. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. Therefore, we would only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of taxable income generated by Portillo's OpCo each year and the applicable tax rates. Refer to Note 1. Description Of Business for additional information on the TRA.

The amounts recorded for both the deferred tax assets and the liability for the Company's obligations under the TRA will be estimated at the time of any purchase or exchange as a reduction to shareholders' equity, and the effects of changes in any of the Company's estimates after this date will be included in net income or loss. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income or loss.

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

Portillo's Inc. Form 10-K | 52

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards

In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If, by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is currently evaluating the effect of adopting this ASU.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU.

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. FASB has extended the sunset date to December 31, 2024. The Company does not believe the impact of the transition from LIBOR to alternative reference rates was material to its consolidated financial statements.

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

The Company also offers delivery services to customers which are generally classified as either Dispatch Sales or Marketplace Sales. Refer to Note 2. Summary Of Significant Accounting Policies for additional information regarding revenue recognition for Dispatch Sales and Marketplace Sales.

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues, net in the consolidated statements of operations. The Company recognized gift card breakage of $0.9 million, $0.8 million, and $0.7 million in the years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively.

Portillo's Inc. Form 10-K | 53

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability is included in current deferred revenue on the consolidated balance sheets as follows (in thousands):

	December 31, 2023	December 25, 2022
Gift card liability	$6,981	$6,988

Revenue recognized in the consolidated statements of operations for the redemption of gift cards that were included in their respective liability balances at the beginning of the year is as follows (in thousands):

	Fiscal Years Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Revenue recognized from gift card liability balance at the beginning of the year	$3,822	$3,598	$3,279

NOTE 4.    INVENTORIES

Inventory consisted of the following (in thousands):

	December 31, 2023	December 25, 2022
Raw materials	$6,737	$5,722
Work in progress	157	104
Finished goods	912	876
Consigned inventory	927	685
	$8,733	$7,387

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 25, 2022
Land improvements	$19,000	$16,369
Furniture, fixtures, and equipment	155,871	126,130
Leasehold improvements	227,080	153,341
Transportation equipment	2,881	2,281
Construction-in-progress	16,808	35,386
	421,640	333,507
Less: accumulated depreciation	(125,847)	(106,471)
	$295,793	$227,036

Depreciation expense was $21.4 million, $18.0 million, and $16.9 million for the years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively, and was included in depreciation and amortization in the consolidated statements of operations.

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

Portillo's Inc. Form 10-K | 54

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For indefinite-lived intangibles, the relief-from-royalty method estimates the fair value of an intangible asset based on what a third-party would pay for the right to use that asset. The most significant assumptions utilized in the relief-from-royalty method are projected revenues and the royalty rate.

No impairment charges were recognized for goodwill or indefinite-lived intangible assets for the years ended December 31, 2023, December 25, 2022 and December 26, 2021.

Intangibles, net consisted of the following (in thousands):

	As of December 31, 2023

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(27,206)	28,911
	$280,042	$(27,206)	$252,836

	As of December 25, 2022

	Gross Carrying Amount	Accumulated Amortization	ASC 842 Adjustment	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(24,317)	—	31,800
Covenants not-to-compete	40,799	(40,799)	—	—
Favorable rental contracts	2,991	(1,849)	(1,142)	—
	$323,832	$(66,965)	$(1,142)	$255,725

Approximately $1.1 million of net favorable rental contract intangible assets were reclassified to operating lease assets in the consolidated balance sheet in accordance with ASC 842 upon transition at December 27, 2021.

Amortization expense was $2.9 million, $2.9 million, and $6.4 million for the years ended December 31, 2023, December 25, 2022 and December 26, 2021 respectively, and was included in depreciation and amortization in the consolidated statements of operations.

The estimated aggregate amortization expense related to intangible assets held at December 31, 2023 for the next five years and thereafter is as follows (in thousands):

Estimated Amortization
2024	2,813
2025	2,707
2026	2,707
2027	2,707
2028	2,707
Thereafter	15,270
$28,911

Portillo's Inc. Form 10-K | 55

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of the Company's cash and cash equivalents and restricted cash, accounts and tenant improvement receivables, accounts payable and all other current assets and liabilities approximate fair values due to the short-term nature of these financial instruments.

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

As of December 31, 2023 and December 25, 2022, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	December 31, 2023	December 25, 2022
	Level 1
Assets - Investments designated for deferred compensation plan
Cash/money accounts	$1,083	$1,470
Mutual Funds	2,181	2,241
Total assets	$3,264	$3,711
As of December 31, 2023 and December 25, 2022 we had no Level 2 or Level 3 assets.
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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, net, operating lease assets, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the years ended December 31, 2023, December 25, 2022 and December 26, 2021.

Portillo's Inc. Form 10-K | 56

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts and tenant improvement receivables consisted of the following (in thousands):

	December 31, 2023	December 25, 2022
Tenant improvement receivable	$8,081	$3,218
Accounts receivable	6,102	5,372
Total	$14,183	$8,590

Prepaid expenses consisted of the following (in thousands):

	December 31, 2023	December 25, 2022
Prepaid insurance	$3,060	$1,969
Prepaid occupancy	2,314	504
Other prepaid expenses	3,191	2,449
Total	$8,565	$4,922

Accrued expenses consisted of the following (in thousands):

	December 31, 2023	December 25, 2022
Salaries, wages, and other compensation	$18,019	$16,699
Rent and real estate taxes	6,551	5,738
Insurance	3,310	2,866
Interest	170	2,262
Sales tax	3,477	1,956
Other accrued expenses	512	394
Total	$32,039	$29,915

NOTE 9.    DEBT

Debt consisted of the following (in thousands):

	December 31, 2023	December 25, 2022
2023 Term Loan	$294,375	$—
2014 Term B-3 Loans	—	322,428
2023 Revolver Facility	15,000	—
Unamortized discount and debt issuance costs	(2,952)	(3,848)
Total debt, net	306,423	318,580
Less: Short-term debt	(15,000)	—
Less: Current portion of long-term debt	(7,500)	(4,155)
Long-term debt, net	$283,923	$314,425
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

As of December 31, 2023, the interest rates on the 2023 Term Loan and 2023 Revolver Facility were 8.00% and 8.23%, respectively. Pursuant to the 2023 Credit Agreement, as of December 31, 2023, the commitment fees to maintain the 2023 Revolver Facility were 0.250% and letter of credit fees were 2.75%. Commitment fees, letter of credit fees, and letter of credit fronting fees are recorded as interest expense in the consolidated statements of operations. As of December 31, 2023, the effective interest rate for the 2023 Credit Agreement was 8.36%.

The 2023 Term Loan will amortize in quarterly installments equaling an aggregate annual amount of $7.5 million for the first two (2) years following the Closing Date, (b) $15.0 million for the third (3rd) and fourth (4th) years following the Closing Date, and (c) $30.0 million for the fifth (5th) year following the Closing Date, commencing on the last day of the first full fiscal quarter ended after the Closing Date, with the balance payable on the final maturity date.

As of December 31, 2023, outstanding borrowings under the 2023 Credit Agreement totaled $309.4 million, comprising of $294.4 million under the 2023 Term Loan, and $15.0 million under the 2023 Revolver Facility. Letters of credit issued under the 2023 Revolver Facility totaled $4.3 million. As a result, as of December 31, 2023, the Company had $80.7 million available under the 2023 Revolver Facility.

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

In connection with the Third Amendment to 2014 Credit Agreement, the interest rates spread for the 2014 Term B-3 Loans increased by 100 basis points to 5.50% for the adjusted London interbank offered rate ("Eurocurrency Rate") loans. As of December 25, 2022, and December 26, 2021, the interest rates on the 2014 Term B-3 Loans was 9.57% and 6.50%. Beginning with December 31, 2019, the Company is required to pay on the last business day of each calendar quarter, March 31, June 30, September 30, and December 31, an aggregate principal amount of $0.8 million.

As of December 25, 2022, the Company had no borrowings under the 2014 Revolving Facility. As of December 25, 2022, the interest rate on the 2014 Revolving Facility was 3.25%, subject to change based on a consolidated first lien net leverage ratio as defined in the 2014 Credit Agreement. As of December 25, 2022, the commitment fees, pursuant to the 2014 Credit Agreement, to maintain the 2014 Revolving Facility were 0.250%. Also pursuant to the 2014 Credit Agreement, as of December 25, 2022, letter of credit fronting fees were 0.125%. Commitment fees and letter of credit fronting fees are recorded as interest expense in the consolidated statements of operations. As of December 25, 2022, the effective interest rate was 10.39%.

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

Maturities of long-term debt

Principal payments on long-term debt (excluding the Revolving Facility) outstanding at December 31, 2023 for each year through maturity are as follows (in thousands):

2024	7,500
2025	13,125
2026	15,000
2027	26,250
2028	232,500
$294,375
Discount and Debt Issuance Costs

Pursuant to the 2023 Credit Agreement, the Company capitalized deferred financing costs and issuance discount of $3.6 million which will be amortized over the term of the 2023 Credit Agreement.

In connection with the repayment of the 2014 Credit Agreement and the Second Lien Term B-3 Loans as described above, deferred financing costs and original issuance discount of $3.5 million and $4.2 million were recorded as a loss on debt extinguishment during the year ended December 31, 2023 and December 26, 2021, respectively, in the consolidated statement of operations. There were no debt extinguishments during the year ended December 25, 2022.

The Company amortized $0.4 million, $2.0 million and $2.1 million of deferred financing costs, respectively, during each of the years ended December 31, 2023, December 25, 2022 and December 26, 2021, which was included in interest expense in the consolidated statements of operations. In addition, the Company also amortized $0.6 million, $0.8 million and $1.5 million in original issue discount related to the long-term debt, respectively, during each of the years ended December 31, 2023, December 25, 2022 and December 26, 2021 which was included in interest expense in the consolidated statements of operations.

Total interest costs incurred were $27.5 million, $27.6 million and $39.7 million for the years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively.

As of December 31, 2023 and December 25, 2022, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

Portillo's Inc. Form 10-K | 59

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The 2023 Credit Agreement is guaranteed by all domestic subsidiaries of the Borrower (subject to customary exceptions) and secured by liens on substantially all of the assets of Holdings, the Borrower and the subsidiary guarantors (subject to customary exceptions).

The 2023 Credit Agreement also includes certain financial covenants with respect to cash interest coverage and total net rent adjusted leverage. As of December 31, 2023, the Company was in compliance with all covenants in the 2023 Credit Agreement.

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

A summary of operating lease right-of-use assets and liabilities is as follows (in thousands):

Operating leases	Classification	December 31, 2023	December 25, 2022
Right-of-use assets	Operating lease assets	$193,825	$166,808
		193,825	166,808

Current lease liabilities	Short-term operating lease liability	5,577	4,849
Non-current lease liabilities	Long-term operating lease liability	238,414	200,166
		$243,991	$205,015

Portillo's Inc. Form 10-K | 60

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense were as follows (in thousands):

		Fiscal Years Ended
Operating leases	Classification	December 31, 2023	December 25, 2022
Operating lease cost	Occupancy Other operating expenses General and administrative expenses Pre-opening expenses	$28,861	$25,735
Short-term operating lease cost	Occupancy Other operating expenses	1,069	698
Variable lease cost	Occupancy Other operating expenses General and administrative expenses	3,714	3,604
		$33,644	$30,037

A summary of lease terms and discount rates for operating leases is as follows:

Operating leases	December 31, 2023	December 25, 2022
Weighted-average remaining lease term (years):	25.5	25.0
Weighted-average discount rate:	9.6%	9.8%

Supplemental cash flow information related to leases is as follows (in thousands):

	Fiscal Years End
	December 31, 2023	December 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$23,478	$21,476
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	33,176	10,682
As of December 31, 2023, the maturity analysis of the lease liabilities consisted of the following (in thousands):

Year Ending	Operating Leases
2024	$26,603
2025	26,268
2026	26,347
2027	25,583
2028	25,719
Thereafter	613,764
Total lease payments	744,284
Less: imputed interest	(500,293)
Total operating lease liabilities	$243,991

As of December 31, 2023, operating lease payments include $442.6 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $19.6 million of legally binding minimum payments for leases signed but not yet commenced.

Portillo's Inc. Form 10-K | 61

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Below are disclosures in accordance with the prior guidance, ASC 840, disclosed previously in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

A summary of rent expense under ASC 840 for operating lease agreements were as follows (in thousands):

Fiscal Year Ended
December 26, 2021
Minimum rentals	$22,363
Contingent rentals	679
Total rental expense	$23,042

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

Redemption of LLC Units in connection with Secondary Offerings

In the first quarter of 2023, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $21.05 per share. On April 5, 2023, the Underwriter exercised its overallotment option in part, to purchase an additional 620,493 shares of the Company's Class A common stock at an offering price of $21.05 per share. See Note 1. Description Of Business for additional information.

In the third and fourth quarters of 2022, the Company completed two secondary offerings of 8,066,458 shares (including 66,458 shares sold to the underwriters pursuant to their overallotment option) and 8,000,000 shares, respectively, of the Company's Class A common stock at an offering price of $23.75 and $22.69, respectively, per share.

As of December 31, 2023, the Company owned 76.1% of Portillo's OpCo and the pre-IPO LLC Members owned the remaining 23.9% of Portillo's OpCo. As of December 31, 2023, shareholders of the Blocker Companies and pre-IPO LLC Members owned 5,996,286 shares of Class A common stock and 17,472,926 shares of Class B common stock, respectively.

Equity-Based Compensation Plan Activity

We received an aggregate of 717,416 and 777,393 LLC Units in connection with the activity under our equity-based compensation plans during the years ended December 31, 2023 and December 25, 2022, respectively, related to the exercise of stock options, vested restricted stock awards and restricted stock units, and employee stock purchase plan purchases. See Note 13. Equity-Based Compensation for additional information.

NOTE 12.    NON-CONTROLLING INTERESTS

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

In the first and second quarters of 2023, in connection with the Q1 2023 Secondary Offering and Overallotment Option described in Note 1. Description Of Business, 6,350,717 of LLC Units and corresponding shares of Class B common stock were redeemed, respectively, by the pre-IPO LLC Members for newly-issued shares of Class A common stock. We received a total of 6,350,717 newly-issued LLC Units, increasing our total ownership interest in Portillo's OpCo.
As described in Note 1. Description Of Business, in the third and fourth quarters of 2022, the Company completed two secondary offerings of 8,066,458 shares (including 66,458 shares sold to the underwriters pursuant to their overallotment option) and 8,000,000 shares, respectively, of the Company's Class A common stock at an offering price of $23.75 and $22.69, respectively, per share.

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	December 31, 2023		December 25, 2022
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	55,502,375	76.1%	48,420,723	67.0%
Pre-IPO LLC Members	17,472,926	23.9%	23,837,162	33.0%
Total	72,975,301	100.0%	72,257,885	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for the fiscal years ended December 31, 2023 and December 25, 2022 was 25.9% and 45.8%, respectively. The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

Portillo's Inc. Form 10-K | 63

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Years Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Net income attributable to Portillo's Inc.	$18,424	$10,851	$(15,184)
Activity under equity-based compensation plans	953	(606)	—
Non-controlling interest adjustment	48,849	89,374	—
Redemption of LLC Units	(64)	(118)	—
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	(13,712)	(23,662)	—
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$54,450	$75,839	$(15,184)

NOTE 13.    EQUITY-BASED COMPENSATION

2021 Equity Incentive Plan

In connection with the IPO, the Company adopted the 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan is administered and interpreted by the Company's Board, including the authority to select participants in the 2021 Plan, determine the form and substance of awards under the 2021 Plan, determine the conditions and restrictions, if any, subject to which such awards will be made, modify the terms of awards, accelerate the vesting of awards, and make determinations regarding a participant’s termination of employment or service for purposes of an award. The types of awards available under the 2021 Plan include stock options (both incentive and non-qualified), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and stock-based awards. Employees, officers, non-employee directors or any natural person who is a consultant or other personal service provider to the Company or any of its subsidiaries or affiliates are eligible to participate in the 2021 Plan. All awards granted to participants under the 2021 Plan will be represented by an award agreement. Approximately 7.1 million shares of Class A common stock were authorized for awards under the 2021 Plan.

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
Activity for the Company's RSUs was as follows:

	Restricted Stock Units (in thousands)	Weighted-average grant date fair value per share
Non-vested, December 25, 2022	610	$20.48
Granted	325	20.09
Vested	(340)	20.53
Forfeited	(59)	20.32
Non-vested, December 31, 2023	536	$20.23
As of December 31, 2023, there was $8.1 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to vest over a weighted-average period of 1.5 years.

Portillo's Inc. Form 10-K | 64

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

On December 23, 2022, the Company granted 57,870 restricted stock awards (“RSAs”) to certain of its executive officers in recognition of their work and accomplishments in 2022. The RSAs vested immediately upon grant with certain transfer restrictions. RSAs surrendered to fulfill withholding tax obligations were not subject to any transfer restrictions, and 50% of the balance of the underlying shares were subject to a one-year holding requirement, and the balance of underlying shares was subject to a two-year holding requirement. The fair value of the RSAs surrendered was determined using Portillo's closing stock price on the date of grant, which was $17.19. The fair value of the awards with post-vesting restrictions was determined using the Black-Scholes option pricing model and the weighted average assumptions were as follows:

2022
Fair value	$14.98
Stock price	$17.19
Risk-free interest rate	4.45%
Expected life (years)	1.5
Annualized equity volatility	34.4%

No RSAs were issued during the years ended December 31, 2023 and December 26, 2021.

Performance Stock Options

The Company has granted performance stock options ("PSOs") to certain executive officers that will be eligible to vest in three (3) tranches based on stock performance conditions (i) one-third (1/3rd) of the PSOs will vest on the third anniversary of the IPO if the 20-day volume-weighted average price ("VWAP") for a share of common stock is $30.00 per share (1.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the second anniversary of the IPO and ending on the last trading day immediately preceding the third anniversary of the IPO; (ii) one-third (1/3rd) of the PSOs will vest on the fourth anniversary of the IPO if the 20-day VWAP for a share of common stock is $40.00 per share (2 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the third anniversary of the IPO and ending on the last trading day immediately preceding the fourth anniversary of the IPO; and (iii) one-third (1/3rd) of the PSOs will vest on the fifth anniversary of the IPO if the 20-day VWAP for a share of common stock is $50.00 per share (2.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the fourth anniversary of the IPO and ending on the last trading day immediately preceding the fifth anniversary of IPO. All PSOs are subject to continued service at each tranche date and if any tranches fail to vest, the unvested portion of such PSOs will be forfeited and will not be eligible to vest in subsequent years. The awards granted are exercisable within a 10-year period from the date of grant.

The grant date fair value of these awards was determined using a Monte-Carlo simulation model. The fair value and weighted average assumptions used to estimate the fair value of these PSOs were as follows:

	2023	2022	2021
Fair value	$2.30	$7.93	$7.58
Stock price	$17.86	$22.19	$20.00
Risk-free interest rate	4.96%	3.37%	0.93%
Expected life (years)	2.1	3.2	4.0
Annualized equity volatility	37.7%	51.9%	54.4%

Portillo's Inc. Form 10-K | 65

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity for the Company's PSOs was as follows:

	PSOs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding-December 25, 2022	1,807	$20.08
Granted	52	17.86
Exercised	—	—
Forfeited	(47)	20.00
Expired	—	—
Outstanding-December 31, 2023	1,812	20.02	7.9	—
Exercisable-December 31, 2023	—	—	—	—
Vested and expected to vest-December 31, 2023	1,652	$20.02	7.9	$—

As of December 31, 2023, there was $5.8 million of total unrecognized compensation cost related to unvested PSOs, which is expected to be recognized over a weighted average period of 2.0 years.

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

Portillo's Inc. Form 10-K | 66

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity under the 2014 Plan for the year ended December 31, 2023 was as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding-December 25, 2022	5,830	$4.60
Granted	—	—
Exercised	(501)	3.75
Forfeited	(56)	5.25
Expired	(12)	5.63
Outstanding-December 31, 2023	5,261	$4.67	3.7	$59,246
Vested-December 31, 2023	4,939	$4.64	3.5	$55,756
Vested and expected to vest-December 31, 2023	5,244	$4.67	3.7	$59,057

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect the fair value of each stock option. The weighted average assumptions used to estimate the fair value of stock options granted during the year ended December 26, 2021 was as follows:

2021
Fair value of stock option	$2.16
Risk-free interest rate	1.21%
Expected life (years)	6.5
Volatility	54.7%
As of December 31, 2023, there was $1.9 million of total unrecognized compensation cost related to unvested options under the 2014 plan, which is expected to be recognized over a weighted average period of 1.8 years.

Equity-Based Compensation Expense

Equity-based compensation expense is calculated based on equity awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time. Equity-based compensation expense included in the Company’s consolidated statements of operations was as follows (in thousands):

	Fiscal Years Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Labor	$1,647	$1,448	$561
General and administrative expenses	13,895	14,689	30,147
Total equity-based compensation expense	$15,542	$16,137	$30,708
Total equity-based compensation expense in 2022 decreased in comparison to 2021, primarily due to the recognition of cash compensation expense of approximately $1.3 million and a non-cash compensation expense of approximately $26.2 million in fiscal year 2021, due to the aforementioned modification of performance-vesting awards.

Employee Stock Purchase Plan

During the year ended December 31, 2023, the Company issued 29,808 shares under the Employee Stock Purchase Plan ("ESPP"). The shares issued under the ESPP are net of shares withheld for taxes. At December 31, 2023, 211,954 shares remained available for issuance under the ESPP. The expense incurred under the ESPP for the year ended December 31, 2023 and year ended December 25, 2022, was immaterial. The expense is included within general and administrative expenses and labor in the consolidated statement of operations.

Portillo's Inc. Form 10-K | 67

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.    INCOME TAXES

We are the sole managing member of Portillo's OpCo, and consolidate the financial results of Portillo's OpCo. Portillo's OpCo is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Portillo's OpCo is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Portillo's OpCo is passed through to and included in the taxable income or loss of its members, including us, based upon the respective member's ownership percentage in Portillo's OpCo. Beginning in Fiscal 2021, we are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Portillo's OpCo subsequent to the IPO and Transactions, as well as any stand-alone income or loss generated by Portillo's Inc.

Income Tax Expense (Benefit)

The components of income tax expense (benefit) are as follows (in thousands):

	Fiscal Years Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Current income taxes:
Federal	$—	$—	$—
State and local	(1)	3	1
Total current income taxes	(1)	3	1
Deferred income taxes:
Federal	3,750	(178)	(2,653)
State and local	(501)	1,998	(879)
Total deferred income taxes	3,249	1,820	(3,532)
Income tax expense (benefit)	$3,248	$1,823	$(3,531)

Reconciliations of income tax expense (benefit) computed at the U.S. federal statutory income tax rate to the recognized income tax expense (benefit) and the U.S. statutory income tax rate to our effective tax rates are as follows (in thousands):

	Fiscal Years Ended
	December 31, 2023		December 25, 2022		December 26, 2021
Expected U.S. federal income taxes at statutory rate	$5,894	21.0%	$3,986	21.0%	$(3,559)	21.0%
State and local income taxes, net of federal benefit	(55)	(0.2)%	3,217	16.9%	(878)	5.2%
Non-deductible expenses	433	1.5%	(369)	(1.9)%	—	—%
Non-controlling interest	(1,343)	(4.8)%	(1,312)	(6.9)%	4,076	(24.0)%
LLC flow-through structure	468	1.7%	(2,849)	(15.0)%	(4,608)	27.2%
Change in valuation allowance	(2,149)	(7.7)%	(1,923)	(10.1)%	—	—%
Other	—	—%	1,073	5.6%	1,438	(8.5)%
Income tax expense (benefit)	$3,248	11.5%	$1,823	9.6%	$(3,531)	20.9%

Our effective income tax rates for the years ended December 31, 2023, December 25, 2022 and December 26, 2021 were 11.5%, 9.6% and 20.9%, respectively. The change in our effective income tax rate from the year ended December 31, 2023 to the year ended December 25, 2022 was primarily driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo, partially offset by the decrease in the valuation allowance and the recording of net operating loss carryforwards. The Company’s annual effective tax rate for the year ended December 31, 2023, December 25, 2022 and December 26, 2021 differs from the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of OpCo’s earnings that are attributable to non-controlling interests, deferred tax adjustments, impacts from equity-based award activity and the change in valuation allowance.

Portillo's Inc. Form 10-K | 68

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets
The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2023	December 25, 2022
Deferred tax assets:
Investment in partnership	$73,626	$79,181
Tax Receivable Agreement	71,536	58,281
Net operating loss carryforwards	38,652	19,833
Other assets	10,087	4,551
Total gross deferred tax assets	193,901	161,846
Valuation allowance	(9,200)	(11,349)
Net deferred tax assets	$184,701	$150,497

As described in Note 1. Description Of Business and Note 11. Stockholder's Equity, we acquired LLC Units in connection with the IPO and Transactions and Secondary Offerings. During the years ended December 31, 2023 and December 25, 2022, we recognized a deferred tax asset in the amount of $73.6 million and $79.2 million, respectively, associated with the basis difference in our investment in Portillo's OpCo from acquiring these LLC Units.
During the years ended December 31, 2023 and December 25, 2022, we also recognized deferred tax assets in the amount of $71.5 million and $58.3 million, respectively, related to additional tax basis increases generated from expected future payments under the TRA and related deductions for imputed interest on such payments.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. During the years ended December 31, 2023 and December 25, 2022, the Company recognized deferred tax assets of $73.6 million and $79.2 million, respectively, associated with the basis difference in its investment in Portillo's OpCo from acquiring these LLC Units. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize. As of December 31, 2023 and December 25, 2022, the Company recorded a valuation allowance in the amount of $9.2 million and $11.3 million, respectively, against the deferred tax asset.

As of December 31, 2023 and December 25, 2022, the Company had federal and state net operating loss carry forwards of $38.7 million and $19.8 million, respectively, available to reduce future taxable income, if any. Federal losses that arose prior to 2018 will begin to expire in 2034. Federal losses generated after 2017 will be carried forward indefinitely. The majority of state losses will begin to expire in 2034 and future periods.

Unrecognized Tax Benefits
The Company recorded no unrecognized tax benefits as of December 31, 2023 and December 25, 2022. Portillo's Inc. was formed in June 2021 and did not engage in any operations prior to the IPO and Transactions. Portillo's has filed all income tax returns for tax years through 2022. These returns are subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although Portillo's OpCo is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). As of December 31, 2023, there are no ongoing U.S. federal, state or local income tax return examinations.

Tax Receivable Agreement
Pursuant to the Company's election under section 754 of the Internal Revenue Code (the "Code"), the Company expects to obtain an increase in its share of the tax basis in the net assets of Portillo's OpCo when LLC Units are exchanged by other members. The Company intends to treat any exchanges of LLC Units as direct purchases of LLC Units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to the U.S. federal, state and local authorities. These increases may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

As of December 31, 2023, we estimate that our obligation for future payments under the TRA totaled $299.8 million. The Company made payments of $0.8 million under the TRA during the year ended December 31, 2023 relating to tax year 2021 and we expect a payment of

Portillo's Inc. Form 10-K | 69

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$4.4 million relating to tax year 2022 to be made within the next 12 months. Refer to Note 1. Description Of Business for additional information on the TRA.

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

The computations of basic and diluted earnings (loss) per share for the years ended December 31, 2023, December 25, 2022 and December 26, 2021 are as follows (in thousands):

	Fiscal Years Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Net income (loss)	$24,818	$17,157	$(34,592)
Net income (loss) attributable to non-controlling interests	6,394	6,306	(19,408)
Net income (loss) attributable to Portillo's Inc.	$18,424	$10,851	$(15,184)

Shares:
Weighted-average number of common shares outstanding-basic	53,807	38,902	35,807
Dilutive unit awards	3,501	3,814	—
Weighted-average number of common shares outstanding-diluted	57,308	42,716	35,807

Basic net income (loss) per share	$0.34	$0.28	$(0.42)
Diluted net income (loss) per share	$0.32	$0.25	$(0.42)

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of Portillo's Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.
The following shares were excluded from the calculation of diluted earnings per share because they would be antidilutive (in thousands):

	Fiscal Years Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Shares subject to performance conditions	1,812	1,807	1,224
Share that were antidilutive	5	—	—
Total shares excluded from diluted loss per share	1,817	1,807	1,224

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

As of December 31, 2023 and December 25, 2022, the Company recorded no loss contingencies.

Portillo's Inc. Form 10-K | 70

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.    RELATED PARTY TRANSACTIONS

As of both December 31, 2023 and December 25, 2022, the related parties’ receivables balance consisted of $0.3 million, due from C&O, which is included in accounts and tenant improvement receivables in the consolidated balance sheet.

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

The Company incurred the following Olo-related costs for the years ended December 31, 2023, December 25, 2022, and December 26, 2021 (in thousands):

	Fiscal Years Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Food, beverage and packaging costs	$2,236	$2,008	$633
Other operating expenses	423	443	469
Net Olo-related costs	$2,659	$2,451	$1,102

As of December 31, 2023 and December 25, 2022, $0.4 million and $0.2 million, respectively, were payable to Olo and were included in accounts payable in the consolidated balance sheets.

Tax Receivable Agreement

We are party to a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. The Company made payments of $0.8 million under the TRA relating to tax year 2021 during the year ended December 31, 2023. There were no amounts paid under the TRA during the years ended December 25, 2022 and December 26, 2021.

	Fiscal Years Ended
(in thousands)	December 31, 2023	December 25, 2022
Current portion of Tax Receivable Agreement liability	$4,428	$813
Tax Receivable Agreement liability	295,390	252,003

Secondary Offerings

In connection with the secondary offerings previously discussed in Note 1. Description Of Business, we purchased LLC Units and shares of Class A common stock using the proceeds of the secondary offering at a price equal to the public offering price less the underwriting discounts and commissions from certain pre-IPO LLC Members and shareholders of the Blocker Companies, including from funds affiliated with Berkshire Partners LLC, which is our controlling shareholder that beneficially owns approximately 30.6% of the Company as of December 31, 2023.

Portillo's Inc. Form 10-K | 71

Schedule II: Valuation and Qualifying Accounts

		Additions
Deferred tax asset valuation allowance (in thousands):	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Reductions	Balance at end of period

Fiscal year ended December 31, 2023	$11,349	$1,239	$—		$3,388	$9,200

Fiscal year ended December 25, 2022	$38,415	$2,277	$—		$29,343	$11,349

Fiscal year ended December 26, 2021	$—	$1,904	$36,511	(1)	$—	$38,415
(1) Amounts relate to a valuation allowance established on deferred tax assets related to our investment in Portillo's OpCo.

Portillo's Inc. Form 10-K | 72

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Portillo's Inc. Form 10-K | 73

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to Item 10 is incorporated by reference to our 2024 Proxy Statement, which will be filed no later than 120 days after the end of the Company's fiscal year.

For more information about our code of business conduct and the disclosure of any amendments to or waivers from such code, please refer to Part I, Item 1, "Business" of this document.

ITEM 11.     EXECUTIVE COMPENSATION

The information with respect to Item 11 is incorporated by reference to our 2024 Proxy Statement, which will be filed no later than 120 days after the end of the Company's fiscal year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to Item 12 is incorporated by reference to our 2024 Proxy Statement, which will be filed no later than 120 days after the end of the Company's fiscal year.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to Item 13 is incorporated by reference to our 2024 Proxy Statement, which will be filed no later than 120 days after the end of the Company's fiscal year.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to Item 14 is incorporated by reference to our 2024 Proxy Statement, which will be filed no later than 120 days after the end of the Company's fiscal year.

Portillo's Inc. Form 10-K | 74

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules

Page
Schedule II: Valuation and Qualifying Accounts	72

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

Portillo's Inc. Form 10-K | 75

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

Portillo's Inc. Form 10-K | 76

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

10.17		Tax Receivable Agreement among Portillo’s Inc. and the Parties named therein (incorporated by reference to the Company's Form 10-Q filed on November 18, 2021).
10.18		Second Amended and Restated LLC Agreement of PHD Group Holdings LLC (incorporated by reference to the Company's Form 10-Q filed on November 18, 2021).
10.19	†	Portillo's Inc. Employee Stock Purchase Plan (incorporated by reference to the Company's Form 10-Q filed on August 4, 2022)
10.20		Form of Stock and Unit Purchase Agreement by and among Portillo’s Inc. and the parties named therein (incorporated by reference to the Company's Registration Statement on S-1 filed on August 8, 2022)
10.21	†	Form of Restricted Stock Award Agreement under Portillo’s Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company's Form 10-K filed on March 2, 2023).
10.22
Credit Agreement, dated as of February 2, 2023, by and among PHD Intermediate LLC, Portillo’s Holdings, LLC, the Subsidiaries of the Borrower Party, Fifth Third Bank, National Association as Administrative Agent, L/C Issuer and Swing Line Lender and the other lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed on February 6, 2023).

19		Portillo's Inc. Insider Trading Compliance Policy	*
21		Subsidiaries of Portillo's Inc.	*
23.1		Consent of Independent Registered Public Accounting Firm	*
31.1		Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2		Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
97	†	Portillo's Inc. Incentive-Based Compensation Recovery Policy	*
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH		XBRL Taxonomy Extension Schema Document	*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	*
104		Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith
†    Indicates a management contract or compensatory plan or agreement

Portillo's Inc. Form 10-K | 77

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: February 27, 2024	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Osanloo	President, Chief Executive Officer and Director	February 27, 2024
Michael Osanloo	(Principal Executive Officer)

/s/ Michelle Hook	Chief Financial Officer and Treasurer	February 27, 2024
Michelle Hook	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ann Bordelon	Director	February 27, 2024
Ann Bordelon

/s/ Paulette R. Dodson	Director	February 27, 2024
Paulette R. Dodson

/s/ Noah Glass	Director	February 27, 2024
Noah Glass

/s/ Gerard J. Hart	Director	February 27, 2024
Gerard J. Hart

/s/ Joshua A. Lutzker	Director	February 27, 2024
Joshua A. Lutzker

/s/ Michael A. Miles, Jr.	Director	February 27, 2024
Michael A. Miles, Jr.

Portillo's Inc. Form 10-K | 78