Form 10-Q
period 2024-03-31
Portillo's Inc.
filed 2024-05-07
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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
☐     Yes     ☒     No
As of April 30, 2024, there were 61,612,096 shares of the registrant's Class A common stock, par value $0.01 per share, issued and outstanding.

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
•risks relating to the economy and financial markets, including inflation, fluctuating interest rates, stock market activity, or other factors;
•the impact of unionization activities of our Team Members on our operations and profitability;
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

All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 27, 2024, which is available on the SEC's website at www.sec.gov.

The forward-looking statements included in this Form 10-Q are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$13,184	$10,438
Accounts and tenant improvement receivables	14,447	14,183
Inventory	8,510	8,733
Prepaid expenses	6,246	8,565
Total current assets	42,387	41,919
Property and equipment, net	306,106	295,793
Operating lease assets	194,852	193,825
Goodwill	394,298	394,298
Trade names	223,925	223,925
Other intangible assets, net	28,189	28,911
Equity method investment	16,641	16,684
Deferred tax assets	203,615	184,701
Other assets	6,877	5,485
Total other assets	873,545	854,004
TOTAL ASSETS	$1,416,890	$1,385,541

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,323	$33,189
Current portion of long-term debt	7,500	7,500
Current portion of Tax Receivable Agreement liability	7,191	4,428
Short-term debt	32,000	15,000
Current deferred revenue	5,193	7,180
Short-term operating lease liability	5,773	5,577
Accrued expenses	29,895	32,039
Total current liabilities	116,875	104,913
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	282,239	283,923
Tax Receivable Agreement liability	321,328	295,390
Long-term operating lease liability	241,433	238,414
Other long-term liabilities	2,670	2,791
Total long-term liabilities	847,670	820,518
Total liabilities	964,545	925,431

COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 61,561,592 and 55,502,375 shares issued and outstanding at March 31, 2024 and December 31, 2023 , respectively.	615	555
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 11,640,555 and 17,472,926 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in-capital	341,750	308,212
Retained earnings	18,174	13,612
Total stockholders' equity attributable to Portillo's Inc.	360,539	322,379
Non-controlling interest	91,806	137,731
Total stockholders' equity	452,345	460,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,416,890	$1,385,541
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Quarter Ended
	March 31, 2024	March 26, 2023

REVENUES, NET	$165,831	$156,061

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	56,961	53,626
Labor	43,302	40,459
Occupancy	9,340	8,451
Other operating expenses	19,857	18,704
Total restaurant operating expenses	129,460	121,240

General and administrative expenses	18,540	18,778
Pre-opening expenses	1,423	2,344
Depreciation and amortization	6,944	5,670
Net income attributable to equity method investment	(205)	(207)
Other income, net	(428)	(257)
OPERATING INCOME	10,097	8,493
Interest expense	6,530	7,444
Interest income	(79)	—
Tax Receivable Agreement liability adjustment	(561)	(584)
Loss on debt extinguishment	—	3,465
INCOME (LOSS) BEFORE INCOME TAXES	4,207	(1,832)
Income tax benefit	(1,137)	(559)
NET INCOME (LOSS)	5,344	(1,273)
Net income (loss) attributable to non-controlling interests	782	(759)
NET INCOME (LOSS) ATTRIBUTABLE TO PORTILLO'S INC.	$4,562	$(514)

Net income (loss) per common share attributable to Portillo's Inc.:
Basic	$0.08	$(0.01)
Diluted	$0.08	$(0.01)

Weighted-average common shares outstanding:
Basic	57,437,782	49,599,074
Diluted	60,493,958	49,599,074

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Quarter Ended March 31, 2024 and March 26, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 25, 2022	48,420,723	$484	23,837,162	$—	$260,664	$(4,812)	$176,565	$432,901
Net loss	—	—	—	—	—	(514)	(759)	(1,273)
Equity-based compensation	—	—	—	—	2,425	—	1,112	3,537
Activity under equity-based compensation plans	153,628	2	—	—	711	—	—	713
Redemption of LLC Units in connection with the secondary offering	5,893,600	59	(5,893,600)	—	(59)	—	—	—
Non-controlling interest adjustment	—	—	—	—	43,736	—	(43,736)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(399)	(399)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(12,493)	—	—	(12,493)
Balance at March 26, 2023	54,467,951	545	17,943,562	—	294,984	(5,326)	132,783	422,986

Balance at December 31, 2023	55,502,375	555	17,472,926	—	308,212	13,612	137,731	460,110
Net income	—	—	—	—	—	4,562	782	5,344
Equity-based compensation	—	—	—	—	2,221	—	606	2,827
Activity under equity-based compensation plans	226,846	2	—	—	813	—	—	815
Redemption of LLC Interests	5,832,371	58	(5,832,371)	—	(58)	—	—	—
Non-controlling interest adjustment	—	—	—	—	46,475	—	(46,475)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(838)	(838)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(15,913)	—	—	(15,913)
Balance at March 31, 2024	61,561,592	$615	11,640,555	$—	$341,750	$18,174	$91,806	$452,345

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 5

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Quarter Ended
	March 31, 2024	March 26, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,344	$(1,273)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,944	5,670
Amortization of debt issuance costs and discount	190	431
Loss on sales of assets	76	118
Equity-based compensation	2,827	3,537
Deferred income tax benefit	(1,137)	(559)
Tax Receivable Agreement liability adjustment	(561)	(584)
Gift card breakage	(300)	(329)
Loss on debt extinguishment	—	3,465
Changes in operating assets and liabilities:
Accounts receivable	(179)	499
Receivables from related parties	(37)	(101)
Inventory	223	2,128
Other current assets	1,228	(957)
Operating lease assets	2,213	2,081
Accounts payable	(3,500)	(3,160)
Accrued expenses and other liabilities	(3,792)	(4,513)
Operating lease liabilities	(1,025)	(798)
Deferred lease incentives	942	850
Other assets and liabilities	(379)	(19)
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,077	6,486
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,939)	(20,216)
Proceeds from the sale of property and equipment	—	26
NET CASH USED IN INVESTING ACTIVITIES	(16,939)	(20,190)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	17,000	10,000
Proceeds from long-term debt	—	300,000
Payments of long-term debt	(1,875)	(322,428)
Proceeds from equity offering, net of underwriting discounts	114,960	166,400
Repurchase of outstanding equity / Portillo's OpCo units	(114,960)	(166,400)
Distributions paid to non-controlling interest holders	(838)	—
Proceeds from stock option exercises	632	590
Employee withholding taxes related to net settled equity awards	(12)	(19)
Proceeds from Employee Stock Purchase Plan purchases	130	127
Payments of Tax Receivable Agreement liability	(4,429)	(813)
Payment of deferred financing costs	—	(3,569)
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	10,608	(16,112)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	2,746	(29,816)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	10,438	44,427
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$13,184	$14,611

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Quarter Ended
	March 31, 2024	March 26, 2023
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$6,282	$5,703
Income tax paid	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$12,402	$4,852
Establishment of liabilities under Tax Receivable Agreement	33,690	47,380

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 7

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF BUSINESS

Portillo’s Inc. ( "Inc.") was formed and incorporated as a Delaware corporation on June 8, 2021. Inc. was formed for the purpose of completing an initial public offering ("IPO") and related reorganization transactions (collectively, the "Transactions”) in order to carry on the business of PHD Group Holdings LLC and its subsidiaries ("Portillo's OpCo"). Portillo's Inc. is the sole managing member of Portillo’s OpCo, and as sole managing member, Inc. operates and controls all of the business and affairs of Portillo's OpCo and reports a non-controlling interest representing the economic interest in Portillo's OpCo held by the other members of Portillo's OpCo (the "pre-IPO LLC Members"). Unless the context otherwise requires, references to "we," "us," "our," "Portillo's," and the "Company" refer to Portillo's Inc. and its subsidiaries, including Portillo's OpCo.

The Company operates fast-casual restaurants in 10 states, along with two food production commissaries in Illinois. As of March 31, 2024 and December 31, 2023, the Company had 84 and 83 restaurants in operation, respectively. The Company also had two non-traditional locations in operation as of March 31, 2024 and December 31, 2023. These non-traditional locations include a food truck and a ghost kitchen (small kitchen with no store-front presence, used to fill online orders). Portillo's additionally has a 50% interest in a single restaurant owned by C&O Chicago, L.L.C. ("C&O"), which is excluded from the Company's restaurant count noted above. The Company’s principal corporate offices are located in Oak Brook, Illinois.

Secondary Offerings

In the first quarter of 2024, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $14.37 per share ("Q1 2024 Secondary Offering"). The Company granted BofA Securities, Inc., the underwriter (the "Underwriter"), a 30-day option to purchase up to an additional 1,200,000 shares of Class A common stock. The underwriter did not exercise its overallotment option within the 30-day period. We used all of the net proceeds from the Q1 2024 Secondary Offering to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the entities treated as corporations for U.S. tax purposes that held LLC Units prior to the Transactions ("Blocker Companies") at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. The proceeds from the Q1 2024 Secondary Offering were used to (i) purchase 2,167,629 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 5,832,371 LLC Units held by the pre-IPO LLC Members. In connection with the redemption, 5,832,371 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 5,832,371 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

In the first quarter of 2023, the Company completed one secondary offering of 8,000,000 shares at an offering price of $21.05 per share. On April 5, 2023, the Underwriter exercised its overallotment option in part, to purchase an additional 620,493 shares of the Company's Class A common stock at an offering price of $21.05 per share.

As of March 31, 2024, the Company owns 84.1% of Portillo's OpCo and the pre-IPO LLC Members own the remaining 15.9% of Portillo's OpCo.

Portillo's Inc. Form 10-Q | 8

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Fiscal Year

The Company uses a 52- or 53-week fiscal year ending on the Sunday prior to or on December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2024 and 2023 consist of 52 and 53 weeks, respectively. The fiscal periods presented in this report are the quarters ended March 31, 2024 and March 26, 2023, respectively.

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

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues, net in the condensed consolidated statements of operations. The Company recognized gift card breakage of $0.3 million for the quarters ended March 31, 2024 and March 26, 2023.

The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability included in current deferred revenue on the condensed consolidated balance sheets is as follows (in thousands):

	March 31, 2024	December 31, 2023
Gift card liability	$5,156	$6,981

Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in their respective liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended
	March 31, 2024	March 26, 2023
Revenue recognized from gift card liability balance at the beginning of the year	$2,070	$1,937

Portillo's Inc. Form 10-Q | 10

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$6,396	$6,737
Work in progress	143	157
Finished goods	1,198	912
Consigned inventory	773	927
	$8,510	$8,733

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land improvements	$19,353	$19,000
Furniture, fixtures, and equipment	158,619	155,871
Leasehold improvements	234,532	227,080
Transportation equipment	2,851	2,881
Construction-in-progress	22,631	16,808
	437,986	421,640
Less accumulated depreciation	(131,880)	(125,847)
	$306,106	$295,793

Depreciation expense was $6.2 million and $5.0 million for the quarters ended March 31, 2024 and March 26, 2023, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

Portillo's Inc. Form 10-Q | 11

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year.

Intangible assets, net consisted of the following (in thousands):

	March 31, 2024

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangible subject to amortization:
Recipes	56,117	(27,928)	28,189
	$280,042	$(27,928)	$252,114

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangible subject to amortization:
Recipes	56,117	(27,206)	28,911
	$280,042	$(27,206)	$252,836

Amortization expense was $0.7 million for both the quarters ended March 31, 2024 and March 26, 2023, and is included in depreciation and amortization in the condensed consolidated statements of operations.

The estimated aggregate amortization expense related to intangible assets held at March 31, 2024 for the remainder of this year and the succeeding five years and thereafter is as follows (in thousands):

Estimated Amortization
2024 (excluding the quarter ending March 31, 2024)	$2,091
2025	2,707
2026	2,707
2027	2,707
2028	2,707
2029	2,150
2030 and thereafter	13,120
$28,189

Portillo's Inc. Form 10-Q | 12

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of the Company's cash and cash equivalents, restricted cash, accounts and tenant improvement receivables, accounts payable and all other current assets and liabilities approximate fair values due to the short-term nature of these financial instruments.

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

As of March 31, 2024 and December 31, 2023, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	March 31, 2024	December 31, 2023
	Level 1	Level 1
Assets - Investments designated for deferred compensation plan
Cash/money accounts	$927	$1,083
Mutual funds	2,439	2,181
Total assets	$3,366	$3,264
As of March 31, 2024 and December 31, 2023, we had no Level 2 or Level 3 assets.
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

Assets Measured at Fair Value on a Non-Recurring Basis

Assets that are measured at fair value on a non-recurring basis include property and equipment, net, operating lease assets, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the quarters ended March 31, 2024 and March 26, 2023.

Portillo's Inc. Form 10-Q | 13

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.     DEBT

Debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
2023 Term Loan	$292,500	$294,375
2023 Revolver Facility	32,000	15,000
Unamortized discount and debt issuance costs	(2,761)	(2,952)
Total debt, net	321,739	306,423
Less: Short-term debt	(32,000)	(15,000)
Less: Current portion of long-term debt	(7,500)	(7,500)
Long-term debt, net	$282,239	$283,923
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

As of March 31, 2024, the interest rates on the 2023 Term Loan and 2023 Revolver Facility were 7.96% and 7.93%, respectively. Pursuant to the 2023 Credit Agreement, as of March 31, 2024, the commitment fees to maintain the 2023 Revolver Facility were 0.20% and letter of credit fees were 2.50%. Commitment fees and letter of credit fees are recorded as interest expense in the condensed consolidated statements of operations. As of March 31, 2024, the effective interest rate was 8.37%.

As of March 26, 2023, the interest rates on the 2023 Term Loan and 2023 Revolver Facility were 7.59% and 7.47%, respectively. Pursuant to the 2023 Credit Agreement, as of March 26, 2023, the commitment fees to maintain the 2023 Revolver Facility were 0.25%, and letter of credit fees 2.75%. As of March 26, 2023, the effective interest rate was 8.09%.

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

As of March 31, 2024, outstanding borrowings under the 2023 Credit Agreement totaled $324.5 million, comprised of $292.5 million under the 2023 Term Loan, and $32.0 million under the 2023 Revolver Facility. Letters of credit issued under the 2023 Revolver Facility totaled $4.2 million. As a result, as of March 31, 2024, the Company had $63.8 million available under the 2023 Revolver Facility.

As of December 31, 2023, outstanding borrowings under the 2023 Credit Agreement totaled $309.4 million, comprised of $294.4 million under the 2023 Term Loan, and $15.0 million under the 2023 Revolver Facility. Letters of credit issued under the 2023 Revolver Facility totaled $4.3 million. As a result, as of December 31, 2023, the Company had $80.7 million available under the 2023 Revolver Facility.

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

On December 6, 2019, the Borrower entered into a third amendment to the 2014 Credit Agreement (the “Third Amendment to 2014 Credit Agreement”) whereby the aggregate principal amount of the term loans as of the effective date of the Third Amendment to 2014 Credit Agreement was $332.4 million (the “2014 Term B-3 Loans”), and the 2014 Revolving Facility was increased to $50.0 million. The maturity date with respect to the 2014 Term B-3 Loans was extended to September 6, 2024, and the maturity date with respect to the 2014 Revolving Loans was extended to June 6, 2024.

On February 2, 2023, the Company used proceeds from the 2023 Term Loan and 2023 Revolver Facility, along with cash on hand, to pay off the 2014 Credit Agreement in full in the amount of $321.8 million. The 2023 Revolver Facility under the 2023 Credit Agreement replaces the $50.0 million 2014 Revolving Facility under the 2014 Credit Agreement.

Discount, Debt Issuance Costs and Interest Expense

Pursuant to the 2023 Credit Agreement, the Company capitalized deferred financing costs and issuance discount of $3.6 million which will be amortized over the term of the 2023 Credit Agreement.

The Company amortized an immaterial amount of deferred financing costs during the quarter ended March 31, 2024 and $0.3 million for the quarter ended March 26, 2023, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company also amortized $0.2 million in original issue discount related to the long-term debt during both the quarters ended March 31, 2024 and March 26, 2023, which is included in interest expense in the condensed consolidated statements of operations.

In connection with the repayment of the 2014 Credit Agreement as described above, deferred financing costs and original issuance discount of $3.5 million were recorded as a loss on debt extinguishment during the quarter ended March 26, 2023 in the condensed consolidated statement of operations.

Total interest expense was $6.5 million and $7.4 million for the quarters ended March 31, 2024 and March 26, 2023, respectively.

Fair Value of Debt

As of March 31, 2024 and December 31, 2023, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

Guarantees and Covenants

The 2023 Credit Agreement is guaranteed by all domestic subsidiaries of the Borrower (subject to customary exceptions) and secured by liens on substantially all of the assets of Holdings, the Borrower and the subsidiary guarantors (subject to customary exceptions).

The 2023 Credit Agreement also includes certain financial covenants with respect to cash interest coverage and total net rent adjusted leverage. As of March 31, 2024, the Company was in compliance with financial covenants in the 2023 Credit Agreement.

NOTE 9.     NON-CONTROLLING INTERESTS

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
In the first quarter of 2024, in connection with the secondary offering described in Note 1. Description Of Business, 5,832,371 of LLC Units and corresponding shares of Class B common stock were redeemed by the pre-IPO LLC Members for newly-issued shares of Class A common stock and we received a total of 5,832,371 newly-issued LLC Units, increasing our total ownership interest in Portillo's OpCo.

Portillo's Inc. Form 10-Q | 15

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	March 31, 2024		December 31, 2023
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	61,561,592	84.1%	55,502,375	76.1%
pre-IPO LLC Members	11,640,555	15.9%	17,472,926	23.9%
Total	73,202,147	100.0%	72,975,301	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for the quarters ended March 31, 2024 and March 26, 2023 was 21.4% and 31.4%, respectively.

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Quarter Ended
	March 31, 2024	March 26, 2023
Net income (loss) attributable to Portillo's Inc.	$4,562	$(514)
Activity under equity-based compensation plans	813	711
Non-controlling interest adjustment	46,475	43,736
Redemption of LLC Units	(58)	(59)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	(15,913)	(12,493)
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$35,879	$31,381

NOTE 10.    EQUITY-BASED COMPENSATION
Equity-based compensation expense is calculated based on equity awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.

Equity-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Quarter Ending
	March 31, 2024	March 26, 2023
Labor	$408	$346
General and administrative expenses	2,419	3,191
Total equity-based compensation expense	$2,827	$3,537

NOTE 11.    INCOME TAXES

We are the sole managing member of Portillo's OpCo, and as a result, consolidate the financial results of Portillo's OpCo. Portillo's OpCo is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Portillo's OpCo is generally not subject to U.S. federal and state and local income taxes. Any taxable income or loss generated by Portillo's OpCo is passed through to and included in the taxable income or loss of its members, including us, based upon the respective member's ownership percentage in Portillo's OpCo. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Portillo's OpCo, as well as any stand-alone income or loss generated by Portillo's Inc.

Portillo's Inc. Form 10-Q | 16

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Tax Expense (Benefit)

The effective income tax rate for the quarters ended March 31, 2024 and March 26, 2023 was (27.0)% and 30.5%, respectively. The decrease in our effective income tax rate for the quarter ended March 31, 2024 compared to the quarter ended March 26, 2023 was primarily driven by a decrease in the valuation allowance recorded against a portion of the Company's deferred tax assets as a result of the Q1 2024 Secondary Offering, partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo. The Company’s annual effective tax rate differs from the statutory rate of 21% primarily because the Company is not liable for federal or state income taxes on the portion of Portillo's OpCo’s earnings that are attributable to non-controlling interests, deferred tax adjustments and impacts from equity-based award activity.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 31, 2024, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to the basis difference in its investment in Portillo's OpCo that will never be realizable or only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize) are more likely than not to be realized.

Secondary Offerings

In the first quarter of 2024, in connection with the Q1 2024 Secondary Offering previously discussed in Note 1. Description Of Business, 5,832,371 LLC Units were redeemed by the pre-IPO LLC Members for newly-issued shares of Class A common stock. As a result, an increase in the tax basis of net assets of Portillo's OpCo subject to the provisions of the Tax Receivable Agreement (the "Tax Receivable Agreement" or "TRA") was recorded. The Company recorded a deferred tax asset of $17.8 million and an additional TRA liability of $33.7 million. As of March 31, 2024, we estimated that our obligation for future payments under the TRA liability totaled $328.5 million. For the quarters ended March 31, 2024 and March 26, 2023, the Company made TRA payments of $4.4 million relating to tax year 2022 and $0.8 million relating to tax year 2021, respectively. We expect a payment of $7.2 million relating to tax year 2023 to be paid within the next 12 months.

NOTE 12.    EARNINGS (LOSS) PER SHARE

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

Portillo's Inc. Form 10-Q | 17

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The computations of basic and diluted net earnings (loss) per share for the quarters ended March 31, 2024 and March 26, 2023 are as follows (in thousands, except per share data):

	Quarter Ended
	March 31, 2024	March 26, 2023
Net income (loss)	$5,344	$(1,273)
Net income (loss) attributable to non-controlling interests	782	(759)
Net income (loss) attributable to Portillo's Inc.	$4,562	$(514)

Shares:
Weighted-average number of common shares outstanding-basic	57,438	49,599
Dilutive share awards	3,056	—
Weighted-average number of common shares outstanding-diluted	60,494	49,599

Basic net income (loss) per share	$0.08	$(0.01)
Diluted net income (loss) per share	$0.08	$(0.01)

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of Portillo's Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

The following shares were excluded from the calculation of diluted earnings per share because they would be antidilutive (in thousands):

	Quarter Ended
	March 31, 2024	March 26, 2023
Shares subject to performance conditions	1,748	1,807
Shares that were antidilutive	38	3,538
Total shares excluded from diluted net income per share	1,786	5,345

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

NOTE 14.    RELATED PARTY TRANSACTIONS

As of March 31, 2024 and December 31, 2023 the related parties’ receivables balance consisted of $0.4 million and $0.3 million, respectively, due from C&O, which is included in accounts and tenant improvement receivable in the condensed consolidated balance sheets.

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

Portillo's Inc. Form 10-Q | 18

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred the following Olo-related costs for the quarters ended March 31, 2024 and March 26, 2023 (in thousands):

	Quarter Ended
	March 31, 2024	March 26, 2023
Food, beverage and packaging costs	$502	$585
Other operating expenses	102	114
Net Olo-related costs	$604	$699

As of March 31, 2024 and December 31, 2023, $0.3 million and $0.4 million, respectively, were payable to Olo and were included in accounts payable in the condensed consolidated balance sheets.

Tax Receivable Agreement

We are party to a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. For the quarters ended March 31, 2024 and March 26, 2023, the Company made TRA payments of $4.4 million relating to tax year 2022 and $0.8 million relating to tax year 2021, respectively. We expect a payment of $7.2 million relating to tax year 2023 to be paid within the next 12 months.

(in thousands)	March 31, 2024	December 31, 2023
Current portion of Tax Receivable Agreement liability	$7,191	$4,428
Tax receivable agreement liability	321,328	295,390

Secondary Offerings

In connection with the secondary offerings previously discussed in Note 1. Description Of Business, we purchased LLC Units and corresponding shares of Class B common stock and shares of Class A common stock using the proceeds of the secondary offerings at a price equal to the public offering price less the underwriting discounts and commissions from certain pre-IPO LLC Members and shareholders of the Blocker Companies, including from funds affiliated with Berkshire Partners LLC, which is our largest shareholder that beneficially owns approximately 19.3% of the Company as of March 31, 2024.

NOTE 15.    SUBSEQUENT EVENTS

The Company opened one new restaurant subsequent to March 31, 2024 in Surprise, Arizona for a total of 85 restaurants, excluding a restaurant owned by C&O, of which Portillo's owns 50% of the equity.

Portillo's Inc. Form 10-Q | 19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Cautionary Statements Concerning Forward-Looking Statements” in this report and under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.

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

Overview

Portillo’s serves iconic Chicago street food through high-energy, multichannel restaurants designed to ignite the senses and create a memorable dining experience. Since our founding in 1963 in a small trailer which Dick Portillo called “The Dog House,” we have grown to become a treasured brand with a passionate (some might say obsessed) nationwide following. Our diverse menu features all-American favorites such as Chicago-style hot dogs and sausages, Italian beef sandwiches, char-broiled burgers, chopped salads, crinkle-cut fries, homemade chocolate cake and our signature chocolate cake shake. We create a consumer experience like no other by combining the best attributes of fast casual and quick service concepts with an exciting, energy-filled atmosphere and restaurant model capable of generating tremendous volumes. Nearly all of our restaurants were built with double lane drive-thrus and have been thoughtfully designed with a layout that accommodates a variety of access modes including dine-in, carryout, delivery, and catering in order to quickly and efficiently serve our guests. No matter how our guests order from us, our highly productive kitchens and team members consistently serve high quality food and deliver a memorable guest experience. We believe the combination of our craveable food, multichannel sales model, dedication to operational excellence, and distinctive culture driven by our team members gives us a competitive advantage.

As of March 31, 2024, we owned and operated 85 Portillo’s restaurants across ten states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Secondary Offering

In the first quarter of 2024, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $14.37 per share ("Q1 2024 Secondary Offering"). The Company granted BofA Securities, Inc., the underwriter (the "Underwriter"), a 30-day option to purchase up to an additional 1,200,000 shares of Class A common stock. The underwriter did not exercise its overallotment option within the 30-day period. We used all of the net proceeds from the Q1 2024 Secondary Offering to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the entities treated as corporations for U.S. tax purposes that held LLC Units prior to the Transactions ("Blocker Companies") at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. The proceeds from the Q1 2024 Secondary Offering were used to (i) purchase 2,167,629 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 5,832,371 LLC Units held by the pre-IPO LLC Members. In connection with the redemption, 5,832,371 shares of Class B common stock were surrendered by

Portillo's Inc. Form 10-Q | 20

the pre-IPO LLC Members and canceled and the Company received 5,832,371 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

Financial Highlights for the Quarter Ended March 31, 2024 vs. Quarter Ended March 26, 2023:

•Total revenue increased 6.3% or $9.8 million to $165.8 million;
•Same restaurant sales* decreased 1.2%;
•Operating income increased $1.6 million to $10.1 million;
•Net income increased $6.6 million to $5.3 million;
•Restaurant-Level Adjusted EBITDA** increased $1.6 million to $36.4 million; and
•Adjusted EBITDA** increased $2.1 million to $21.8 million.

* For the quarter ended March 31, 2024, same-restaurant sales compares the 13 weeks from January 1, 2024 through March 31, 2024 to the 13 weeks from January 2, 2023 through April 2, 2023.
** Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income (loss) and Restaurant-Level Adjusted EBITDA to operating income the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Recent Developments and Trends

In the quarter ended March 31, 2024 total revenue grew 6.3% or $9.8 million. Same-restaurant sales declined 1.2% during the quarter ended March 31, 2024, compared to 9.1% same-restaurant sales growth during the same quarter in 2023.

During the quarter ended March 31, 2024, we opened one new restaurant in Denton, Texas for a total of 85 restaurants, including a restaurant owned by C&O, of which Portillo's owns 50% of the equity. The twelve restaurants opened in 2023 and one restaurant opened during the quarter ended March 31, 2024 positively impacted revenues by approximately $14.4 million in the quarter ended March 31, 2024. We opened one restaurant subsequent to March 31, 2024 and plan to open at least seven additional restaurants during the remainder of 2024.

In the quarter ended March 31, 2024, commodity inflation was 4.8%, compared to 8.9% for the quarter ended March 26, 2023. For the quarter ended March 31, 2024, we experienced an increase in labor expenses, as a percentage of revenue, compared to the quarter ended March 26, 2023 primarily due to lower transactions and incremental wage rate increases to support our team members, partially offset by increase in our average check and lower variable-based compensation. We increased certain menu prices by approximately 1.5% during both January of 2024 and at the end of March 2024 to offset inflationary cost pressures. We will continue to monitor cost pressures, the competitive landscape, and consumer sentiment to inform our pricing decisions in the future quarters.

In the quarter ended March 31, 2024, operating income, operating margin, net income, Restaurant-Level Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA margin all improved versus the prior year. We believe this improvement was the result of our ongoing efforts to elevate guest experiences, deploy strategic pricing actions, implement operational efficiencies, and grow our restaurant base. Further, we intend to continue focusing our efforts on running world class operations, innovating and amplifying the Portillo's experience, building restaurants with industry-leading returns and taking great care of our teams.

We also launched two new salads to our menu in late March as a result of guest feedback. The Spicy Chicken Chopped Salad and the Chicken Pecan Salad with Bacon are fresh, made-to-order salads that joined our menus nationwide alongside other fan-favorite salads, including the Greek Salad, Caesar Salad and our famous original Chopped Salad. Additionally, to promote our new salads we will introduce a new brown paper bag with green stripes for a limited time in May and June. Like our prior bag, the new bag is also 100% recyclable, does not need to be bleached, and is made from fibers certified by the Sustainable Forestry Initiative.

Portillo's Inc. Form 10-Q | 21

Development Highlights

During the quarter ended March 31, 2024, we opened one restaurant in the Texas market. Subsequent to March 31, 2024, we opened one additional restaurant, bringing our total restaurant count to 86, including a restaurant owned by C&O of which Portillo’s owns 50% of the equity.

Below are the restaurants opened since the beginning of fiscal 2024:

Location	Opening Date	Fiscal Quarter Opened
Denton, Texas	March 2024	Q1 2024
Surprise, Arizona	May 2024	Q2 2024

Portillo's Inc. Form 10-Q | 22

Consolidated Results of Operations

The following table summarizes our results of operations for the quarter ended March 31, 2024 and March 26, 2023 (in thousands):

	Quarter Ended
	March 31, 2024		March 26, 2023
REVENUES, NET	$165,831	100.0%	$156,061	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	56,961	34.3%	53,626	34.4%
Labor	43,302	26.1%	40,459	25.9%
Occupancy	9,340	5.6%	8,451	5.4%
Other operating expenses	19,857	12.0%	18,704	12.0%
Total restaurant operating expenses	129,460	78.1%	121,240	77.7%
General and administrative expenses	18,540	11.2%	18,778	12.0%
Pre-opening expenses	1,423	0.9%	2,344	1.5%
Depreciation and amortization	6,944	4.2%	5,670	3.6%
Net income attributable to equity method investment	(205)	(0.1)%	(207)	(0.1)%
Other income, net	(428)	(0.3)%	(257)	(0.2)%
OPERATING INCOME	10,097	6.1%	8,493	5.4%
Interest expense	6,530	3.9%	7,444	4.8%
Interest income	(79)	—%	—	—%
Tax Receivable Agreement liability adjustment	(561)	(0.3)%	(584)	(0.4)%
Loss on debt extinguishment	—	—%	3,465	2.2%
INCOME (LOSS) BEFORE INCOME TAXES	4,207	2.5%	(1,832)	(1.2)%
Income tax benefit	(1,137)	(0.7)%	(559)	(0.4)%
NET INCOME (LOSS)	5,344	3.2%	(1,273)	(0.8)%
Net income (loss) attributable to non-controlling interests	782	0.5%	(759)	(0.5)%
NET INCOME (LOSS) ATTRIBUTABLE TO PORTILLO'S INC.	$4,562	2.8%	$(514)	(0.3)%
Revenues, Net
Revenues primarily represent the aggregate sales of food and beverages, net of discounts. Sales taxes collected from customers are excluded from revenues. Revenues in any period are directly influenced by, among other factors, the number of operating weeks in the period, the number of open restaurants, restaurant traffic, our menu prices, third-party delivery platform prices and product mix.

Revenues for the first quarter ended March 31, 2024 were $165.8 million compared to $156.1 million for the first quarter ended March 26, 2023, an increase of $9.8 million or 6.3%. The increase in revenues was primarily attributed to the opening of twelve restaurants in 2023 and one restaurant during the quarter ended March 31, 2024, partially offset by a decrease in our same-restaurant sales. New restaurants positively impacted revenues by approximately $14.4 million in the quarter ended March 31, 2024. Same-restaurant sales decreased 1.2% during the first quarter ended March 31, 2024, which was attributable to a 3.2% decrease in transactions, partially offset by an increase in average check of 2.0%. The higher average check was driven by an approximate 5.1% increase in certain menu prices partially offset by product mix. For the purpose of calculating same-restaurant sales for March 31, 2024, sales for the 69 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base (as defined in "Selected Operating Data" below).

Portillo's Inc. Form 10-Q | 23

Food, Beverage and Packaging Costs

Food, beverage and packaging costs include the direct costs associated with food and beverages, including paper products and third-party delivery commissions. The components of food, beverage and packaging costs are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

Food, beverage and packaging costs for the first quarter ended March 31, 2024 were $57.0 million compared to $53.6 million for the first quarter ended March 26, 2023, an increase of $3.3 million or 6.2%. This increase was primarily driven by the opening of twelve restaurants in 2023 and one restaurant during the quarter ended March 31, 2024 and a 4.8% increase in commodity prices. As a percentage of revenues, net, food, beverage and packaging costs decreased 0.1% during the quarter ended March 31, 2024. The decrease was primarily due to an increase in average check and lower third-party delivery commissions, partially offset by an increase in certain commodity prices.

Labor Expenses

Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the first quarter ended March 31, 2024 were $43.3 million compared to $40.5 million for the first quarter ended March 26, 2023, an increase of $2.8 million or 7.0%. This increase was primarily driven by the opening of twelve restaurants in 2023 and one restaurant during the quarter ended March 31, 2024, and incremental investments to support our team members, including annual rate increases, partially offset by lower variable-based compensation. As a percentage of revenues, net, labor increased 0.2% primarily due to a decrease in transactions and the aforementioned incremental wage rate increases to support our team members, partially offset by an increase in our average check and lower variable-based compensation.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes.

Occupancy expenses for the first quarter ended March 31, 2024 were $9.3 million compared to $8.5 million for the first quarter ended March 26, 2023, an increase of $0.9 million or 10.5%, primarily driven by the opening of twelve restaurants in 2023 and one restaurant during the quarter ended March 31, 2024. As a percentage of revenues, net, occupancy expenses increased 0.2% primarily due to a decrease in transactions..

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other operating expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the first quarter ended March 31, 2024 were $19.9 million compared to $18.7 million for the first quarter ended March 26, 2023, an increase of $1.2 million or 6.2%, primarily due to the opening of twelve restaurant in 2023 and one restaurant during the quarter ended March 31, 2024 and an increase in cleaning expenses, credit card fees and utilities, partially offset by lower advertising expenses and a decrease in operating supplies. As a percentage of revenues, net, operating expenses was consistent with the comparable prior quarter.

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

General and administrative expenses for the first quarter ended March 31, 2024 were $18.5 million compared to $18.8 million for the first quarter ended March 26, 2023, a decrease of $0.2 million or 1.3%. This decrease was primarily driven by lower equity-based compensation and lower variable-based compensation, partially offset by an increase in salaries and wages attributable to annual rate increases, increases in professional fees, and increases to advertising and marketing expenses.

Portillo's Inc. Form 10-Q | 24

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

Pre-opening expenses for the first quarter ended March 31, 2024 were $1.4 million compared to $2.3 million for the first quarter ended March 26, 2023, a decrease of $0.9 million or 39.3%. The decrease was due to the number and timing of activities related to our planned restaurant openings for the quarter ended March 31, 2024 as compared to the quarter ended March 26, 2023.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for the quarter ended March 31, 2024 was $6.9 million compared to $5.7 million for the first quarter ended March 26, 2023, an increase of $1.3 million or 22.5%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of twelve restaurants in 2023 and one restaurant during the quarter ended March 31, 2024.

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

Net income attributable to equity method investment for both the first quarters ended March 31, 2024 and March 26, 2023 was $0.2 million.

Other Income, Net

Other income, net, includes among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains or losses on asset disposals.

Other income, net, for the first quarter ended March 31, 2024 was $0.4 million compared to $0.3 million for the first quarter ended March 26, 2023, an increase of $0.2 million or 66.5%. This increase was primarily due to an increase in trading gains in the rabbi trust used to fund our deferred compensation plan and a decrease in loss on sale of assets.

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for the first quarter ended March 31, 2024 was $6.5 million compared to $7.4 million for the first quarter ended March 26, 2023, a decrease of $0.9 million or 12.3%. This decrease was primarily driven by the improved lending terms associated with our 2023 Term Loan and 2023 Revolver Facility.

Our effective interest rate on the 2023 Term Loan and 2023 Revolver Facility was 8.37% and 8.09% as of March 31, 2024 and March 26, 2023, respectively.

Portillo's Inc. Form 10-Q | 25

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents.

Interest income for the quarter ended March 31, 2024 was $0.1 million. There was no interest income in the quarter ended March 26, 2023.

Tax Receivable Agreement Liability Adjustment

We are party to a Tax Receivable Agreement liability with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

The tax receivable agreement liability adjustment was $0.6 million for the quarter ended March 31, 2024 related to a remeasurement primarily due to activity under equity-based compensation plans. The tax receivable agreement liability adjustment, was $0.6 million for the quarter ended March 26, 2023.

Loss on Debt Extinguishment

There was no loss on debt extinguishment for the quarter ended March 31, 2024. Loss on debt extinguishment for the quarter ended March 26, 2023 was $3.5 million due to the write-off of debt discount and deferred issuance costs associated with the payoff of the 2014 Credit Agreement as described in Note 8. Debt.

Income Tax Benefit

Portillo's OpCo is treated as a partnership for U.S. federal, as well as state and local income tax purposes and is not subject to taxes. Rather, any taxable income or loss generated by Portillo's OpCo is allocated to its members in relation to their respective ownership percentage of Portillo's OpCo. We are subject to U.S. federal, as well as state and local, income taxes with respect to our allocable share of any taxable income or loss of Portillo's OpCo, as well as any stand-alone income or loss generated by Portillo's Inc.

Income tax benefit for the first quarter ended March 31, 2024 was $1.1 million compared to $0.6 million for the first quarter ended March 26, 2023, a decrease of $0.6 million or 103.4%. Our effective income tax rate for the quarter ended March 31, 2024 was (27.0)%, compared to 30.5% for the quarter ended March 26, 2023. The decrease in our effective income tax rate for the quarter ended March 31, 2024 compared to the quarter ended March 26, 2023 was primarily driven by a decrease in the valuation allowance recorded against a portion of the Company's deferred tax assets as a result of the Q1 2024 Secondary Offering, partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo.

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

Net income attributable to non-controlling interests for the first quarter ended March 31, 2024 was $0.8 million, compared to net loss attributable to non-controlling interests of $0.8 million for the first quarter ended March 26, 2023, an increase of $1.5 million or 203.0%. The increase in net income attributable to non-controlling interests for the quarter ended March 31, 2024 was primarily due to an increase in net income compared to the quarter ended March 26, 2023, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, from 31.4% for the quarter ended March 26, 2023 to 21.4% for the quarter ended March 31, 2024.

Portillo's Inc. Form 10-Q | 26

Key Performance Indicators and Non-GAAP Financial Measures

In addition to the GAAP measures presented in our financial statements, we use the following key performance indicators and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. These key measures include restaurant openings, average unit volume ("AUV"), same-restaurant sales, Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin. The Company includes these measures because management believes that they are important to day-to-day operations and overall strategy and are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision-making.

	Quarter Ended
	March 31, 2024	March 26, 2023
Total Restaurants (a)	85	75
AUV (in millions) (a)	$9.0	$8.7
Change in same-restaurant sales (b) (c)	(1.2)%	9.1%
Adjusted EBITDA (in thousands) (b)	$21,777	$19,634
Adjusted EBITDA Margin (b)	13.1%	12.6%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$36,371	$34,821
Restaurant-Level Adjusted EBITDA Margin (b)	21.9%	22.3%
(a) Includes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity. AUVs for the quarters ended March 31, 2024 and March 26, 2023 represent AUVs for the twelve months ended March 31, 2024 and March 26, 2023, respectively. Total restaurants indicated are as of a point in time.
(b) Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
(c) For the quarter ended March 31, 2024, same-restaurant sales compares the 13 weeks from January 1, 2024 through March 31, 2024 to the 13 weeks from January 2, 2023 through April 2, 2023.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). For the quarter ended March 31, 2024 and March 26, 2023, there were 69 and 63 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity.

A change in same-restaurant sales is the result of a change in restaurant transactions, average guest check, or a combination of the two. We gather daily sales data and regularly analyze the guest transaction counts and the mix of menu items sold to strategically evaluate menu pricing and demand. Measuring our change in same-restaurant sales allows management to evaluate the performance of our existing restaurant base. We believe this measure provides a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, unaffected by results of restaurant openings and enables investors to better understand and evaluate the Company’s historical and prospective operating performance.

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

Portillo's Inc. Form 10-Q | 27

Non-GAAP Financial Measures

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we use the following non-GAAP financial measures: Adjusted EBITDA and Adjusted EBITDA Margin, and Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin. Accordingly, these measures are not required by, nor presented in accordance with, GAAP, but rather are supplemental measures of operating performance of our restaurants. You should be aware that these measures are not indicative of overall results for the Company and that Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin do not accrue directly to the benefit of stockholders because of corporate-level expenses excluded from such measures. These measures are supplemental measures of operating performance and our calculations thereof may not be comparable to similar measures reported by other companies. These measures are important measures to evaluate the performance and profitability of our restaurants, individually and in the aggregate, but also have important limitations as analytical tools and should not be considered in isolation as substitutes for analysis of our results as reported under GAAP.

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

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended
	March 31, 2024	March 26, 2023
Net income (loss)	$5,344	$(1,273)
Net income (loss) margin	3.2%	(0.8)%
Depreciation and amortization	6,944	5,670
Interest expense	6,530	7,444
Interest income	(79)	—
Loss on debt extinguishment	—	3,465
Income tax benefit	(1,137)	(559)
EBITDA	17,602	14,747
Deferred rent (1)	1,170	1,225
Equity-based compensation	2,827	3,537
ERP implementation costs (2)	125	—
Other income (3)	75	117
Transaction-related fees & expenses (4)	539	592
Tax Receivable Agreement liability adjustment (5)	(561)	(584)
Adjusted EBITDA	$21,777	$19,634
Adjusted EBITDA Margin (6)	13.1%	12.6%
(1) Represents the difference between cash rent payments and the recognition of straight-line rent expense recognized over the lease term.
(2) Represents non-capitalized third party consulting and software licensing costs incurred in connection with the implementation of a new ERP system.
(3) Represents loss on disposal of property and equipment.

Portillo's Inc. Form 10-Q | 28

(4) Represents certain expenses that management believes are not indicative of ongoing operations, consisting primarily of certain professional fees.
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

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended
	March 31, 2024	March 26, 2023
Operating income	$10,097	$8,493
Operating income margin	6.1%	5.4%
Plus:
General and administrative expenses	18,540	18,778
Pre-opening expenses	1,423	2,344
Depreciation and amortization	6,944	5,670
Net income attributable to equity method investment	(205)	(207)
Other income, net	(428)	(257)
Restaurant-Level Adjusted EBITDA	$36,371	$34,821
Restaurant-Level Adjusted EBITDA Margin (1)	21.9%	22.3%
(1) Restaurant-Level Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our 2023 Revolver Facility. As of March 31, 2024, we maintained a cash and cash equivalents and restricted cash balance of $13.2 million and had $63.8 million of availability under our 2023 Revolver Facility, after giving effect to $4.2 million in outstanding letters of credit.

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

Portillo's Inc. Form 10-Q | 29

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

As of March 31, 2024, we estimate that our obligation for future payments under the TRA totaled $328.5 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $386.5 million as of March 31, 2024. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $328.5 million, primarily over the next 15 years, substantially declining in year 16 through year 47. For the quarters ended March 31, 2024 and March 26, 2023, we made TRA payments of $4.4 million relating to tax year 2022 and $0.8 million relating to tax year 2021, respectively. We expect a payment of $7.2 million relating to tax year 2023 to be paid within the next 12 months.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Quarter Ended
	March 31, 2024	March 26, 2023
Net cash provided by operating activities	$9,077	$6,486
Net cash used in investing activities	(16,939)	(20,190)
Net cash provided (used) in financing activities	10,608	(16,112)
Net increase (decrease) in cash and cash equivalents and restricted cash	2,746	(29,816)
Cash and cash equivalents and restricted cash at beginning of period	10,438	44,427
Cash and cash equivalents and restricted cash at end of period	$13,184	$14,611
Operating Activities

Net cash provided by operating activities for the quarter ended March 31, 2024 was $9.1 million compared to net cash provided by operating activities of $6.5 million for the quarter ended March 26, 2023, an increase of $2.6 million or 39.9%. This increase was primarily driven by the increase in net income of $6.6 million, partially offset by the change in operating assets and liabilities of $0.3 million and the change in non-cash items of $3.7 million.

The $0.3 million change in our operating assets and liabilities balances was primarily driven by operating assets and liabilities being a use of net cash of $4.3 million in the quarter ended March 31, 2024, compared to a use of net cash of $4.0 million in quarter ended March 26, 2023 driven by the change in inventory, other current assets, accrued expenses and other liabilities, and trade receivables in the quarter ended March 31, 2024. The $3.7 million change from the quarter ended March 31, 2024 in non-cash charges is primarily driven by the loss on debt extinguishment in the prior year, lower equity-based compensation expense, and higher income tax benefit, partially offset by higher depreciation and amortization in the current year. The increase in net income for the quarter ended March 31, 2024 was primarily due to the factors driving the aforementioned change in revenues and expenses as described in the condensed consolidated results of operations in the quarter ended March 31, 2024 compared to the quarter ended March 26, 2023.

Portillo's Inc. Form 10-Q | 30

Investing Activities

Net cash used in investing activities was $16.9 million for the quarter ended March 31, 2024 compared to $20.2 million for the quarter ended March 26, 2023, a decrease of $3.3 million or 16.1%. This decrease was primarily due to the number of restaurant openings and buildings in process during the quarter ended March 31, 2024 compared to the quarter ended March 26, 2023.

Financing Activities

Net cash provided by financing activities was $10.6 million for the quarter ended March 31, 2024 compared to net cash used in financing activities of $16.1 million for the quarter ended March 26, 2023, an increase of $26.7 million or 165.8%. This increase is primarily due to cash provided by proceeds from borrowings of short-term debt of $7.0 million, partially offset by an increase in payments made under the TRA of $3.6 million. The quarter ended March 26, 2023 included the payment of long-term debt in connection with our refinancing, as described in Note 8. Debt.

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

As of March 31, 2024, we had $32.0 million of borrowings under the 2023 Revolver Facility, and letters of credit issued under the 2023 Revolver Facility totaled $4.2 million. As a result, as of March 31, 2024, the Company had $63.8 million available under the 2023 Revolver Facility.

The 2023 Credit Agreement also includes certain financial covenants with respect to cash interest coverage and total net rent adjusted leverage. As of March 31, 2024, the Company was in compliance with financial covenants in the 2023 Credit Agreement.

Material Cash Requirements

There have been no material changes to the material cash requirements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, other than those payments made in the ordinary course of business.

Refer to Note 8. Debt for a description of a Credit Agreement and the repayment of borrowings.

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates or significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to its condensed consolidated financial statements. Refer to Note 2. Summary Of Significant Accounting Policies for additional detail.

Portillo's Inc. Form 10-Q | 31

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Portillo's Inc. Form 10-Q | 32

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding certain legal proceedings to which the Company is a party are discussed in Note 13. Contingencies in the notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference.

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Portillo's Inc. Form 10-Q | 33

Certain of our team members at our commissaries in Addison, IL and Aurora, IL voted on April 13, 2023 and April 30, 2024, respectively, in favor of being represented by a union. We filed objections to the 2023 election with the National Labor Relations Board on April 19, 2023, asserting that the promises made by the union and its agent prevented a free and fair election. We have appealed to the NLRB to set aside the election results. We filed an objection to the 2024 election with the National Labor Relations Board on May 7, 2024, asserting that the promises made by the union and its agents prevented a free and fair election. Although we have not received other petitions to unionize, it is possible that additional team members may seek to be represented by labor unions in the future. If a significant number of our team members were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could have a material adverse effect on our Results. In addition, a labor dispute involving some or all our team members may harm our reputation, disrupt our operations and reduce our revenues, and resolution of labor disputes could increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build-out costs for new restaurants in such markets could materially increase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Secondary Offering

In the first quarter of 2024, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $14.37 per share ("Q1 2024 Secondary Offering"). The Company granted BofA Securities, Inc., the underwriter (the "Underwriter"), a 30-day option to purchase up to an additional 1,200,000 shares of Class A common stock. The underwriter did not exercise its overallotment option within the 30-day period. We used all of the net proceeds from the Q1 2024 Secondary Offering to purchase LLC Units and corresponding shares of Class B common stock from certain pre-IPO LLC Members and to repurchase shares of Class A common stock from the shareholders of the Blocker Companies at a price per LLC Unit or share of Class A common stock, as applicable, equal to the public offering price per share of Class A common stock, less the underwriting discounts and commissions. The proceeds from the Q1 2024 Secondary Offering were used to (i) purchase 2,167,629 existing shares of Class A common stock from the shareholders of the Blocker Companies and (ii) redeem 5,832,371 LLC Units held by the pre-IPO LLC Members. In connection with the redemption, 5,832,371 shares of Class B common stock were surrendered by the pre-IPO LLC Members and canceled and the Company received 5,832,371 newly-issued LLC Units, increasing the Company's total ownership interest in Portillo's OpCo. As a result, Portillo’s did not receive any proceeds from the offering, and the total number of shares of Class A common stock and Class B common stock did not change; however, the number of outstanding shares of Class A common stock increased by the same number of the canceled shares of Class B common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
(a) On May 2, 2024, the Company’s board of directors (the “Board”) adopted a new form of option award agreement and performance-based restricted stock unit (“PRSU”) award agreement, for options and PRSU awards, respectively, granted to employees, including the Company’s executive officers, under the Portillo’s Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The Board also adopted a revised version of the Company’s existing form of restricted stock unit (“RSU”) award agreement, which clarifies potential treatment upon termination and makes other minor changes. The forms of option award agreement, PSU award agreement and RSU award agreement are subject to the terms and conditions of the 2021 Plan.

On May 2, 2024, the Board approved the Portillo’s Inc. Senior Executive Severance Plan (the “Senior Executive Severance Plan”) for employees at the level of senior vice president and above. With respect to each of the Company’s executive officers, the Senior Executive Severance Plan provides severance upon a termination of employment by the Company without cause or a resignation of employment by the employee for good reason, in each case, that occurs upon or within 24 months following a change in control equal to 2.0x (3.0x in the case of the CEO) the sum of the employee’s annual base salary and target annual bonus, as well as a pro-rated target annual bonus for the year of termination, the prior year bonus to the extent unpaid, outplacement assistance and subsidized COBRA during the severance period. Upon a termination of employment by the Company without cause prior to a change in control or following the change in control protection period, each named executive officer receives 1.0x (1.5x in the case of the CEO) the employee’s annual base salary, as well as a pro-rated annual bonus for

Portillo's Inc. Form 10-Q | 34

the year of termination based on actual period, the prior year bonus to the extent unpaid, outplacement assistance and subsidized COBRA during the severance period.

Each of the RSU award agreement, PRSU award agreement, option award agreement, and Senior Executive Severance Plan are filed as Exhibits 10.4, 10.5, 10.6 and 10.7, respectively, and are incorporated herein by reference.

(c) Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2024, the following officer of the Company amended his "Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K:

Name/ Title	Type of Plan	Original Adoption Date	Modification Date		Expiration Date	Aggregate Number of Securities to be Sold	Plan Description
Nicholas Scarpino, Chief Marketing Officer	10b5-1 Trading Plan	September 7, 2022	March 7, 2024	(a)	January 3, 2025	Up to 96,722	Exercise of Options and Sale of Shares
(a) On March 7, 2024, Nicholas Scarpino, Chief Marketing Officer, modified a Rule 10b5-1 trading arrangement, originally adopted on September 7, 2022 and modified on August 7, 2023. The modified trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the potential sale of up to an aggregate of 96,722 shares of the Company's common stock until the earlier of (1) January 3, 2025 and (2) the date on which all such shares have been sold under the plan.

No other director or officer of the Company adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K during this time.

Portillo's Inc. Form 10-Q | 35

Item 6. Exhibits.

Exhibit Number		Description	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Portillo's Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
3.2		Amended and Restated Bylaws of Portillo’s Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
10.1	†	Employment Agreement between PHD Group Holdings LLC and Susan Shelton, entered into as of August 1, 2014	*
10.2		Form of Stock and Unit Purchase Agreement by and among Portillo’s Inc. and the parties named therein (incorporated by reference to the Company's Registration Statement on S-1 filed on August 8, 2022)
10.3
Stock Unit and Purchase Agreement, dated February 27, 2024, by and among Portillo’s Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2024)

10.4	†	Form of 2024 Restricted Stock Unit Award Agreement under Portillo's Inc. 2021 Equity Incentive Plan	*
10.5	†	Form of 2024 Performance Stock Unit Award Agreement under Portillo's Inc. 2021 Equity Incentive Plan	*
10.6	†	Form of 2024 Stock Option Award Agreement under Portillo's Inc. 2021 Equity Incentive Plan	*
10.7	†	Senior Executive Severance Plan	*
31.1		Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2		Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH		XBRL Taxonomy Extension Schema Document	*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	*
104		Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith
†    Indicates a management contract or compensatory plan or agreement

Portillo's Inc. Form 10-Q | 36

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: May 7, 2024	By:	/s/ Michael Osanloo
Michael Osanloo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Portillo's Inc. Form 10-Q | 37