Form 10-Q
period 2024-06-30
Portillo's Inc.
filed 2024-08-06
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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
☐     Yes     ☒     No
As of July 30, 2024, there were 61,794,622 shares of the registrant's Class A common stock, par value $0.01 per share, issued and outstanding.

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
•the impact of unionization activities of our Team Members on our reputation, operations and profitability;
•risks associated with our reliance on certain information technology systems, including our new enterprise resource planning system, and potential failures or interruptions;
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

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$12,357	$10,438
Accounts and tenant improvement receivables	15,326	14,183
Inventory	8,755	8,733
Prepaid expenses	5,507	8,565
Total current assets	41,945	41,919
Property and equipment, net	314,617	295,793
Operating lease assets	213,757	193,825
Goodwill	394,298	394,298
Trade names	223,925	223,925
Other intangible assets, net	27,467	28,911
Equity method investment	15,940	16,684
Deferred tax assets	200,119	184,701
Other assets	6,850	5,485
Total other assets	868,599	854,004
TOTAL ASSETS	$1,438,918	$1,385,541

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,584	$33,189
Current portion of long-term debt	9,375	7,500
Current portion of Tax Receivable Agreement liability	7,230	4,428
Short-term debt	17,000	15,000
Deferred revenue	4,712	7,180
Short-term operating lease liability	5,791	5,577
Accrued expenses	27,573	32,039
Total current liabilities	109,265	104,913
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	278,679	283,923
Tax Receivable Agreement liability	320,849	295,390
Long-term operating lease liability	263,229	238,414
Other long-term liabilities	2,774	2,791
Total long-term liabilities	865,531	820,518
Total liabilities	974,796	925,431

COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 61,739,874 and 55,502,375 shares issued and outstanding at June 30, 2024 and December 31, 2023 , respectively.	617	555
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 11,640,555 and 17,472,926 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in-capital	344,937	308,212
Retained earnings	24,644	13,612
Total stockholders' equity attributable to Portillo's Inc.	370,198	322,379
Non-controlling interest	93,924	137,731
Total stockholders' equity	464,122	460,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,438,918	$1,385,541
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Quarter Ended		Two Quarters Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023

REVENUES, NET	$181,862	$169,182	$347,693	$325,242

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	61,712	56,229	118,673	109,856
Labor	46,412	43,153	89,714	83,612
Occupancy	9,211	8,237	18,551	16,688
Other operating expenses	19,958	18,832	39,815	37,536
Total restaurant operating expenses	137,293	126,451	266,753	247,692

General and administrative expenses	17,941	19,609	36,481	38,387
Pre-opening expenses	2,100	275	3,523	2,619
Depreciation and amortization	7,106	5,941	14,050	11,610
Net income attributable to equity method investment	(335)	(381)	(540)	(588)
Other income, net	(358)	(97)	(786)	(354)
OPERATING INCOME	18,115	17,384	28,212	25,876
Interest expense	6,603	6,523	13,133	13,966
Interest income	(75)	—	(154)	—
Tax Receivable Agreement liability adjustment	(439)	(579)	(1,000)	(1,163)
Loss on debt extinguishment	—	—	—	3,465
INCOME BEFORE INCOME TAXES	12,026	11,440	16,233	9,608
Income tax expense	3,496	1,542	2,359	983
NET INCOME	8,530	9,898	13,874	8,625
Net income attributable to non-controlling interests	2,060	3,110	2,842	2,351
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$6,470	$6,788	$11,032	$6,274

Net income per common share attributable to Portillo's Inc.:
Basic	$0.10	$0.12	$0.19	$0.12
Diluted	$0.10	$0.12	$0.18	$0.11

Weighted-average common shares outstanding:
Basic	61,650,118	54,964,649	59,543,950	52,252,053
Diluted	64,608,698	58,550,057	62,577,748	55,806,455

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Quarter Ended June 30, 2024 and June 25, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total Stockholders' Equity
Balance at March 26, 2023	54,467,951	$545	17,943,562	$—	$294,984	$(5,326)	$132,783	$422,986
Net income	—	—	—	—	—	6,788	3,110	9,898
Equity-based compensation	—	—	—	—	3,146	—	1,037	4,183
Activity under equity-based compensation plans	135,406	1	—	—	577	—	—	578
Redemption of LLC Interests	470,636	5	(470,636)	—	(5)	—	—	—
Non-controlling interest adjustment	—	—	—	—	4,109	—	(4,109)	—
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(1,189)	—	—	(1,189)
Balance at June 25, 2023	55,073,993	551	17,472,926	—	301,622	1,462	132,821	436,456

Balance at March 31, 2024	61,561,592	615	11,640,555	—	341,750	18,174	91,806	452,345
Net income	—	—	—	—	—	6,470	2,060	8,530
Equity-based compensation	—	—	—	—	2,429	—	461	2,890
Activity under equity-based compensation plans	178,282	2	—	—	355	—	—	357
Non-controlling interest adjustment	—	—	—	—	403	—	(403)	—
Balance at June 30, 2024	61,739,874	$617	11,640,555	$—	$344,937	$24,644	$93,924	$464,122

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 5

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Two Quarters Ended June 30, 2024 and June 25, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 25, 2022	48,420,723	$484	23,837,162	$—	$260,664	$(4,812)	$176,565	$432,901
Net income	—	—	—	—	—	6,274	2,351	8,625
Equity-based compensation	—	—	—	—	5,571	—	2,149	7,720
Activity under equity-based compensation plans	289,034	3	—	—	1,288	—	—	1,291
Redemption of LLC Units	6,364,236	64	(6,364,236)	—	(64)	—	—	—
Non-controlling interest adjustment	—	—	—	—	47,845	—	(47,845)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(399)	(399)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(13,682)	—	—	(13,682)
Balance at June 25, 2023	55,073,993	551	17,472,926	—	301,622	1,462	132,821	436,456

Balance at December 31, 2023	55,502,375	555	17,472,926	—	308,212	13,612	137,731	460,110
Net income	—	—	—	—	—	11,032	2,842	13,874
Equity-based compensation	—	—	—	—	4,650	—	1,067	5,717
Activity under equity-based compensation plans	405,128	4	—	—	1,168	—	—	1,172
Redemption of LLC Interests	5,832,371	58	(5,832,371)	—	(58)	—	—	—
Non-controlling interest adjustment	—	—	—	—	46,878	—	(46,878)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(838)	(838)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(15,913)	—	—	(15,913)
Balance at June 30, 2024	61,739,874	$617	11,640,555	$—	$344,937	$24,644	$93,924	$464,122

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Two Quarters Ended
	June 30, 2024	June 25, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,874	$8,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,050	11,610
Amortization of debt issuance costs and discount	380	620
Loss on sales of assets	66	496
Equity-based compensation	5,717	7,720
Deferred income tax expense	2,359	983
Tax Receivable Agreement liability adjustment	(1,000)	(1,163)
Gift card breakage	(502)	(528)
Loss on debt extinguishment	—	3,465
Changes in operating assets and liabilities:
Accounts receivable	(681)	(906)
Receivables from related parties	(158)	(141)
Inventory	(22)	894
Other current assets	1,916	(218)
Operating lease assets	4,461	3,880
Accounts payable	6,833	(2,779)
Accrued expenses and other liabilities	(6,365)	(559)
Operating lease liabilities	(1,908)	(1,359)
Deferred lease incentives	2,101	850
Other assets and liabilities	507	(181)
NET CASH PROVIDED BY OPERATING ACTIVITIES	41,628	31,309
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(33,905)	(37,359)
Proceeds from the sale of property and equipment	77	33
NET CASH USED IN INVESTING ACTIVITIES	(33,828)	(37,326)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	2,000	10,000
Proceeds from long-term debt	—	300,000
Payments of long-term debt	(3,750)	(322,428)
Proceeds from equity offering, net of underwriting discounts	114,960	179,306
Repurchase of outstanding equity / Portillo's OpCo units	(114,960)	(179,306)
Distributions paid to non-controlling interest holders	(838)	(399)
Proceeds from stock option exercises	1,109	1,015
Employee withholding taxes related to net settled equity awards	(279)	(56)
Proceeds from Employee Stock Purchase Plan purchases	306	297
Payments of Tax Receivable Agreement liability	(4,429)	(813)
Payment of deferred financing costs	—	(3,569)
NET CASH USED IN FINANCING ACTIVITIES	(5,881)	(15,953)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,919	(21,970)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	10,438	44,427
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$12,357	$22,457

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 7

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Two Quarters Ended
	June 30, 2024	June 25, 2023
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$12,792	$13,447
Income tax paid	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$10,397	$6,537
Establishment of liabilities under Tax Receivable Agreement	33,690	51,165

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

The Company operates fast-casual restaurants in 10 states, along with two food production commissaries in Illinois. As of June 30, 2024 and December 31, 2023, the Company had 85 and 83 restaurants in operation, respectively. The Company also had two non-traditional locations in operation as of June 30, 2024 and December 31, 2023. These non-traditional locations include a food truck and a ghost kitchen (small kitchen with no store-front presence, used to fill online orders). Portillo's additionally has a 50% interest in a single restaurant owned by C&O Chicago, L.L.C. ("C&O"), which is excluded from the Company's restaurant count noted above. The Company’s principal corporate offices are located in Oak Brook, Illinois.

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

As of June 30, 2024, the Company owns 84.1% of Portillo's OpCo and the pre-IPO LLC Members own the remaining 15.9% of Portillo's OpCo.

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

Fiscal Year

The Company uses a 52- or 53-week fiscal year ending on the Sunday prior to or on December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2024 and 2023 consist of 52 and 53 weeks, respectively. The fiscal periods presented in this report are the quarters and two quarters ended June 30, 2024 and June 25, 2023, respectively.

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

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues, net in the condensed consolidated statements of operations. The Company recognized gift card breakage of $0.2 million and $0.5 million for the quarter and two quarters ended June 30, 2024 and June 25, 2023, respectively.

The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability included in current deferred revenue on the condensed consolidated balance sheets is as follows (in thousands):

	June 30, 2024	December 31, 2023
Gift card liability	$4,635	$6,981

Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in their respective liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Revenue recognized from gift card liability balance at the beginning of the year	$912	$900	$2,982	$2,837

Portillo's Inc. Form 10-Q | 11

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$6,490	$6,737
Work in progress	165	157
Finished goods	1,461	912
Consigned inventory	639	927
	$8,755	$8,733

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Land improvements	$19,504	$19,000
Furniture, fixtures, and equipment	161,255	155,871
Leasehold improvements	240,805	227,080
Transportation equipment	2,802	2,881
Construction-in-progress	28,296	16,808
	452,662	421,640
Less accumulated depreciation	(138,045)	(125,847)
	$314,617	$295,793

Depreciation expense was $6.4 million and $12.6 million for the quarter and two quarters ended June 30, 2024, respectively, and $5.2 million and $10.2 million for the quarter and two quarters ended June 25, 2023, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

Portillo's Inc. Form 10-Q | 12

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year.

Intangible assets, net consisted of the following (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangible subject to amortization:
Recipes	56,117	(28,650)	27,467
	$280,042	$(28,650)	$251,392

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangible subject to amortization:
Recipes	56,117	(27,206)	28,911
	$280,042	$(27,206)	$252,836

Amortization expense was $0.7 million and $1.4 million for the quarter and two quarters ended June 30, 2024, respectively, and $0.7 million and $1.4 million for the quarter and two quarters ended June 25, 2023, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

The estimated aggregate amortization expense related to intangible assets held at June 30, 2024 for the remainder of this year and the succeeding five years and thereafter is as follows (in thousands):

Estimated Amortization
2024 (excluding the two quarters ended June 30, 2024)	$1,369
2025	2,707
2026	2,707
2027	2,707
2028	2,707
2029	2,150
2030 and thereafter	13,120
$27,467

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

As of June 30, 2024 and December 31, 2023, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	June 30, 2024	December 31, 2023
	Level 1	Level 1
Assets - Investments designated for deferred compensation plan
Cash accounts	$996	$1,083
Mutual funds	2,519	2,181
Total assets	$3,515	$3,264
As of June 30, 2024 and December 31, 2023, we had no Level 2 or Level 3 assets.
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

Assets Measured at Fair Value on a Non-Recurring Basis

Assets that are measured at fair value on a non-recurring basis include property and equipment, net, operating lease assets, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the quarter and two quarters ended June 30, 2024 and June 25, 2023.

Portillo's Inc. Form 10-Q | 14

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.     DEBT

Debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
2023 Term Loan	$290,625	$294,375
2023 Revolver Facility	17,000	15,000
Unamortized discount and debt issuance costs	(2,571)	(2,952)
Total debt, net	305,054	306,423
Less: Short-term debt	(17,000)	(15,000)
Less: Current portion of long-term debt	(9,375)	(7,500)
Long-term debt, net	$278,679	$283,923
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

As of June 30, 2024, the interest rates on the 2023 Term Loan and 2023 Revolver Facility were 7.98% and 7.94%, respectively. Pursuant to the 2023 Credit Agreement, as of June 30, 2024, the commitment fees to maintain the 2023 Revolver Facility were 0.20% and letter of credit fees were 2.50%. Commitment fees and letter of credit fees are recorded as interest expense in the condensed consolidated statements of operations. As of June 30, 2024, the effective interest rate was 8.31%.

As of June 25, 2023, the interest rate on both the 2023 Term Loan and 2023 Revolver Facility was 8.00%. Pursuant to the 2023 Credit Agreement, as of June 25, 2023, the commitment fees to maintain the 2023 Revolver Facility were 0.25%, letter of credit fees were 2.75%, and letter of credit fronting fees were 0.125%. As of June 25, 2023, the effective interest rate was 8.16%.

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

As of June 30, 2024, outstanding borrowings under the 2023 Credit Agreement totaled $307.6 million, comprised of $290.6 million under the 2023 Term Loan, and $17.0 million under the 2023 Revolver Facility. Letters of credit issued under the 2023 Revolver Facility totaled $4.2 million. As a result, as of June 30, 2024, the Company had $78.8 million available under the 2023 Revolver Facility.

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

Discount, Debt Issuance Costs and Interest Expense

Pursuant to the 2023 Credit Agreement, the Company capitalized deferred financing costs and issuance discounts of $3.6 million which will be amortized over the term of the 2023 Credit Agreement.

The Company amortized an immaterial amount and $0.1 million of deferred financing costs during the quarter and two quarters ended June 30, 2024, respectively, and an immaterial amount and $0.3 million for the quarter and two quarters ended June 25, 2023, respectively, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company amortized $0.2 million and $0.3 million in original issue discount related to the long-term debt during the quarter and two quarters ended June 30, 2024, respectively, and $0.2 million and $0.3 million in the quarter and two quarters ended June 25, 2023, respectively, which is included in interest expense in the condensed consolidated statements of operations.

Total interest expense was $6.6 million and $13.1 million for the quarter and two quarters ended June 30, 2024, respectively, and $6.5 million and $14.0 million for the quarter and two quarters ended June 25, 2023, respectively.

Fair Value of Debt

As of June 30, 2024 and December 31, 2023, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

Guarantees and Covenants

The 2023 Credit Agreement is guaranteed by all domestic subsidiaries of the Borrower (subject to customary exceptions) and secured by liens on substantially all of the assets of Holdings, the Borrower and the subsidiary guarantors (subject to customary exceptions).

The 2023 Credit Agreement also includes certain financial covenants with respect to cash interest coverage and total net rent adjusted leverage. As of June 30, 2024, the Company was in compliance with financial covenants in the 2023 Credit Agreement.

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

Portillo's Inc. Form 10-Q | 16

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	June 30, 2024		December 31, 2023
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	61,739,874	84.1%	55,502,375	76.1%
pre-IPO LLC Members	11,640,555	15.9%	17,472,926	23.9%
Total	73,380,429	100.0%	72,975,301	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for the quarter and two quarters ended June 30, 2024 was 15.9% and 18.7%, respectively. The pre-IPO LLC Members' weighted average ownership percentage for the quarter and two quarters ended June 25, 2023 was 24.2% and 27.8%, respectively.

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Quarter Ended		Two Quarters Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net income attributable to Portillo's Inc.	$6,470	$6,788	$11,032	$6,274
Activity under equity-based compensation plans	355	577	1,168	1,288
Non-controlling interest adjustment	403	4,109	46,878	47,845
Redemption of LLC Units	—	(5)	(58)	(64)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	(1,189)	(15,913)	(13,682)
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$7,228	$10,280	$43,107	$41,661

NOTE 10.    EQUITY-BASED COMPENSATION
Equity-based compensation expense is calculated based on equity awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.

Equity-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Labor	$546	$440	$954	$785
General and administrative expenses	2,344	3,744	4,763	6,935
Total equity-based compensation expense	$2,890	$4,184	$5,717	$7,720

The Company's Chief Operating Officer departed from his role, effective June 30, 2024. In accordance with the Company’s Senior Executive Severance Plan, Mr. Pratt’s pre-IPO nonqualified stock options and his Restricted Stock Units (“RSUs”), both of which were scheduled to vest later in 2024, vested on June 30, 2024. The pre-IPO Options will remain exercisable through the 10th anniversary of the original grant date of September 14, 2020. The primary modification was to extend the permitted time for which the options could be exercised subsequent to termination, from 90 days to September 14, 2030, which is the 10th anniversary of the original awards. All other equity grants were forfeited. The Company recorded a $0.2 million charge to equity-based compensation expense during the quarter and two quarters ended June 30, 2024, to reflect the incremental value related to the modifications described herein.

Portillo's Inc. Form 10-Q | 17

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

During the two quarters ended June 30, 2024, we granted 615,061 RSUs, under the Portillo's Inc. 2021 Equity Incentive Plan (the "2021 Plan") to certain employees. During the two quarters ended June 30, 2024, we also granted 54,856 RSUs to non-employee directors under the 2021 Plan. The weighted average fair value of these awards was determined using the Company's closing stock price on the applicable grant dates, which was $12.42. The RSUs granted to employees will generally vest one-third on each of the first three anniversaries of the date of grant subject to continued service on such date. The RSUs granted to non-employee directors will vest at the end of this fiscal year.

Stock Options

During the quarter and two quarters ended June 30, 2024, the Company granted 311,042 stock options under the 2021 Plan, to its President and Chief Executive Officer. The stock options vest on the fourth anniversary of the award and are exercisable within a 10-year period from the date of grant. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect the fair value of each stock option. The assumptions used to estimate the fair value of stock options granted during the quarter and two quarters ended June 30, 2024 were as follows:

2024
Fair value of stock option	$6.43
Stock Price	$11.94
Risk-free interest rate	4.58%
Expected life (years)	6.3
Expected dividend yield	—
Volatility	49.4%

Performance Stock Units

During the quarter and two quarters ended June 30, 2024, the Company granted 322,443 performance stock units ("PSUs") to its executive officers under the 2021 Plan. These PSUs will vest after the fiscal year ending December 27, 2026 based on continued service and the achievement of performance metrics tied to the cumulative growth of revenue and Adjusted EBITDA from fiscal year 2024 to fiscal year 2026. The fair value of these awards was determined using the Company's closing stock price on the date of grant of $11.94. Equity-based compensation costs associated with these PSUs are reassessed each reporting period based on estimated performance achievement. The cumulative effect on current and prior periods of a change in attainment is recognized in general and administrative expenses in the consolidated statements of operations in the period of change.

Performance Stock Options

During the quarter and two quarters ended June 30, 2024, the Company granted 625,000 performance stock options ("PSOs") under the 2021 Plan to a certain executive officer. The grant date fair value of these awards of $0.12 was determined using a Monte Carlo simulation model. The awards are eligible to vest in three (3) tranches based on stock performance conditions: (i) one-third (1/3rd) of the PSOs will vest on the third anniversary of the IPO if the 20-day volume-weighted average price ("VWAP") for a share of common stock is $30.00 per share (1.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the second anniversary of the IPO and ending on the last trading day immediately preceding the third anniversary IPO; (ii) one-third (1/3) of the PSOs will vest on the fourth anniversary of the IPO if the 20-day VWAP for a share of common stock is $40.00 per share (2 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the third anniversary of the IPO and ending on the last trading day immediately preceding the fourth anniversary of the IPO; and (iii) one-third (1/3) of the PSOs will vest on the fifth anniversary of the IPO if the 20-day VWAP for a share of common stock is $50.00 per share (2.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the fourth anniversary of the IPO and ending on the last trading day immediately preceding the fifth anniversary of the IPO. All PSOs are subject to continued service on the vesting date of each tranche date and if any tranches fail to vest, the unvested portion of such PSOs will be forfeited and will not be eligible to vest in subsequent years. Once vested, the PSOs are exercisable within a 10-year period from the date of grant.

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

Income Tax Expense

The effective income tax rate for the quarter and two quarters ended June 30, 2024 was 29.1% and 14.5%, respectively, and 13.5% and 10.2% for the quarter and two quarters ended June 25, 2023, respectively. The increase in our effective income tax rate for the quarter ended June 30, 2024 compared to the quarter ended June 25, 2023 was primarily driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo, and recording of net operating loss carryforwards in the prior year. The increase in our effective income tax rate for the two quarters ended June 30, 2024 compared to the two quarters ended June 25, 2023 was primarily driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo, and recording of net operating loss carryforwards in the prior year, partially offset by a decrease in the valuation allowance recorded against a portion of the Company's deferred tax assets as a result of the Secondary Offering. The Company’s annual effective tax rate differs from the statutory rate of 21% primarily because the Company is not liable for federal or state income taxes on the portion of Portillo's OpCo’s earnings that are attributable to non-controlling interests, deferred tax adjustments and impacts from equity-based award activity.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 30, 2024, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to the basis difference in its investment in Portillo's OpCo that will never be realizable or only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize) are more likely than not to be realized.

Secondary Offerings

In the first quarter of 2024, in connection with the Q1 2024 Secondary Offering previously discussed in Note 1. Description Of Business, 5,832,371 LLC Units were redeemed by the pre-IPO LLC Members for newly-issued shares of Class A common stock. As a result, an increase in the tax basis of net assets of Portillo's OpCo subject to the provisions of the Tax Receivable Agreement (the "Tax Receivable Agreement" or "TRA") was recorded. The Company recorded a deferred tax asset of $17.8 million and an additional TRA liability of $33.7 million. As of June 30, 2024, we estimated that our obligation for future payments under the TRA liability totaled $328.1 million. For the two quarters ended June 30, 2024 and June 25, 2023, the Company made TRA payments of $4.4 million relating to tax year 2022 and $0.8 million relating to tax year 2021, respectively. There were no amounts paid under the TRA during the quarters ended June 30, 2024 and June 25, 2023. We expect a payment of $7.2 million relating to tax year 2023 to be paid within the next 12 months.

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

Portillo's Inc. Form 10-Q | 19

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The computations of basic and diluted earnings per share for the quarter and two quarters ended June 30, 2024 and June 25, 2023 are as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net income	$8,530	$9,898	$13,874	$8,625
Net income attributable to non-controlling interests	2,060	3,110	2,842	2,351
Net income attributable to Portillo's Inc.	$6,470	$6,788	$11,032	$6,274

Shares:
Weighted-average number of common shares outstanding-basic	61,650	54,965	59,544	52,252
Dilutive share awards	2,959	3,585	3,034	3,554
Weighted-average number of common shares outstanding-diluted	64,609	58,550	62,578	55,806

Basic net income per share	$0.10	$0.12	$0.19	$0.12
Diluted net income per share	$0.10	$0.12	$0.18	$0.11

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of Portillo's Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

The following shares were excluded from the calculation of diluted earnings per share because they would be antidilutive (in thousands):

	Quarter Ended		Two Quarters Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Shares subject to market performance conditions	2,109	1,807	2,109	1,807
Shares that were antidilutive	1,331	22	480	14
Total shares excluded from diluted net income per share	3,440	1,829	2,589	1,821

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

NOTE 14.    RELATED PARTY TRANSACTIONS

As of June 30, 2024 and December 31, 2023 the related parties’ receivables balance consisted of $0.5 million and $0.3 million, respectively, due from C&O, which is included in accounts and tenant improvement receivables in the condensed consolidated balance sheets.

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

Portillo's Inc. Form 10-Q | 20

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred the following Olo-related costs for the quarter and two quarters ended June 30, 2024 and June 25, 2023 (in thousands):

	Quarter Ended		Two Quarters Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Food, beverage and packaging costs	$512	$478	$1,014	$1,063
Other operating expenses	138	112	240	226
Net Olo-related costs	$650	$590	$1,254	$1,289

As of June 30, 2024 and December 31, 2023, $0.3 million and $0.4 million, respectively, were payable to Olo and were included in accounts payable in the condensed consolidated balance sheets.

Tax Receivable Agreement

We are party to a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. For the two quarters ended June 30, 2024 and June 25, 2023, the Company made TRA payments of $4.4 million relating to tax year 2022 and $0.8 million relating to tax year 2021, respectively. There were no amounts paid under the TRA during the quarters ended June 30, 2024 and June 25, 2023. We expect a payment of $7.2 million relating to tax year 2023 to be paid within the next 12 months.

(in thousands)	June 30, 2024	December 31, 2023
Current portion of Tax Receivable Agreement liability	$7,230	$4,428
Tax receivable agreement liability	320,849	295,390

Secondary Offerings

In connection with the secondary offerings previously discussed in Note 1. Description Of Business, we purchased LLC Units and corresponding shares of Class B common stock and shares of Class A common stock using the proceeds of the secondary offerings at a price equal to the public offering price less the underwriting discounts and commissions from certain pre-IPO LLC Members and shareholders of the Blocker Companies, including from funds affiliated with Berkshire Partners LLC, which is our largest shareholder that beneficially owns approximately 19.3% of the Company as of June 30, 2024.

NOTE 15.    SUBSEQUENT EVENTS

The Company opened two new restaurants subsequent to June 30, 2024 in Livonia, Michigan and in Mansfield, Texas for a total of 87 restaurants, excluding a restaurant owned by C&O, of which Portillo's owns 50% of the equity.

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

As of June 30, 2024, we owned and operated 86 Portillo’s restaurants across ten states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-Q | 22

Financial Highlights for the Quarter Ended June 30, 2024 vs. Quarter Ended June 25, 2023:

•Total revenue increased 7.5% or $12.7 million to $181.9 million;
•Same restaurant sales* decreased 0.6%;
•Operating income increased $0.7 million to $18.1 million;
•Net income decreased $1.4 million to $8.5 million;
•Restaurant-Level Adjusted EBITDA** increased $1.8 million to $44.6 million; and
•Adjusted EBITDA** increased $0.6 million to $29.9 million.

Financial Highlights for the Two Quarters Ended June 30, 2024 vs. Two Quarters Ended June 25, 2023:

•Total revenue increased 6.9% or $22.5 million to $347.7 million;
•Same restaurant sales* decreased 0.9%;
•Operating income increased $2.3 million to $28.2 million;
•Net income increased $5.2 million to $13.9 million;
•Restaurant-Level Adjusted EBITDA** increased $3.4 million to $80.9 million; and
•Adjusted EBITDA** increased $2.8 million to $51.6 million.

* For the quarter ended June 30, 2024, same-restaurant sales compares the 13 weeks from April 1, 2024 through June 30, 2024 to the 13 weeks from April 3, 2023 through July 2, 2023. For the two quarters ended June 30, 2024, same-restaurant sales compares the 26 weeks from January 1, 2024 through June 30, 2024 to the 26 weeks from January 2, 2023 through July 2, 2023.
** Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income (loss) and Restaurant-Level Adjusted EBITDA to operating income the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Recent Developments and Trends

In the quarter and two quarters ended June 30, 2024, total revenue grew 7.5% or $12.7 million and 6.9% or $22.5 million, respectively, primarily due to new restaurant openings in 2023 and 2024. Same-restaurant sales declined 0.6% during the quarter ended June 30, 2024, compared to 5.9% same-restaurant sales growth during the same quarter in 2023. Same-restaurant sales declined 0.9% during the two quarters ended June 30, 2024, compared to 7.4% same-restaurant sales growth during the two quarters ended June 25, 2023. Refer to "Selected Operating Data" section below for definition of Same-Restaurant Sales.

In June, we re-tiered some of our restaurants in higher-cost areas, contributing to an effective price increase of approximately 1%. We will keep a close eye on cost pressures, market competition, and consumer sentiment to guide our pricing decisions in the coming quarters.

In the quarter and two quarters ended June 30, 2024, commodity inflation was 6.9% and 5.9%, respectively, compared to 5.5% and 7.1% for the quarter and two quarters ended June 25, 2023. Labor, as a percentage of revenue, net was flat during the quarter ended June 30, 2024 compared to the quarter ended June 25, 2023 primarily due to an increase in our average check and lower variable-based compensation, offset by lower transactions and incremental wage rate increases to support our team members. For the two quarters ended June 30, 2024, labor as a percent of revenues, net increased 0.1% compared to the two quarters ended June 25, 2023, primarily due to lower transactions and incremental wage rate increases, partially offset by an increase in our average check and lower variable-based compensation.

We recently unveiled the details of our strategic pillars, which were already in progress during the second quarter of 2024. These four key strategic pillars guide our short-term objectives and form the basis for growth.

•Running world class operations: flex our multi-channel muscle, greatness in the drive thru and unrivaled value in fast casual

•Innovating and amplifying the Portillo’s experience: craveable and fresh for everyone, local & experiential, digitally engage guests

•Building restaurants with industry leading returns: best in class AUVs, optimize capital investments, scale quickly, replicable processes

•Taking great care of our teams: meaningful work environment, total rewards that matter, igniting talents and careers, enhanced digital workplace experience

Portillo's Inc. Form 10-Q | 23

In the quarter and two quarters ended June 30, 2024, total revenue, operating income, Restaurant-Level Adjusted EBITDA, and Adjusted EBITDA all improved, while net income decreased, versus the prior year. We believe this improvement stemmed from concentrating on the four strategic pillars previously mentioned. For the full year 2024, we expect to achieve flat to slightly positive comparable sales and restaurant-level margins between 23% and 24%.

Development Highlights
During the two quarters ended June 30, 2024, we opened two restaurants in the Texas and Arizona markets. Subsequent to June 30, 2024, we opened two additional restaurants, bringing our total restaurant count to 88, including a restaurant owned by C&O of which Portillo’s owns 50% of the equity. In the second half of 2024 we aim to open at least six more restaurants for a total of at least 10 new restaurants opened in the fiscal year 2024, including further expansion into the Houston and Dallas-Fort Worth markets in Texas.

Below are the restaurants opened since the beginning of fiscal 2024:

Location	Opening Date	Fiscal Quarter Opened
Denton, Texas	March 2024	Q1 2024
Surprise, Arizona	May 2024	Q2 2024
Livonia, Michigan	July 2024	Q3 2024
Mansfield, Texas	August 2024	Q3 2024

Portillo's Inc. Form 10-Q | 24

Consolidated Results of Operations
The following table summarizes our results of operations for the quarter and two quarters ended June 30, 2024 and June 25, 2023 (in thousands):

	Quarter Ended				Two Quarters Ended
	June 30, 2024		June 25, 2023		June 30, 2024		June 25, 2023
REVENUES, NET	$181,862	100.0%	$169,182	100.0%	$347,693	100.0%	$325,242	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	61,712	33.9%	56,229	33.2%	118,673	34.1%	109,856	33.8%
Labor	46,412	25.5%	43,153	25.5%	89,714	25.8%	83,612	25.7%
Occupancy	9,211	5.1%	8,237	4.9%	18,551	5.3%	16,688	5.1%
Other operating expenses	19,958	11.0%	18,832	11.1%	39,815	11.5%	37,536	11.5%
Total restaurant operating expenses	137,293	75.5%	126,451	74.7%	266,753	76.7%	247,692	76.2%
General and administrative expenses	17,941	9.9%	19,609	11.6%	36,481	10.5%	38,387	11.8%
Pre-opening expenses	2,100	1.2%	275	0.2%	3,523	1.0%	2,619	0.8%
Depreciation and amortization	7,106	3.9%	5,941	3.5%	14,050	4.0%	11,610	3.6%
Net income attributable to equity method investment	(335)	(0.2)%	(381)	(0.2)%	(540)	(0.2)%	(588)	(0.2)%
Other income, net	(358)	(0.2)%	(97)	(0.1)%	(786)	(0.2)%	(354)	(0.1)%
OPERATING INCOME	18,115	10.0%	17,384	10.3%	28,212	8.1%	25,876	8.0%
Interest expense	6,603	3.6%	6,523	3.9%	13,133	3.8%	13,966	4.3%
Interest income	(75)	—%	—	—%	(154)	—%	—	—%
Tax Receivable Agreement liability adjustment	(439)	(0.2)%	(579)	(0.3)%	(1,000)	(0.3)%	(1,163)	(0.4)%
Loss on debt extinguishment	—	—%	—	—%	—	—%	3,465	1.1%
INCOME BEFORE INCOME TAXES	12,026	6.6%	11,440	6.8%	16,233	4.7%	9,608	3.0%
Income tax expense	3,496	1.9%	1,542	0.9%	2,359	0.7%	983	0.3%
NET INCOME	8,530	4.7%	9,898	5.9%	13,874	4.0%	8,625	2.7%
Net income attributable to non-controlling interests	2,060	1.1%	3,110	1.8%	2,842	0.8%	2,351	0.7%
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$6,470	3.6%	$6,788	4.0%	$11,032	3.2%	$6,274	1.9%
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

Revenues for the quarter ended June 30, 2024 were $181.9 million compared to $169.2 million for the quarter ended June 25, 2023, an increase of $12.7 million or 7.5%. The increase in revenues was primarily attributed to the opening of nine restaurants in 2023 and two restaurants during the two quarters ended June 30, 2024, partially offset by a decrease in our same-restaurant sales. Restaurants not in our comparable restaurant base contributed $12.6 million of the total year-over- year increase. This increase in revenues was offset by a same-restaurant sales decrease of 0.6%, or $1.0 million in the quarter. The same-restaurant sales decline was attributable to a 2.3% decrease in transactions, partially offset by an increase in average check of 1.7%. The higher average check was driven by an approximate 4.3% increase in certain menu prices partially offset by product mix. To address inflationary cost pressures, we increased select menu prices by approximately 1.5% in January 2024 and again at the end of March 2024. In June 2024, we implemented a 1% price increase primarily by re-tiering some of our restaurants in higher-cost areas. Revenue also benefited $1.2 million in the second quarter due to the shifting of comparable weeks. For the purpose of calculating same-restaurant sales for the quarter ended June 30, 2024, sales for 70 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base (as defined in "Selected Operating Data" below).

Portillo's Inc. Form 10-Q | 25

The following table summarizes the Company's revenue for the quarter ended June 30, 2024 and June 25, 2023 (in thousands):

	Quarter Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
Same-restaurant sales (70 restaurants) (1) (3)	$154,646	$155,631	$(985)	(0.6)%
Same-restaurant sales comparable week shift impact (2)	—	(1,209)	1,209	nm
Restaurants not yet in comparable base opened in fiscal 2024 (2 restaurants) (3)	2,834	—	2,834	nm
Restaurants not yet in comparable base opened in fiscal 2023 (12 restaurants) (3)	19,095	9,193	9,902	107.7%
Restaurants not yet in comparable base opened in fiscal 2022 (1 restaurant) (3)	2,591	2,714	(123)	(4.5)%
Other (4)	2,696	2,853	(157)	(5.5)%
Revenues, net	$181,862	$169,182	$12,680	7.5%
(1) We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. Fiscal 2024 consists of 52 weeks and fiscal 2023 consisted of 53 weeks. In order to compare like-for-like periods for the quarter ended June 30, 2024, same-restaurant sales compares the 13 weeks from April 1, 2024 through June 30, 2024 to the 13 weeks from April 3, 2023 through July 2, 2023.
(2) Represents the impact from shifting comparable weeks for all periods in fiscal 2023 to compare like-for-like periods. For the quarter ended June 25, 2023, same-restaurant sales includes sales from the 13 weeks from April 3, 2023 through July 2, 2023 rather than the 13 weeks from March 27, 2023 through June 25, 2023.
(3) Total restaurants indicated are as of June 30, 2024. Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
(4) Includes revenue from direct shipping sales and non-traditional locations.
*nm - not meaningful

Revenues for the two quarters ended June 30, 2024 were $347.7 million compared to $325.2 million for the two quarters ended June 25, 2023, an increase of $22.5 million or 6.9%. The increase in revenues was primarily attributed to the opening of twelve restaurants in 2023 and two restaurants during the two quarters ended June 30, 2024, partially offset by a decrease in our same-restaurant sales. Restaurants not in our comparable restaurant base contributed $26.5 million of the total year-over-year increase. This increase in revenues was offset by a same-restaurant sales decrease of 0.9%, or $2.6 million in the quarter. The same-restaurant sales decline was attributable to a 2.7% decrease in transactions, partially offset by an increase in average check of 1.8%. The higher average check was primarily driven by an approximate 4.7% increase in menu prices partially offset by product mix. To address inflationary cost pressures, we increased select menu prices by approximately 1.5% in January 2024 and again at the end of March 2024. In June 2024, we implemented a 1% price increase primarily by re-tiering some of our restaurants in higher-cost areas. Revenue was negatively impacted by $0.8 million in the second quarter due to the shifting of comparable weeks. For the purpose of calculating same-restaurant sales for the two quarters ended June 30, 2024, sales for 70 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base.
The following table summarizes the Company's revenue for the two quarters ended June 30, 2024 and June 25, 2023 (in thousands):

	Two Quarters Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
Same-restaurant sales (70 restaurants) (1) (3)	$292,812	$295,406	$(2,594)	(0.9)%
Same-restaurant sales comparable week shift Impact (2)	—	829	(829)	nm
Restaurants not yet in comparable base opened in fiscal 2024 (2 restaurants) (3)	3,413	—	3,413	nm
Restaurants not yet in comparable base opened in fiscal 2023 (12 restaurants) (3)	39,483	15,719	23,764	151.2%
Restaurants not yet in comparable base opened in fiscal 2022 (1 restaurant) (3)	6,292	6,955	(663)	(9.5)%
Other (4)	5,693	6,333	(640)	(10.1)%
Revenues, net	$347,693	$325,242	$22,451	6.9%
(1) We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. Fiscal 2024 consists of 52 weeks and fiscal 2023 consisted of 53 weeks. In order to compare like-for-like periods for the for the two quarters ended June 30, 2024, same-restaurant sales compares the 26 weeks from January 1, 2024 through June 30, 2024 to the 26 weeks from January 2, 2023 through July 2, 2023.
(2) Represents the impact from shifting comparable weeks for all periods in fiscal 2023 to compare like-for-like periods. For the two quarters ended June 25, 2023, same-restaurant sales includes sales from the 26 weeks from January 2, 2023 through July 2, 2023 rather than the 13 weeks from December 26, 2022 through June 25, 2023.
(3) Total restaurants indicated are as of June 30, 2024. Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
(4) Includes revenue from direct shipping sales and non-traditional locations.
*nm - not meaningful

Portillo's Inc. Form 10-Q | 26

Food, Beverage and Packaging Costs

Food, beverage and packaging costs include the direct costs associated with food and beverages, including paper products and third-party delivery commissions. The components of food, beverage and packaging costs are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

Food, beverage and packaging costs for the quarter ended June 30, 2024 were $61.7 million compared to $56.2 million for the quarter ended June 25, 2023, an increase of $5.5 million or 9.8%. This increase was primarily driven by the opening of nine restaurants in 2023 and two restaurants during the two quarters ended June 30, 2024 and a 6.9% increase in commodity prices. As a percentage of revenues, net, food, beverage and packaging costs increased 0.7% during the quarter ended June 30, 2024. The increase was primarily due to an increase in certain commodity prices, partially offset by an increase in average check.

Food, beverage and packaging costs for the two quarters ended June 30, 2024 was $118.7 million compared to $109.9 million for the two quarters ended June 25, 2023, an increase of $8.8 million or 8.0%. This increase was primarily driven by the opening of twelve restaurants in 2023 and two restaurants during the two quarters ended June 30, 2024 and a 5.9% increase in commodity prices, partially offset by lower third-party delivery commissions. As a percentage of revenues, net, food, beverage and packaging costs increased 0.3% during the two quarters ended June 30, 2024. The increase was primarily due to an increase in certain commodity prices, partially offset by an increase in average check and lower third-party delivery commissions.

Labor Expenses

Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the quarter ended June 30, 2024 were $46.4 million compared to $43.2 million for the quarter ended June 25, 2023, an increase of $3.3 million or 7.6%. This increase was primarily driven by the opening of nine restaurants in 2023 and two restaurants during the two quarters ended June 30, 2024 and incremental investments to support our team members, partially offset by lower variable-based compensation. As a percentage of revenues, net, labor was flat primarily due to an increase in our average check and lower variable-based compensation, offset by lower transactions and incremental wage rate increases.

Labor expenses for the two quarters ended June 30, 2024 were $89.7 million compared to $83.6 million for the two quarters ended June 25, 2023, an increase of $6.1 million or 7.3%. This increase was primarily driven by the opening of twelve restaurants in 2023 and two restaurants during the two quarters ended June 30, 2024 and incremental investments to support our team members, partially offset by lower variable-based compensation. As a percentage of revenues, net, labor increased 0.1% primarily due to lower transactions and incremental wage rate increases, partially offset by an increase in our average check and lower variable-based compensation.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes.

Occupancy expenses for the quarter ended June 30, 2024 were $9.2 million compared to $8.2 million for the quarter ended June 25, 2023, an increase of $1.0 million or 11.8%, primarily driven by the opening of nine restaurants in 2023 and two restaurants during the two quarters ended June 30, 2024. As a percentage of revenues, net, occupancy expenses increased 0.2%.

Occupancy expenses for the two quarters ended June 30, 2024 were $18.6 million compared to $16.7 million for the two quarters ended June 25, 2023, an increase of $1.9 million or 11.2%, primarily driven by the opening of twelve restaurants in 2023 and two restaurants during the two quarters ended June 30, 2024. As a percentage of revenues, net, occupancy expenses increased 0.2%.

Portillo's Inc. Form 10-Q | 27

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other operating expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the quarter ended June 30, 2024 were $20.0 million compared to $18.8 million for the quarter ended June 25, 2023, an increase of $1.1 million or 6.0%, primarily due to the opening of nine restaurants in 2023 and two restaurants during the two quarters ended June 30, 2024, partially offset by a decrease in utilities, travel and other miscellaneous expenses. As a percentage of revenues, net, operating expenses decreased 0.1%.

Other operating expenses for the two quarters ended June 30, 2024 were $39.8 million compared to $37.5 million for the two quarters ended June 25, 2023, an increase of $2.3 million or 6.1%, primarily due to the opening of twelve restaurants in 2023 and two restaurants during the two quarters ended June 30, 2024, partially offset by a decrease in travel, operating supplies, and other miscellaneous expenses. As a percentage of revenues, net, operating expenses was consistent with the comparable prior period.

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

General and administrative expenses for the quarter ended June 30, 2024 were $17.9 million compared to $19.6 million for the quarter ended June 25, 2023, a decrease of $1.7 million or 8.5%. This decrease was primarily driven by lower equity and variable-based compensation, partially offset by an increase in professional fees related to our ERP implementation, and advertising expenses.

General and administrative expenses for the two quarters ended June 30, 2024 were $36.5 million compared to $38.4 million for the two quarters ended June 25, 2023, a decrease of $1.9 million or 5.0%. This decrease was primarily driven by lower equity and variable-based compensation, partially offset by an increase in professional fees related to our ERP implementation, and advertising expenses.

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

Pre-opening expenses for the quarter ended June 30, 2024 were $2.1 million compared to $0.3 million for the quarter ended June 25, 2023, an increase of $1.8 million or 663.6%. The increase was due to the number and timing of activities related to our planned restaurant openings for the quarter ended June 30, 2024 as compared to the quarter ended June 25, 2023.

Pre-opening expenses for the two quarters ended June 30, 2024 were $3.5 million compared to $2.6 million for the two quarters ended June 25, 2023, an increase of $0.9 million or 34.5%. This increase was due to the number and timing of activities related to our planned restaurant openings for the two quarters ended June 30, 2024 as compared to the two quarters ended June 25, 2023.

Portillo's Inc. Form 10-Q | 28

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for the quarter ended June 30, 2024 was $7.1 million compared to $5.9 million for the quarter ended June 25, 2023, an increase of $1.2 million or 19.6%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of nine restaurants in 2023 and two restaurants during the two quarters ended June 30, 2024.

Depreciation and amortization expense for the two quarters ended June 30, 2024 was $14.1 million compared to $11.6 million for the two quarters ended June 25, 2023, an increase of $2.4 million or 21.0%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of twelve restaurants in 2023 and two restaurants during the two quarters ended June 30, 2024.

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

Net income attributable to equity method investment for the quarter ended June 30, 2024 was $0.3 million compared to $0.4 million for the quarter ended June 25, 2023, a decrease of $0.05 million or 12.1%.This decrease was primarily driven by an increase in restaurant-level operating expenses, partially offset by an increase in sales.

Net income attributable to equity method investment for the two quarters ended June 30, 2024 was $0.5 million compared to $0.6 million for the two quarters ended June 25, 2023, a decrease of $0.05 million or 8.2%. This decrease was primarily driven by an increase in restaurant-level operating expenses, partially offset by an increase in sales.

Other Income, Net

Other income, net, includes among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains or losses on asset disposals.

Other income, net, for the quarter ended June 30, 2024 was $0.4 million compared to $0.1 million for the quarter ended June 25, 2023, an increase of $0.3 million or 269.1%. This increase was primarily due to a gain on sale of assets, partially offset by a decrease in trading gains in the rabbi trust used to fund our deferred compensation plan.

Other income, net, for the two quarters ended June 30, 2024 was $0.8 million compared to $0.4 million for the two quarters ended June 25, 2023, an increase of $0.4 million or 122.0%. This increase was primarily due to a decrease in loss on sale of assets, partially offset by a decrease in trading gains in the rabbi trust used to fund our deferred compensation plan.

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for the quarter ended June 30, 2024 was $6.6 million compared to $6.5 million for the quarter ended June 25, 2023, an increase of $0.1 million or 1.2%. This increase was primarily driven by a higher effective interest rate due to additional borrowings on the 2023 Revolver Facility.

Interest expense for the two quarters ended June 30, 2024 was $13.1 million compared to $14.0 million for the two quarters ended June 25, 2023, a decrease of $0.8 million or 6.0%. This decrease was primarily driven by the improved lending terms associated with our 2023 Term Loan and 2023 Revolver Facility.

Our effective interest rate on the 2023 Term Loan and 2023 Revolver Facility was 8.31% and 8.16% as of June 30, 2024 and June 25, 2023,

Portillo's Inc. Form 10-Q | 29

respectively.

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents.

Interest income for the quarter and two quarters ended June 30, 2024 was $0.1 million and $0.2 million, respectively. There was no interest income in the quarter and two quarters ended June 25, 2023.

Tax Receivable Agreement Liability Adjustment

We are party to a Tax Receivable Agreement liability with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

The tax receivable agreement liability adjustment was $0.4 million for the quarter ended June 30, 2024 and $1.0 million for the two quarters ended June 30, 2024 related to a remeasurement primarily due to activity under equity-based compensation plans. The tax receivable agreement liability adjustment was $0.6 million and $1.2 million for the quarter and two quarters ended June 25, 2023, respectively.

Loss on Debt Extinguishment

There was no loss on debt extinguishment for the quarter and two quarters ended June 30, 2024 and quarter ended June 25, 2023. Loss on debt extinguishment for the two quarters ended June 25, 2023 was $3.5 million due to the write-off of debt discount and deferred issuance costs associated with the payoff of the 2014 Credit Agreement as described in Note 8. Debt.

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

Income tax expense for the quarter ended June 30, 2024 was $3.5 million compared to $1.5 million for the quarter ended June 25, 2023, an increase of $2.0 million or 126.7%. Our effective income tax rate for the quarter ended June 30, 2024 was 29.1%, compared to 13.5% for the quarter ended June 25, 2023. The increase in our effective income tax rate for the quarter ended June 30, 2024 compared to the quarter ended June 25, 2023 was primarily driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo, and recording of net operating loss carryforwards in the prior year.

Income tax expense for the two quarters ended June 30, 2024 was $2.4 million compared to income tax expense of $1.0 million for the two quarters ended June 25, 2023, an increase of $1.4 million or 140.0%. Our effective income tax rate for the two quarters ended June 30, 2024 was 14.5%, compared to 10.2% for the two quarters ended June 25, 2023. The increase in our effective income tax rate for the two quarters ended June 30, 2024 compared to the two quarters ended June 25, 2023 was driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo, and recording of net operating loss carryforwards in the prior year, partially offset by a decrease in the valuation allowance recorded against a portion of the Company's deferred tax assets as a result of the Secondary Offering.

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

Portillo's Inc. Form 10-Q | 30

Net income attributable to non-controlling interests for the quarter ended June 30, 2024 was $2.1 million, compared to net income attributable to non-controlling interests of $3.1 million for the quarter ended June 25, 2023, a decrease of $1.1 million or 33.8%. The decrease in net income attributable to non-controlling interests for the quarter ended June 30, 2024 was primarily due to a decrease in the non-controlling interest holders' weighted average ownership, from 24.2% for the quarter ended June 25, 2023 to 15.9% for the quarter ended June 30, 2024.

Net income attributable to non-controlling interests for the two quarters ended June 30, 2024 was $2.8 million, compared to net income attributable to non-controlling interest of $2.4 million for the two quarters ended June 25, 2023, an increase of $0.5 million or 20.9%. The increase in net income attributable to non-controlling interests for the two quarters ended June 30, 2024 was primarily due to an increase in net income for the two quarters ended June 30, 2024 compared to the two quarters ended June 25, 2023, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, from 27.8% for the two quarters ended June 25, 2023 to 18.7% for the two quarters ended June 30, 2024.

Selected Operating Data and Non-GAAP Financial Measures

In addition to the GAAP measures presented in our financial statements, we use the following selected operating data and non-GAAP financial measures to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. These key measures include restaurant openings, average unit volume ("AUV"), same-restaurant sales, Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin. The Company includes these measures because management believes that they are important to day-to-day operations and overall strategy and are useful to investors in that they provide for greater transparency with respect to supplemental information used by management in its financial and operational decision-making.

	Quarter Ended		Two Quarters Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Total Restaurants (a)	86	76	86	76
AUV (in millions) (a)	N/A	N/A	$9.0	$8.8
Change in same-restaurant sales (b) (c)	(0.6)%	5.9%	(0.9)%	7.4%
Adjusted EBITDA (in thousands) (b)	$29,866	$29,223	$51,643	$48,856
Adjusted EBITDA Margin (b)	16.4%	17.3%	14.9%	15.0%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$44,569	$42,731	$80,940	$77,550
Restaurant-Level Adjusted EBITDA Margin (b)	24.5%	25.3%	23.3%	23.8%
(a) Includes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity. AUVs for the quarters ended June 30, 2024 and June 25, 2023 represent AUVs for the twelve months ended June 30, 2024 and June 25, 2023, respectively. Total restaurants indicated are as of June 30, 2024.
(b) Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
(c) For the quarter ended June 30, 2024, same-restaurant sales compares the 13 weeks from April 1, 2024 through June 30, 2024 to the 13 weeks from April 3, 2023 through July 2, 2023. For the two quarters ended June 30, 2024, same-restaurant sales compares the 26 weeks from January 1, 2024 through June 30, 2024 to the 26 weeks from January 2, 2023 through July 2, 2023.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). For the two quarters ended June 30, 2024 and June 25, 2023, there were 70 and 66 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity.

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

Portillo's Inc. Form 10-Q | 31

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

Portillo's Inc. Form 10-Q | 32

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended		Two Quarters Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net income	$8,530	$9,898	$13,874	$8,625
Net income margin	4.7%	5.9%	4.0%	2.7%
Depreciation and amortization	7,106	5,941	14,050	11,610
Interest expense	6,603	6,523	13,133	13,966
Interest income	(75)	—	(154)	—
Loss on debt extinguishment	—	—	—	3,465
Income tax expense	3,496	1,542	2,359	983
EBITDA	25,660	23,904	43,262	38,649
Deferred rent (1)	1,296	1,169	2,466	2,393
Equity-based compensation	2,890	4,184	5,717	7,720
ERP implementation costs (2)	325	—	450	—
Amortization of cloud-based software implementation costs (3)	146	—	146	—
Other (income) loss (4)	(9)	377	66	496
Transaction-related fees and expenses (5)	(3)	168	536	761
Tax Receivable Agreement liability adjustment (6)	(439)	(579)	(1,000)	(1,163)
Adjusted EBITDA	$29,866	$29,223	$51,643	$48,856
Adjusted EBITDA Margin (7)	16.4%	17.3%	14.9%	15.0%
(1) Represents the difference between cash rent payments and the recognition of straight-line rent expense recognized over the lease term.
(2) Represents non-capitalized third party consulting and software licensing costs incurred in connection with the implementation of a new ERP system.
(3) Represents amortization of capitalized cloud-based ERP system implementation costs that are included within general and administrative expenses.
(4) Represents (gain) loss on disposal of property and equipment.
(5) Represents certain expenses that management believes are not indicative of ongoing operations, consisting primarily of certain professional fees.
(6) Represents remeasurement of the Tax Receivable Agreement liability.
(7) Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net.

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

Portillo's Inc. Form 10-Q | 33

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended		Two Quarters Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Operating income	$18,115	$17,384	$28,212	$25,876
Operating income margin	10.0%	10.3%	8.1%	8.0%
Plus:
General and administrative expenses	17,941	19,609	36,481	38,387
Pre-opening expenses	2,100	275	3,523	2,619
Depreciation and amortization	7,106	5,941	14,050	11,610
Net income attributable to equity method investment	(335)	(381)	(540)	(588)
Other income, net	(358)	(97)	(786)	(354)
Restaurant-Level Adjusted EBITDA	$44,569	$42,731	$80,940	$77,550
Restaurant-Level Adjusted EBITDA Margin (1)	24.5%	25.3%	23.3%	23.8%
(1) Restaurant-Level Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our 2023 Revolver Facility. As of June 30, 2024, we maintained a cash and cash equivalents and restricted cash balance of $12.4 million and had $78.8 million of availability under our 2023 Revolver Facility, after giving effect to $4.2 million in outstanding letters of credit.

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

As of June 30, 2024, we estimate that our obligation for future payments under the TRA totaled $328.1 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $386.0 million as of June 30, 2024. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $328.1 million, primarily over the next 15 years, substantially declining in year 16 through year 47. In the two quarters ended June 30, 2024 and June 25, 2023, we made TRA payments

Portillo's Inc. Form 10-Q | 34

of $4.4 million relating to tax year 2022 and $0.8 million relating to tax year 2021, respectively. We expect a payment of $7.2 million relating to tax year 2023 to be paid within the next 12 months.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Two Quarters Ended
	June 30, 2024	June 25, 2023
Net cash provided by operating activities	$41,628	$31,309
Net cash used in investing activities	(33,828)	(37,326)
Net cash used in financing activities	(5,881)	(15,953)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,919	(21,970)
Cash and cash equivalents and restricted cash at beginning of period	10,438	44,427
Cash and cash equivalents and restricted cash at end of period	$12,357	$22,457
Operating Activities

Net cash provided by operating activities for the two quarters ended June 30, 2024 was $41.6 million compared to net cash provided by operating activities of $31.3 million for the two quarters ended June 25, 2023, an increase of $10.3 million or 33.0%. This increase was primarily driven by the increase in net income of $5.2 million and the change in operating assets and liabilities of $7.2 million, partially offset by the change in non-cash items of $2.1 million.

The $7.2 million change in our operating assets and liabilities balances was primarily driven by operating assets and liabilities being a source of net cash of $6.7 million in the two quarters ended June 30, 2024, compared to a use of net cash of $0.5 million in two quarters ended June 25, 2023 driven by the change in accounts payable, accrued expenses and other liabilities, other current assets and deferred lease incentives in the two quarters ended June 30, 2024. The $2.1 million change from the two quarters ended June 30, 2024 in non-cash charges is primarily driven by the loss on debt extinguishment in the prior year, lower equity-based compensation expense, and higher income tax benefit, partially offset by higher depreciation and amortization in the current year. The increase in net income for the two quarters ended June 30, 2024 was primarily due to the factors driving the aforementioned change in revenues and expenses as described in the condensed consolidated results of operations in the two quarters ended June 30, 2024 compared to the two quarters ended June 25, 2023.

Investing Activities

Net cash used in investing activities was $33.8 million for the two quarters ended June 30, 2024 compared to $37.3 million for the two quarters ended June 25, 2023, a decrease of $3.5 million or 9.4%. This decrease was primarily due to the number and timing of restaurant openings and buildings in process during the two quarters ended June 30, 2024 compared to the two quarters ended June 25, 2023.

Financing Activities

Net cash used in financing activities was $5.9 million for the two quarters ended June 30, 2024 compared to net cash used in financing activities of $16.0 million for the two quarters ended June 25, 2023, a decrease of $10.1 million or 63.1%. This decrease is primarily due to a decrease in cash flow from borrowings of short-term debt of $8.0 million for the two quarters ended June 30, 2024 as compared to the two quarters ended June 25, 2023. The two quarters ended June 25, 2023 included the payment of long-term debt in connection with our refinancing, as described in Note 8. Debt.

Portillo's Inc. Form 10-Q | 35

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

As of June 30, 2024, we had $17.0 million of borrowings under the 2023 Revolver Facility, and letters of credit issued under the 2023 Revolver Facility totaled $4.2 million. As a result, as of June 30, 2024, the Company had $78.8 million available under the 2023 Revolver Facility.

The 2023 Credit Agreement also includes certain financial covenants with respect to cash interest coverage and total net rent adjusted leverage. As of June 30, 2024, the Company was in compliance with financial covenants in the 2023 Credit Agreement.

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

Portillo's Inc. Form 10-Q | 36

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended June 30, 2024, we implemented a new enterprise resource planning ("ERP") system. The new ERP system replaced a legacy system in which a significant portion of our business transactions originated, were processed, or were recorded. As a result, we modified and removed certain existing internal controls as well as implemented new controls and procedures impacted by the implementation of the new ERP system. Our new ERP system is intended to provide us with enhanced transactional processing, security and management tools and is intended to enhance internal controls over financial reporting.

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2024 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Portillo's Inc. Form 10-Q | 37

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding certain legal proceedings to which the Company is a party are discussed in Note 13. Contingencies in the notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, except as updated in the Company's last Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and as set forth below.

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

Portillo's Inc. Form 10-Q | 38

Certain of our team members at our commissaries in Addison, IL and Aurora, IL voted on April 13, 2023 and April 30, 2024, respectively, in favor of being represented by a union. We filed objections to the 2023 election with the National Labor Relations Board ("NLRB") on April 19, 2023, asserting that the promises made by the union and its agent prevented a free and fair election. We have appealed to the NLRB to set aside the election results. We filed an objection to the 2024 election with the NLRB on May 7, 2024, asserting that the promises made by the union and its agents prevented a free and fair election. Although we have not received other petitions to unionize, it is possible that additional team members may seek to be represented by labor unions in the future. If a significant number of our team members were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could have a material adverse effect on our Results. In addition, a labor dispute involving some or all our team members may harm our reputation, disrupt our operations and reduce our revenues, and resolution of labor disputes could increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build-out costs for new restaurants in such markets could materially increase.

Security breaches, system interruptions, material failure of our system, or complications with the implementation or usage of our new enterprise resource planning system could disrupt our operations, compromise confidential personally identifying information, subject us to loss, harm our business, and have a material adverse impact on our business, financial condition and results of operations.

Our information technology systems, which in some cases rely on third-party providers, have in the past, and may in the future experience service interruptions, degradation or other performance problems because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism perpetrated by criminal third parties, third parties we do business with, or team members. Our reliance on third parties increases our exposure to such risks as we exercise less control over such persons.

While we endeavor to keep all systems current, there can be no guarantee that we can update and maintain our systems at all times. In instances where we are unable to do so, our risk mitigation efforts may fail. Any such failure could lead to website downtime, disruptions to our information technology systems, or malicious behavior by threat actors. In Q2 2024, we completed the implementation of our new ERP system, designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of personnel and financial resources as we support post-implementation efforts and system functionality. These post-implementation efforts could result in delays, increased costs, and other difficulties, and disruptions or difficulties in using our ERP system could result in harm to our business. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to adequately assess those controls could be further delayed.

Our business requires the collection, transmission, and retention of large volumes of guest and team member data, including personally identifiable information, through information technology systems maintained by us or vendors retained by us. In particular, our omni-channel approach relies in large part on our information technology systems to operate successfully and allow for capabilities like mobile order and pay, third-party delivery, and digital menu boards. Like many other companies, we have experienced, and will continue to experience, attempts to compromise our information technology systems. As we expand our business channels, our risk exposure will increase proportionately. The techniques and sophistication used to conduct cyberattacks, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks have occurred. While we continue to make significant investment in physical and technological security measures, team member training, and third-party services to anticipate cyberattacks and prevent breaches, protect our information technology networks and infrastructure, and to identify vendors and service providers that could be vulnerable to damage, disruptions, shutdowns, data loss, or breaches due to criminal conduct, team member error, negligence or malfeasance, utility failures, natural disasters or other catastrophic events, we cannot guarantee that we will be successful in preventing every possible instance of cyberattacks, breach, or data loss, any of which could disrupt our operations, resulting in inefficiencies and a loss of profits.

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

Portillo's Inc. Form 10-Q | 39

and adversely affected. Our reputation as a brand or as an employer could be adversely affected, which could impair our ability to attract and retain guests and qualified employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Portillo's Inc. Form 10-Q | 40

Item 6. Exhibits.

Exhibit Number		Description	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Portillo's Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
3.2		Amended and Restated Bylaws of Portillo’s Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
10.1	†	Derrick Pratt Separation Agreement and Release	*
31.1		Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2		Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH		XBRL Taxonomy Extension Schema Document	*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	*
104		Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith
†    Indicates a management contract or compensatory plan or agreement

Portillo's Inc. Form 10-Q | 41

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: August 6, 2024	By:	/s/ Michael Osanloo
Michael Osanloo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Portillo's Inc. Form 10-Q | 42