Form 10-Q
period 2024-09-29
Portillo's Inc.
filed 2024-11-05
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 29, 2024

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
☐     Yes     ☒     No
As of October 29, 2024, there were 62,648,420 shares of the registrant's Class A common stock, par value $0.01 per share, and 11,573,792 shares of the registrants's Class B common stock, par value $0.00001 per share, issued and outstanding.

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

All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 27, 2024, and subsequent filings with the SEC, which are available on the SEC's website at www.sec.gov.

The forward-looking statements included in this Form 10-Q are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	September 29, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$18,520	$10,438
Accounts and tenant improvement receivables	14,913	14,183
Inventory	8,298	8,733
Prepaid expenses	5,201	8,565
Total current assets	46,932	41,919
Property and equipment, net	343,160	295,793
Operating lease assets	214,338	193,825
Goodwill	394,298	394,298
Trade names	223,925	223,925
Other intangible assets, net	26,745	28,911
Equity method investment	16,032	16,684
Deferred tax assets	197,580	184,701
Other assets	8,409	5,485
Total other assets	866,989	854,004
TOTAL ASSETS	$1,471,419	$1,385,541

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,165	$33,189
Current portion of long-term debt	9,375	7,500
Current portion of Tax Receivable Agreement liability	7,723	4,428
Short-term debt	14,000	15,000
Deferred revenue	4,112	7,180
Short-term operating lease liability	5,667	5,577
Accrued expenses	36,246	32,039
Total current liabilities	124,288	104,913
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	278,867	283,923
Tax Receivable Agreement liability	318,967	295,390
Long-term operating lease liability	267,760	238,414
Other long-term liabilities	3,945	2,791
Total long-term liabilities	869,539	820,518
Total liabilities	993,827	925,431

COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 62,223,289 and 55,502,375 shares issued and outstanding at September 29, 2024 and December 31, 2023 , respectively.	622	555
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 11,573,792 and 17,472,926 shares issued and outstanding at September 29, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in-capital	349,955	308,212
Retained earnings	31,864	13,612
Total stockholders' equity attributable to Portillo's Inc.	382,441	322,379
Non-controlling interest	95,151	137,731
Total stockholders' equity	477,592	460,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,471,419	$1,385,541
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Quarter Ended		Three Quarters Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023

REVENUES, NET	$178,252	$166,805	$525,945	$492,047

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	60,136	55,551	178,809	165,407
Labor	45,945	42,588	135,659	126,200
Occupancy	9,172	8,210	27,723	24,898
Other operating expenses	21,053	18,571	60,868	56,107
Total restaurant operating expenses	136,306	124,920	403,059	372,612

General and administrative expenses	18,305	18,898	54,786	57,285
Pre-opening expenses	1,747	2,410	5,270	5,029
Depreciation and amortization	6,679	6,178	20,729	17,788
Net income attributable to equity method investment	(383)	(422)	(923)	(1,010)
Other income, net	(390)	(276)	(1,176)	(630)
OPERATING INCOME	15,988	15,097	44,200	40,973
Interest expense	6,450	6,573	19,583	20,539
Interest income	(50)	(116)	(204)	(116)
Tax Receivable Agreement liability adjustment	(1,724)	(528)	(2,724)	(1,691)
Loss on debt extinguishment	—	—	—	3,465
INCOME BEFORE INCOME TAXES	11,312	9,168	27,545	18,776
Income tax expense	2,539	2,622	4,898	3,605
NET INCOME	8,773	6,546	22,647	15,171
Net income attributable to non-controlling interests	1,553	2,185	4,395	4,536
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$7,220	$4,361	$18,252	$10,635

Net income per common share attributable to Portillo's Inc.:
Basic	$0.12	$0.08	$0.30	$0.20
Diluted	$0.11	$0.07	$0.29	$0.19

Weighted-average common shares outstanding:
Basic	61,921,564	55,127,133	60,336,488	53,231,086
Diluted	64,894,558	58,767,812	63,347,715	56,813,653

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Quarter Ended September 29, 2024 and September 24, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
Balance at June 25, 2023	55,073,993	$551	17,472,926	$—	$301,622	$1,462	$132,821	$436,456
Net income	—	—	—	—	—	4,361	2,185	6,546
Equity-based compensation	—	—	—	—	3,275	—	1,049	4,324
Activity under equity-based compensation plans	108,148	1	—	—	400	—	—	401
Non-controlling interest adjustment	—	—	—	—	218	—	(218)	—
Balance at September 24, 2023	55,182,141	552	17,472,926	—	305,515	5,823	135,837	447,727

Balance at June 30, 2024	61,739,874	617	11,640,555	—	344,937	24,644	93,924	464,122
Net income	—	—	—	—	—	7,220	1,553	8,773
Equity-based compensation	—	—	—	—	2,940	—	566	3,506
Activity under equity-based compensation plans	416,652	4	—	—	1,522	—	—	1,526
Redemption of LLC Interests	66,763	1	(66,763)	—	(1)	—	—	—
Non-controlling interest adjustment	—	—	—	—	892	—	(892)	—
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(335)	—	—	(335)
Balance at September 29, 2024	62,223,289	$622	11,573,792	$—	$349,955	$31,864	$95,151	$477,592

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 5

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Three Quarters Ended September 29, 2024 and September 24, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 25, 2022	48,420,723	$484	23,837,162	$—	$260,664	$(4,812)	$176,565	$432,901
Net income	—	—	—	—	—	10,635	4,536	15,171
Equity-based compensation	—	—	—	—	8,846	—	3,198	12,044
Activity under equity-based compensation plans	397,182	4	—	—	1,688	—	—	1,692
Redemption of LLC Units	6,364,236	64	(6,364,236)	—	(64)	—	—	—
Non-controlling interest adjustment	—	—	—	—	48,063	—	(48,063)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(399)	(399)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(13,682)	—	—	(13,682)
Balance at September 24, 2023	55,182,141	552	17,472,926	—	305,515	5,823	135,837	447,727

Balance at December 31, 2023	55,502,375	555	17,472,926	—	308,212	13,612	137,731	460,110
Net income	—	—	—	—	—	18,252	4,395	22,647
Equity-based compensation	—	—	—	—	7,590	—	1,633	9,223
Activity under equity-based compensation plans	821,780	8	—	—	2,690	—	—	2,698
Redemption of LLC Interests	5,899,134	59	(5,899,134)	—	(59)	—	—	—
Non-controlling interest adjustment	—	—	—	—	47,770	—	(47,770)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(838)	(838)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(16,248)	—	—	(16,248)
Balance at September 29, 2024	62,223,289	$622	11,573,792	$—	$349,955	$31,864	$95,151	$477,592

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Quarters Ended
	September 29, 2024	September 24, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,647	$15,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,729	17,788
Amortization of debt issuance costs and discount	568	814
Loss on sales of assets	130	512
Equity-based compensation	9,223	12,044
Deferred income tax expense	4,898	3,605
Tax Receivable Agreement liability adjustment	(2,724)	(1,691)
Gift card breakage	(666)	(688)
Loss on debt extinguishment	—	3,465
Changes in operating assets and liabilities:
Accounts receivable	497	(1,293)
Receivables from related parties	152	(100)
Inventory	435	969
Other current assets	2,222	124
Operating lease assets	6,511	5,685
Accounts payable	4,538	(2,777)
Accrued expenses and other liabilities	1,880	1,023
Operating lease liabilities	(2,591)	(1,775)
Deferred lease incentives	3,476	1,013
Other assets and liabilities	29	(319)
NET CASH PROVIDED BY OPERATING ACTIVITIES	71,954	53,570
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(56,514)	(57,660)
Proceeds from the sale of property and equipment	77	81
NET CASH USED IN INVESTING ACTIVITIES	(56,437)	(57,579)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term debt, net	(1,000)	—
Proceeds from long-term debt	—	300,000
Payments of long-term debt	(3,750)	(324,303)
Proceeds from equity offering, net of underwriting discounts	114,960	179,306
Repurchase of outstanding equity / Portillo's OpCo units	(114,960)	(179,306)
Distributions paid to non-controlling interest holders	(838)	(399)
Proceeds from stock option exercises	2,576	1,321
Employee withholding taxes related to net settled equity awards	(395)	(112)
Proceeds from Employee Stock Purchase Plan purchases	401	404
Payments of Tax Receivable Agreement liability	(4,429)	(813)
Payment of deferred financing costs	—	(3,569)
NET CASH USED IN FINANCING ACTIVITIES	(7,435)	(27,471)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,082	(31,480)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	10,438	44,427
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$18,520	$12,947

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 7

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Quarters Ended
	September 29, 2024	September 24, 2023
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$13,010	$15,738
Income tax paid	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$22,352	$15,915
Establishment of liabilities under Tax Receivable Agreement	34,025	51,165

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 8

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF BUSINESS

Portillo’s Inc. ("Inc.") was formed and incorporated as a Delaware corporation on June 8, 2021. Inc. was formed for the purpose of completing an initial public offering ("IPO") and related reorganization transactions in order to carry on the business of PHD Group Holdings LLC and its subsidiaries ("Portillo's OpCo"). Portillo's Inc. is the sole managing member of Portillo’s OpCo, and as sole managing member, Inc. operates and controls all of the business and affairs of Portillo's OpCo and reports a non-controlling interest representing the economic interest in Portillo's OpCo held by the other members of Portillo's OpCo (the "pre-IPO LLC Members"). Unless the context otherwise requires, references to "we," "us," "our," "Portillo's," and the "Company" refer to Portillo's Inc. and its subsidiaries, including Portillo's OpCo.

The Company operates restaurants in 10 states that serve Chicago-style hot dogs and sausages, Italian beef sandwiches, char-grilled burgers, chopped salads, crinkle-cut fries, homemade chocolate cake and more, along with two food production commissaries in Illinois. As of September 29, 2024 and December 31, 2023, the Company had 87 and 83 restaurants in operation, respectively. The Company also had two non-traditional locations in operation as of September 29, 2024 and December 31, 2023. These non-traditional locations include a food truck and a ghost kitchen (small kitchen with no store-front presence, used to fill online orders). Portillo's additionally has a 50% interest in a single restaurant owned by C&O Chicago, L.L.C. ("C&O"), which is excluded from the Company's restaurant count noted above. The Company’s principal corporate offices are located in Oak Brook, Illinois.

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

Segment Reporting

The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer ("CEO"). The CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis. The Company has one operating segment and one reportable segment. All of the Company’s operations are located within the United States.

Fiscal Year

The Company uses a 52- or 53-week fiscal year ending on the Sunday prior to or on December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2024 and 2023 consist of 52 and 53 weeks, respectively. The fiscal periods presented in this report are the quarter and three quarters ended September 29, 2024 and September 24, 2023, respectively.

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

NOTE 3.    REVENUE RECOGNITION

Revenues from retail restaurants are presented net of discounts and recognized when food and beverage products are sold to the end customer. Sales taxes collected from customers are excluded from revenues and the obligation is included in accrued liabilities on the condensed consolidated balance sheets until the taxes are remitted to the appropriate taxing authorities.

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

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues, net in the condensed consolidated statements of operations. The Company recognized gift card breakage of $0.2 million and $0.7 million for the quarter and three quarters ended September 29, 2024 and September 24, 2023, respectively.

Portillo's Inc. Form 10-Q | 10

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability included in deferred revenue on the condensed consolidated balance sheets is as follows (in thousands):

	September 29, 2024	December 31, 2023
Gift card liability	$4,073	$6,981

Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in their respective gift card liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Revenue recognized from gift card liability balance at the beginning of the year	$568	$599	$3,550	$3,436

NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	September 29, 2024	December 31, 2023
Raw materials	$5,723	$6,737
Work in progress	126	157
Finished goods	1,878	912
Consigned inventory	571	927
	$8,298	$8,733

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	September 29, 2024	December 31, 2023
Land and land improvements	$22,311	$19,000
Furniture, fixtures, and equipment	166,419	155,871
Leasehold improvements	255,085	227,080
Transportation equipment	2,880	2,881
Construction-in-progress	40,312	16,808
	487,007	421,640
Less accumulated depreciation	(143,847)	(125,847)
	$343,160	$295,793

Depreciation expense was $6.0 million and $18.6 million for the quarter and three quarters ended September 29, 2024, respectively, and $5.5 million and $15.6 million for the quarter and three quarters ended September 24, 2023, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

Portillo's Inc. Form 10-Q | 11

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year.

Intangible assets, net consisted of the following (in thousands):

	September 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangible subject to amortization:
Recipes	56,117	(29,372)	26,745
	$280,042	$(29,372)	$250,670

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangible subject to amortization:
Recipes	56,117	(27,206)	28,911
	$280,042	$(27,206)	$252,836

Amortization expense was $0.7 million and $2.2 million for the quarter and three quarters ended September 29, 2024, respectively, and $0.7 million and $2.2 million for the quarter and three quarters ended September 24, 2023, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

The estimated aggregate amortization expense related to intangible assets held at September 29, 2024 for the remainder of this year and the succeeding five years and thereafter is as follows (in thousands):

Estimated Amortization
2024 (excluding the three quarters ended September 29, 2024)	$647
2025	2,707
2026	2,707
2027	2,707
2028	2,707
2029	2,150
2030 and thereafter	13,120
$26,745

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

As of September 29, 2024 and December 31, 2023, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	September 29, 2024	December 31, 2023
	Level 1	Level 1
Assets - Investments designated for deferred compensation plan
Cash accounts	$1,011	$1,083
Mutual funds	2,678	2,181
Total assets	$3,689	$3,264
As of September 29, 2024 and December 31, 2023, we had no Level 2 or Level 3 assets.
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

Assets Measured at Fair Value on a Non-Recurring Basis

Assets that are measured at fair value on a non-recurring basis include property and equipment, net, operating lease assets, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the quarter and three quarters ended September 29, 2024 and September 24, 2023.

Portillo's Inc. Form 10-Q | 13

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.     DEBT

Debt consisted of the following (in thousands):

	September 29, 2024	December 31, 2023
2023 Term Loan	$290,625	$294,375
2023 Revolver Facility	14,000	15,000
Unamortized discount and debt issuance costs	(2,383)	(2,952)
Total debt, net	302,242	306,423
Less: Short-term debt	(14,000)	(15,000)
Less: Current portion of long-term debt	(9,375)	(7,500)
Long-term debt, net	$278,867	$283,923
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

As of September 29, 2024, the interest rates on the 2023 Term Loan and 2023 Revolver Facility were 7.98% and 7.85%, respectively. Pursuant to the 2023 Credit Agreement, as of September 29, 2024, the commitment fees to maintain the 2023 Revolver Facility were 0.20% and letter of credit fees were 2.50%. Commitment fees and letter of credit fees are recorded as interest expense in the condensed consolidated statements of operations. As of September 29, 2024, the effective interest rate was 8.32%.

As of September 24, 2023, the interest rate on the 2023 Term Loan was 8.14%. There were no outstanding borrowings on the 2023 Revolver Facility as of September 24, 2023. Pursuant to the 2023 Credit Agreement, as of September 24, 2023, the commitment fees to maintain the 2023 Revolver Facility were 0.25%, letter of credit fees were 2.75%, and letter of credit fronting fees were 0.125%. As of September 24, 2023, the effective interest rate was 8.50%.

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

As of September 29, 2024, outstanding borrowings under the 2023 Credit Agreement totaled $304.6 million, comprised of $290.6 million under the 2023 Term Loan, and $14.0 million under the 2023 Revolver Facility. Letters of credit issued under the 2023 Revolver Facility totaled $5.3 million. As a result, as of September 29, 2024, the Company had $80.7 million available under the 2023 Revolver Facility.

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

The Company amortized an immaterial amount and $0.1 million of deferred financing costs during the quarter and three quarters ended September 29, 2024, respectively, and an immaterial amount and $0.3 million for the quarter and three quarters ended September 24, 2023, respectively, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company amortized $0.2 million and $0.5 million in original issue discount related to the long-term debt during the quarter and three quarters ended September 29, 2024, respectively, and $0.2 million and $0.5 million in the quarter and three quarters ended September 24, 2023, respectively, which is included in interest expense in the condensed consolidated statements of operations.

Total interest expense was $6.5 million and $19.6 million for the quarter and three quarters ended September 29, 2024, respectively, and $6.6 million and $20.5 million for the quarter and three quarters ended September 24, 2023, respectively.

Fair Value of Debt

As of September 29, 2024 and December 31, 2023, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

Guarantees and Covenants

The 2023 Credit Agreement is guaranteed by all domestic subsidiaries of the Borrower (subject to customary exceptions) and secured by liens on substantially all of the assets of Holdings, the Borrower and the subsidiary guarantors (subject to customary exceptions).

The 2023 Credit Agreement also includes certain financial covenants with respect to cash interest coverage and total net rent adjusted leverage. As of September 29, 2024, the Company was in compliance with financial covenants in the 2023 Credit Agreement.

NOTE 9.     NON-CONTROLLING INTERESTS

We are the sole managing member of Portillo's OpCo, and as a result, consolidate the financial results of Portillo's OpCo. We report a non-controlling interest to reflect the entitlement of the pre-IPO LLC Members who retained their equity ownership in Portillo's OpCo (the "pre-IPO LLC Members"). Changes in our ownership interest in Portillo's OpCo while we retain our controlling interest in Portillo's OpCo will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Units in Portillo's OpCo by the pre-IPO LLC members will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.

Portillo's Inc. Form 10-Q | 15

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	September 29, 2024		December 31, 2023
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	62,223,289	84.3%	55,502,375	76.1%
pre-IPO LLC Members	11,573,792	15.7%	17,472,926	23.9%
Total	73,797,081	100.0%	72,975,301	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for the quarter and three quarters ended September 29, 2024 was 15.8% and 17.7%, respectively. The pre-IPO LLC Members' weighted average ownership percentage for the quarter and three quarters ended September 24, 2023 was 24.1% and 26.6%, respectively.

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Quarter Ended		Three Quarters Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net income attributable to Portillo's Inc.	$7,220	$4,361	$18,252	$10,635
Activity under equity-based compensation plans	1,522	400	2,690	1,688
Non-controlling interest adjustment	892	218	47,770	48,063
Redemption of LLC Units	(1)	—	(59)	(64)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	(335)	—	(16,248)	(13,682)
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$9,298	$4,979	$52,405	$46,640

NOTE 10.    EQUITY-BASED COMPENSATION
Equity-based compensation expense is calculated based on equity awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.

Equity-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Labor	$568	$379	$1,522	$1,164
General and administrative expenses	2,938	3,945	7,701	10,880
Total equity-based compensation expense	$3,506	$4,324	$9,223	$12,044

The Company's Chief Operating Officer, Mr. Pratt, departed from his role, effective June 30, 2024. In accordance with the Company’s Senior Executive Severance Plan, Mr. Pratt’s pre-IPO nonqualified stock options and his Restricted Stock Units (“RSUs”), both of which were scheduled to vest later in 2024, vested on June 30, 2024. The pre-IPO Options will remain exercisable through the 10th anniversary of the original grant date of September 14, 2020, which reflects a modification to extend the exercisability from 90 days post-termination to the 10th anniversary of the original grant date. All other equity grants were forfeited. The Company recorded a $0.2 million charge to equity-based compensation expense during the second quarter of 2024, to reflect the incremental value related to the modifications described herein.

Portillo's Inc. Form 10-Q | 16

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

During the three quarters ended September 29, 2024, we granted 646,649 RSUs, under the Portillo's Inc. 2021 Equity Incentive Plan (the "2021 Plan") to certain employees. During the three quarters ended September 29, 2024, we also granted 54,856 RSUs to non-employee directors under the 2021 Plan. The weighted average fair value of these awards was determined using the Company's closing stock price on the applicable grant dates, which was $12.29. The RSUs granted to employees will generally vest one-third on each of the first three anniversaries of the date of grant subject to continued service on such date. The RSUs granted to non-employee directors will vest at the end of this fiscal year.

Stock Options

During the three quarters ended September 29, 2024, the Company granted 311,042 stock options under the 2021 Plan, to its President and Chief Executive Officer. The stock options vest on the fourth anniversary of the award and are exercisable within a 10-year period from the date of grant. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The grant date fair value of stock options granted during the three quarters ended September 29, 2024 was $6.43.

Performance Stock Units

During the three quarters ended September 29, 2024, the Company granted 322,443 performance stock units ("PSUs") to its executive officers under the 2021 Plan. These PSUs will vest after the fiscal year ending December 27, 2026 based on continued service and the achievement of performance metrics tied to the cumulative growth of revenue and Adjusted EBITDA over the fiscal years 2024 to 2026. The fair value of these awards was determined using the Company's closing stock price on the date of grant of $11.94. Equity-based compensation costs associated with these PSUs are reassessed each reporting period based on estimated performance achievement. The cumulative effect on current and prior periods of a change in attainment is recognized in general and administrative expenses in the consolidated statements of operations in the period of change.

Performance Stock Options

During the three quarters ended September 29, 2024, the Company granted 625,000 performance stock options ("PSOs") under the 2021 Plan to a certain executive officer. The grant date fair value of these awards of $0.12 was determined using a Monte Carlo simulation model. The awards are eligible to vest in three (3) tranches based on stock performance conditions: (i) one-third (1/3rd) of the PSOs will vest on the third anniversary of the IPO if the 20-day volume-weighted average price ("VWAP") for a share of common stock is $30.00 per share (1.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the second anniversary of the IPO and ending on the last trading day immediately preceding the third anniversary IPO; (ii) one-third (1/3) of the PSOs will vest on the fourth anniversary of the IPO if the 20-day VWAP for a share of common stock is $40.00 per share (2 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the third anniversary of the IPO and ending on the last trading day immediately preceding the fourth anniversary of the IPO; and (iii) one-third (1/3) of the PSOs will vest on the fifth anniversary of the IPO if the 20-day VWAP for a share of common stock is $50.00 per share (2.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the fourth anniversary of the IPO and ending on the last trading day immediately preceding the fifth anniversary of the IPO. All PSOs are subject to continued service on the vesting date of each tranche date and if any tranches fail to vest, the unvested portion of such PSOs will be forfeited and will not be eligible to vest in subsequent years. Once vested, the PSOs are exercisable within a 10-year period from the date of grant.

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

Income Tax Expense

The effective income tax rate for the quarter and three quarters ended September 29, 2024 was 22.4% and 17.8%, respectively, and 28.6% and 19.2% for the quarter and three quarters ended September 24, 2023, respectively. The decrease in our effective income tax rate for the quarter and three quarters ended September 29, 2024 compared to the quarter and three quarters ended September 24, 2023 was primarily driven by a decrease in the valuation allowance recorded against a portion of the Company's deferred tax assets as a result of the secondary offering in Q1 2024 and return to provision adjustments, partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo. The Company’s annual effective tax rate differs from the statutory rate of 21% primarily because the Company is not liable for federal or state income taxes on the portion of Portillo's OpCo’s earnings that are attributable to non-controlling interests, deferred tax adjustments and impacts from equity-based award activity.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 29, 2024, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to the basis difference in its investment in Portillo's OpCo that will never be realizable or only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize) are more likely than not to be realized.

Tax Receivable Agreement

As of September 29, 2024, we estimated that our obligation for future payments under the TRA liability totaled $326.7 million. For the three quarters ended September 29, 2024 and September 24, 2023, the Company made TRA payments of $4.4 million relating to tax year 2022 and $0.8 million relating to tax year 2021, respectively. There were no amounts paid under the TRA during the quarters ended September 29, 2024 and September 24, 2023. We expect a payment of $7.7 million relating to tax year 2023 to be paid within the next 12 months.

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

Portillo's Inc. Form 10-Q | 18

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The computations of basic and diluted earnings per share for the quarter and three quarters ended September 29, 2024 and September 24, 2023 are as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net income	$8,773	$6,546	$22,647	$15,171
Net income attributable to non-controlling interests	1,553	2,185	4,395	4,536
Net income attributable to Portillo's Inc.	$7,220	$4,361	$18,252	$10,635

Shares:
Weighted-average number of common shares outstanding-basic	61,922	55,127	60,336	53,231
Dilutive share awards	2,973	3,641	3,011	3,583
Weighted-average number of common shares outstanding-diluted	64,895	58,768	63,348	56,814

Basic net income per share	$0.12	$0.08	$0.30	$0.20
Diluted net income per share	$0.11	$0.07	$0.29	$0.19

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of Portillo's Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

The following shares were excluded from the calculation of diluted earnings per share because they would be antidilutive (in thousands):

	Quarter Ended		Three Quarters Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Shares subject to market performance conditions	2,109	1,860	2,109	1,860
Shares that were antidilutive	747	5	754	5
Total shares excluded from diluted net income per share	2,856	1,865	2,864	1,865

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

NOTE 14.    RELATED PARTY TRANSACTIONS

As of September 29, 2024 and December 31, 2023 the related parties’ receivables balance consisted of $0.2 million and $0.3 million, respectively, due from C&O, which is included in accounts and tenant improvement receivables in the condensed consolidated balance sheets.

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

Portillo's Inc. Form 10-Q | 19

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred the following Olo-related costs for the quarter and three quarters ended September 29, 2024 and September 24, 2023 (in thousands):

	Quarter Ended		Three Quarters Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Food, beverage and packaging costs	$481	$462	$1,495	$1,525
Other operating expenses	107	101	347	327
Net Olo-related costs	$588	$563	$1,842	$1,852

As of September 29, 2024 and December 31, 2023, $0.3 million and $0.4 million, respectively, were payable to Olo and were included in accounts payable in the condensed consolidated balance sheets.

Tax Receivable Agreement

We are party to a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. For the three quarters ended September 29, 2024 and September 24, 2023, the Company made TRA payments of $4.4 million relating to tax year 2022 and $0.8 million relating to tax year 2021, respectively. There were no amounts paid under the TRA during the quarters ended September 29, 2024 and September 24, 2023. We expect a payment of $7.7 million relating to tax year 2023 to be paid within the next 12 months.

(in thousands)	September 29, 2024	December 31, 2023
Current portion of Tax Receivable Agreement liability	$7,723	$4,428
Tax receivable agreement liability	318,967	295,390

NOTE 15.    SUBSEQUENT EVENTS

The Company opened one new restaurant subsequent to September 29, 2024 in Richmond, Texas for a total of 88 restaurants, excluding a restaurant owned by C&O, of which Portillo's owns 50% of the equity, as of the date of this Quarterly Report on Form 10-Q.

On October 31, 2024, certain pre-IPO LLC Members redeemed 840,992 LLC Units in the aggregate for newly-issued shares of Class A common stock on a one-for-one basis, in accordance with the terms of the Second Amended and Restated LLC Agreement of Portillo’s OpCo, dated as of October 20, 2021.

Portillo's Inc. Form 10-Q | 20

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

As of September 29, 2024, we owned and operated 88 Portillo’s restaurants across ten states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-Q | 21

Financial Highlights for the Quarter Ended September 29, 2024 vs. Quarter Ended September 24, 2023:

•Total revenue increased 6.9% or $11.4 million to $178.3 million;
•Same restaurant sales* decreased 0.9%;
•Operating income increased $0.9 million to $16.0 million;
•Net income increased $2.2 million to $8.8 million;
•Restaurant-Level Adjusted EBITDA** increased $0.1 million to $41.9 million; and
•Adjusted EBITDA** increased $0.6 million to $27.9 million.

Financial Highlights for the Three Quarters Ended September 29, 2024 vs. Three Quarters Ended September 24, 2023:

•Total revenue increased 6.9% or $33.9 million to $525.9 million;
•Same restaurant sales* decreased 0.9%;
•Operating income increased $3.2 million to $44.2 million;
•Net income increased $7.5 million to $22.6 million;
•Restaurant-Level Adjusted EBITDA** increased $3.5 million to $122.9 million; and
•Adjusted EBITDA** increased $3.4 million to $79.6 million.

* For the quarter ended September 29, 2024, same-restaurant sales compares the 13 weeks from July 1, 2024 through September 29, 2024 to the 13 weeks from July 3, 2023 through October 1, 2023. For the three quarters ended September 29, 2024, same-restaurant sales compares the 39 weeks from January 1, 2024 through September 29, 2024 to the 39 weeks from January 2, 2023 through October 1, 2023.
** Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income (loss) and Restaurant-Level Adjusted EBITDA to operating income the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Recent Developments and Trends

In the quarter and three quarters ended September 29, 2024, total revenue grew 6.9% or $11.4 million and 6.9% or $33.9 million, respectively, primarily due to new restaurant openings in 2023 and 2024. Same-restaurant sales declined 0.9% during the quarter ended September 29, 2024, compared to 3.9% same-restaurant sales growth during the same quarter in 2023. Same-restaurant sales declined 0.9% during the three quarters ended September 29, 2024, compared to 6.1% same-restaurant sales growth during the three quarters ended September 24, 2023. Refer to "Selected Operating Data" section below for definition of Same-Restaurant Sales.

In the quarter and three quarters ended September 29, 2024, commodity inflation was 3.6% and 5.1%, respectively, compared to 3.5% and 5.8% for the quarter and three quarters ended September 24, 2023, respectively. Labor, as a percentage of revenue, net increased 0.3% and 0.2% during the quarter and three quarters ended September 29, 2024, respectively, compared to the quarter and three quarters ended September 24, 2023, primarily due to lower transactions and incremental wage rate increases, partially offset by an increase in our average check. For the full year 2024, we expect to achieve negative comparable sales of approximately 1.0% and restaurant-level margins between 23% and 24%.

In the quarter and three quarters ended September 29, 2024, total revenue, operating income, net income, Restaurant-Level Adjusted EBITDA, and Adjusted EBITDA all improved versus the prior year. We believe this improvement stemmed from maintaining concentration on our four strategic pillars, which guide our short-term objectives and form the basis for long-term growth:

•Running world class operations: In the third quarter, we continued to focus on enhancing our guest experience. We redirected our general managers' efforts toward the key factors that drive transactions and sales growth, placing renewed emphasis on training our Team Members to improve speed and cultivate a sense of urgency.

•Innovating and amplifying the Portillo's experience: In the third quarter, we introduced self-service kiosks at select locations, enhancing guest convenience and providing an additional ordering channel. We also re-launched our advertising in the Chicagoland market, consisting of TV commercials, billboards, and more. Our comprehensive advertising campaign coincided with the start of the NFL season. In late August, we also launched our first new cake flavor in 20 years: the Salted Caramel Spice Cake.

Portillo's Inc. Form 10-Q | 22

•Building restaurants with industry leading returns: We continued our progress on our Restaurant of the Future concept, a 6,200 square foot prototype restaurant. We will have two Texas restaurants with this footprint by the end of 2024.

•Taking great care of our teams: In the third quarter, we hosted our annual General Manager Summit to motivate, inspire, and celebrate our team members.

Development Highlights
During the three quarters ended September 29, 2024, we opened four new restaurants. Subsequent to September 29, 2024, we opened one additional restaurant, bringing our total restaurant count to 89, as of the filing of this Quarterly Report on Form 10-Q, including a restaurant owned by C&O of which Portillo’s owns 50% of the equity. We plan to open five more restaurants, all in December, for a total of 10 new restaurants opened in the fiscal year 2024, including further expansion into the Houston and Dallas-Fort Worth markets in Texas.

Below are the restaurants opened since the beginning of fiscal 2024:

Location	Opening Month	Fiscal Quarter Opened
Denton, Texas	March 2024	Q1 2024
Surprise, Arizona	May 2024	Q2 2024
Livonia, Michigan	July 2024	Q3 2024
Mansfield, Texas	August 2024	Q3 2024
Richmond, Texas	October 2024	Q4 2024

Portillo's Inc. Form 10-Q | 23

Consolidated Results of Operations
The following table summarizes our results of operations for the quarter and three quarters ended September 29, 2024 and September 24, 2023 (in thousands):

	Quarter Ended				Three Quarters Ended
	September 29, 2024		September 24, 2023		September 29, 2024		September 24, 2023
REVENUES, NET	$178,252	100.0%	$166,805	100.0%	$525,945	100.0%	$492,047	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	60,136	33.7%	55,551	33.3%	178,809	34.0%	165,407	33.6%
Labor	45,945	25.8%	42,588	25.5%	135,659	25.8%	126,200	25.6%
Occupancy	9,172	5.1%	8,210	4.9%	27,723	5.3%	24,898	5.1%
Other operating expenses	21,053	11.8%	18,571	11.1%	60,868	11.6%	56,107	11.4%
Total restaurant operating expenses	136,306	76.5%	124,920	74.9%	403,059	76.6%	372,612	75.7%
General and administrative expenses	18,305	10.3%	18,898	11.3%	54,786	10.4%	57,285	11.6%
Pre-opening expenses	1,747	1.0%	2,410	1.4%	5,270	1.0%	5,029	1.0%
Depreciation and amortization	6,679	3.7%	6,178	3.7%	20,729	3.9%	17,788	3.6%
Net income attributable to equity method investment	(383)	(0.2)%	(422)	(0.3)%	(923)	(0.2)%	(1,010)	(0.2)%
Other income, net	(390)	(0.2)%	(276)	(0.2)%	(1,176)	(0.2)%	(630)	(0.1)%
OPERATING INCOME	15,988	9.0%	15,097	9.1%	44,200	8.4%	40,973	8.3%
Interest expense	6,450	3.6%	6,573	3.9%	19,583	3.7%	20,539	4.2%
Interest income	(50)	—%	(116)	(0.1)%	(204)	—%	(116)	—%
Tax Receivable Agreement liability adjustment	(1,724)	(1.0)%	(528)	(0.3)%	(2,724)	(0.5)%	(1,691)	(0.3)%
Loss on debt extinguishment	—	—%	—	—%	—	—%	3,465	0.7%
INCOME BEFORE INCOME TAXES	11,312	6.3%	9,168	5.5%	27,545	5.2%	18,776	3.8%
Income tax expense	2,539	1.4%	2,622	1.6%	4,898	0.9%	3,605	0.7%
NET INCOME	8,773	4.9%	6,546	3.9%	22,647	4.3%	15,171	3.1%
Net income attributable to non-controlling interests	1,553	0.9%	2,185	1.3%	4,395	0.8%	4,536	0.9%
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$7,220	4.1%	$4,361	2.6%	$18,252	3.5%	$10,635	2.2%
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

Revenues for the quarter ended September 29, 2024 were $178.3 million compared to $166.8 million for the quarter ended September 24, 2023, an increase of $11.4 million or 6.9%. The increase in revenues was primarily attributed to the opening of eight restaurants in the third and fourth quarters of 2023 and four restaurants during the three quarters ended September 29, 2024, partially offset by a decrease in our same-restaurant sales. Restaurants not in our Comparable Restaurant Base contributed $13.6 million of the total year-over-year increase. This increase in revenues was offset by a same-restaurant sales decrease of 0.9%, or $1.4 million in the quarter. The same-restaurant sales decline was attributable to a 3.5% decrease in transactions, partially offset by an increase in average check of 2.6%. The higher average check was driven by an approximate 4.4% increase in certain menu prices partially offset by product mix. To address inflationary cost pressures, we increased select menu prices by approximately 1.5% in January 2024 and again at the end of March 2024. In June 2024, we implemented a 1% price increase primarily by re-tiering some of our restaurants in higher-cost areas. Revenue was negatively impacted by $1.0 million in the third quarter due to the shifting of comparable weeks. For the purpose of calculating same-restaurant sales for the quarter ended September 29, 2024, sales for 70 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base (as defined in "Selected Operating Data" below).

Portillo's Inc. Form 10-Q | 24

The following table summarizes the Company's revenue for the quarter ended September 29, 2024 and September 24, 2023 (in thousands):

	Quarter Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
Same-restaurant sales (70 restaurants) (1) (3)	$150,854	$152,212	$(1,358)	(0.9)%
Same-restaurant sales comparable week shift impact (2)	—	1,001	(1,001)	nm
Restaurants not yet in comparable base opened in fiscal 2024 (4 restaurants) (3)	5,370	—	5,370	nm
Restaurants not yet in comparable base opened in fiscal 2023 (12 restaurants) (3)	17,311	8,988	8,323	92.6%
Restaurants not yet in comparable base opened in fiscal 2022 (1 restaurant) (3)	2,049	2,094	(45)	(2.1)%
Other (4)	2,668	2,510	158	6.3%
Revenues, net	$178,252	$166,805	$11,447	6.9%
(1) We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. Fiscal 2024 consists of 52 weeks and fiscal 2023 consisted of 53 weeks. In order to compare like-for-like periods for the quarter ended September 29, 2024, same-restaurant sales compares the 13 weeks from July 1, 2024 through September 29, 2024 to the 13 weeks from July 3, 2023 through October 1, 2023.
(2) Represents the impact from shifting comparable weeks for all periods in fiscal 2023 to compare like-for-like periods. For the quarter ended September 24, 2023, same-restaurant sales includes sales from the 13 weeks from July 3, 2023 through October 1, 2023 rather than the 13 weeks from June 26, 2023 through September 24, 2023.
(3) Total restaurants indicated are as of September 29, 2024. Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
(4) Includes revenue from direct shipping sales and non-traditional locations.
*nm - not meaningful

Revenues for the three quarters ended September 29, 2024 were $525.9 million compared to $492.0 million for the three quarters ended September 24, 2023, an increase of $33.9 million or 6.9%. The increase in revenues was primarily attributed to the opening of twelve restaurants in 2023 and four restaurants during the three quarters ended September 29, 2024, partially offset by a decrease in our same-restaurant sales. Restaurants not in our Comparable Restaurant Base contributed $40.2 million of the total year-over-year increase. This increase in revenues was offset by a same-restaurant sales decrease of 0.9%, or $4.0 million. The same-restaurant sales decline was attributable to a 3.0% decrease in transactions, partially offset by an increase in average check of 2.1%. The higher average check was primarily driven by an approximate 4.6% increase in menu prices partially offset by product mix. To address inflationary cost pressures, we increased select menu prices by approximately 1.5% in January 2024 and again at the end of March 2024. In June 2024, we implemented a 1% price increase primarily by re-tiering some of our restaurants in higher-cost areas. Revenue was negatively impacted by $1.8 million in the third quarter due to the shifting of comparable weeks. For the purpose of calculating same-restaurant sales for the three quarters ended September 29, 2024, sales for 70 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base.

The following table summarizes the Company's revenue for the three quarters ended September 29, 2024 and September 24, 2023 (in thousands):

	Three Quarters Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
Same-restaurant sales (70 restaurants) (1) (3)	$443,666	$447,618	$(3,952)	(0.9)%
Same-restaurant sales comparable week shift Impact (2)	—	1,830	(1,830)	nm
Restaurants not yet in comparable base opened in fiscal 2024 (4 restaurants) (3)	8,782	—	8,782	nm
Restaurants not yet in comparable base opened in fiscal 2023 (12 restaurants) (3)	56,793	24,707	32,086	129.9%
Restaurants not yet in comparable base opened in fiscal 2022 (1 restaurant) (3)	8,341	9,049	(708)	(7.8)%
Other (4)	8,363	8,843	(480)	(5.4)%
Revenues, net	$525,945	$492,047	$33,898	6.9%
(1) We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. Fiscal 2024 consists of 52 weeks and fiscal 2023 consisted of 53 weeks. In order to compare like-for-like periods for the three quarters ended September 29, 2024, same-restaurant sales compares the 39 weeks from January 1, 2024 through September 29, 2024 to the 39 weeks from January 2, 2023 through October 1, 2023.
(2) Represents the impact from shifting comparable weeks for all periods in fiscal 2023 to compare like-for-like periods. For the three quarters ended September 24, 2023, same-restaurant sales includes sales from the 39 weeks from January 2, 2023 through October 1, 2023 rather than the 39 weeks from December 26, 2022 through September 24, 2023.
(3) Total restaurants indicated are as of September 29, 2024. Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
(4) Includes revenue from direct shipping sales and non-traditional locations.
*nm - not meaningful

Portillo's Inc. Form 10-Q | 25

Food, Beverage and Packaging Costs

Food, beverage and packaging costs include the direct costs associated with food and beverages, including paper products and third-party delivery commissions. The components of food, beverage and packaging costs are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs.

Food, beverage and packaging costs for the quarter ended September 29, 2024 were $60.1 million compared to $55.6 million for the quarter ended September 24, 2023, an increase of $4.6 million or 8.3%. This increase was primarily driven by the opening of eight restaurants in the third and fourth quarters of 2023 and four restaurants during the three quarters ended September 29, 2024 and a 3.6% increase in commodity prices. As a percentage of revenues, net, food, beverage and packaging costs increased 0.4% during the quarter ended September 29, 2024. The increase was primarily due to an increase in certain commodity prices, partially offset by an increase in average check.

Food, beverage and packaging costs for the three quarters ended September 29, 2024 was $178.8 million compared to $165.4 million for the three quarters ended September 24, 2023, an increase of $13.4 million or 8.1%. This increase was primarily driven by the opening of twelve restaurants in 2023 and four restaurants during the three quarters ended September 29, 2024 and a 5.1% increase in commodity prices, partially offset by lower third-party delivery commissions. As a percentage of revenues, net, food, beverage and packaging costs increased 0.4% during the three quarters ended September 29, 2024. The increase was primarily due to an increase in certain commodity prices, partially offset by an increase in average check and lower third-party delivery commissions.

Labor Expenses

Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the quarter ended September 29, 2024 were $45.9 million compared to $42.6 million for the quarter ended September 24, 2023, an increase of $3.4 million or 7.9%. This increase was primarily driven by the opening of eight restaurants in the third and fourth quarters of 2023 and four restaurants during the three quarters ended September 29, 2024 and incremental investments to support our team members, partially offset by lower variable-based compensation. As a percentage of revenues, net, labor increased 0.3% primarily due to lower transactions, incremental wage rate investments and an increase in benefit expenses, partially offset by an increase in our average check.

Labor expenses for the three quarters ended September 29, 2024 were $135.7 million compared to $126.2 million for the three quarters ended September 24, 2023, an increase of $9.5 million or 7.5%. This increase was primarily driven by the opening of twelve restaurants in 2023 and four restaurants during the three quarters ended September 29, 2024 and incremental investments to support our team members, partially offset by lower variable-based compensation. As a percentage of revenues, net, labor increased 0.2% primarily due to lower transactions and incremental wage rate investments, partially offset by an increase in our average check and lower variable-based compensation.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes.

Occupancy expenses for the quarter ended September 29, 2024 were $9.2 million compared to $8.2 million for the quarter ended September 24, 2023, an increase of $1.0 million or 11.7%, primarily driven by the opening of eight restaurants in the third and fourth quarters of 2023 and four restaurants during the three quarters ended September 29, 2024. As a percentage of revenues, net, occupancy expenses increased 0.2%.

Occupancy expenses for the three quarters ended September 29, 2024 were $27.7 million compared to $24.9 million for the three quarters ended September 24, 2023, an increase of $2.8 million or 11.3%, primarily driven by the opening of twelve restaurants in 2023 and four restaurants during the three quarters ended September 29, 2024. As a percentage of revenues, net, occupancy expenses increased 0.2%.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other operating expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the quarter ended September 29, 2024 were $21.1 million compared to $18.6 million for the quarter ended

Portillo's Inc. Form 10-Q | 26

September 24, 2023, an increase of $2.5 million or 13.4%, primarily due to the opening of eight restaurants in the third and fourth quarters of 2023 and four restaurants during the three quarters ended September 29, 2024, and an increase in repairs and maintenance, partially offset by a decrease in insurance expenses. As a percentage of revenues, net, operating expenses increased 0.7%.

Other operating expenses for the three quarters ended September 29, 2024 were $60.9 million compared to $56.1 million for the three quarters ended September 24, 2023, an increase of $4.8 million or 8.5%, primarily due to the opening of twelve restaurants in 2023 and four restaurants during the three quarters ended September 29, 2024, and an increase in repairs and maintenance and credit card fees, partially offset by a decrease in operating supplies, and other miscellaneous expenses. As a percentage of revenues, net, operating expenses increased 0.2%.

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

General and administrative expenses for the quarter ended September 29, 2024 were $18.3 million compared to $18.9 million for the quarter ended September 24, 2023, a decrease of $0.6 million or 3.1%. This decrease was primarily driven by lower variable-based and equity compensation, partially offset by an increase in advertising expenses and software license expenses related to our enterprise resource planning system ("ERP") implementation.

General and administrative expenses for the three quarters ended September 29, 2024 were $54.8 million compared to $57.3 million for the three quarters ended September 24, 2023, a decrease of $2.5 million or 4.4%. This decrease was primarily driven by lower equity and variable-based compensation and insurance expenses, partially offset by an increase in advertising expenses, professional fees and software license fees related to our ERP implementation and travel.

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

Pre-opening expenses for the quarter ended September 29, 2024 were $1.7 million compared to $2.4 million for the quarter ended September 24, 2023, an decrease of $0.7 million or 27.5%. The decrease was due to the number and timing of activities related to our planned restaurant openings for the quarter ended September 29, 2024 as compared to the quarter ended September 24, 2023.

Pre-opening expenses for the three quarters ended September 29, 2024 were $5.3 million compared to $5.0 million for the three quarters ended September 24, 2023, an increase of $0.2 million or 4.8%. This increase was due to the number and timing of activities related to our planned restaurant openings for the three quarters ended September 29, 2024 as compared to the three quarters ended September 24, 2023.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for the quarter ended September 29, 2024 was $6.7 million compared to $6.2 million for the quarter ended September 24, 2023, an increase of $0.5 million or 8.1%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of eight restaurants in the third and fourth quarters of 2023 and four restaurants during the three quarters ended September 29, 2024.

Depreciation and amortization expense for the three quarters ended September 29, 2024 was $20.7 million compared to $17.8 million for the

Portillo's Inc. Form 10-Q | 27

three quarters ended September 24, 2023, an increase of $2.9 million or 16.5%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of twelve restaurants in 2023 and four restaurants during the three quarters ended September 29, 2024.

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

Net income attributable to equity method investment was $0.4 million for both the quarter ended September 29, 2024 and September 24, 2023.

Net income attributable to equity method investment for the three quarters ended September 29, 2024 was $0.9 million compared to $1.0 million for the three quarters ended September 24, 2023, a decrease of $0.1 million or 8.6%. This decrease was primarily driven by an increase in restaurant-level operating expenses, partially offset by an increase in sales.

Other Income, Net

Other income, net, includes among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains or losses on asset disposals.

Other income, net, for the quarter ended September 29, 2024 was $0.4 million compared to $0.3 million for the quarter ended September 24, 2023, an increase of $0.1 million or 41.3%. This increase was primarily due to higher trading gains in the rabbi trust used to fund our deferred compensation plan.

Other income, net, for the three quarters ended September 29, 2024 was $1.2 million compared to $0.6 million for the three quarters ended September 24, 2023, an increase of $0.5 million or 86.7%. This increase was primarily due to a decrease in loss on sale of assets and higher trading gains in the rabbi trust used to fund our deferred compensation plan.

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for the quarter ended September 29, 2024 was $6.5 million compared to $6.6 million for the quarter ended September 24, 2023, a decrease of $0.1 million or 1.9%. This decrease was primarily driven by a lower effective interest rate.

Interest expense for the three quarters ended September 29, 2024 was $19.6 million compared to $20.5 million for the three quarters ended September 24, 2023, a decrease of $1.0 million or 4.7%. This decrease was primarily driven by a lower effective interest rate and the improved lending terms associated with our 2023 Term Loan and 2023 Revolver Facility.

Our effective interest rate on the 2023 Term Loan and 2023 Revolver Facility was 8.32% and 8.50% as of September 29, 2024 and September 24, 2023, respectively.

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents.

Interest income for both the quarters ended September 29, 2024 and September 24, 2023 was $0.1 million.

Interest income for the three quarters ended September 29, 2024 was $0.2 million compared to $0.1 million for the three quarters ended September 24, 2023, an increase of $0.1 million or 75.9%. This increase was primarily driven by converting our bank accounts to interest bearing during the three quarters ended September 24, 2023.

Portillo's Inc. Form 10-Q | 28

Tax Receivable Agreement Liability Adjustment

We are party to a Tax Receivable Agreement liability with certain members of PHD Group Holdings LLC and its subsidiaries ("Portillo's OpCo”) that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

The Tax Receivable Agreement liability adjustment was $1.7 million for the quarter ended September 29, 2024 and $2.7 million for the three quarters ended September 29, 2024 related to a remeasurement primarily due to activity under equity-based compensation plans. The Tax Receivable Agreement liability adjustment was $0.5 million and $1.7 million for the quarter and three quarters ended September 24, 2023, respectively.

Loss on Debt Extinguishment

There was no loss on debt extinguishment for the quarter and three quarters ended September 29, 2024 and quarter ended September 24, 2023. Loss on debt extinguishment for the three quarters ended September 24, 2023 was $3.5 million due to the write-off of debt discount and deferred issuance costs associated with the payoff of the 2014 Credit Agreement as described in Note 8. Debt.

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

Income tax expense for the quarter ended September 29, 2024 was $2.5 million compared to $2.6 million for the quarter ended September 24, 2023, a decrease of $0.1 million or 3.2%. Our effective income tax rate for the quarter ended September 29, 2024 was 22.4%, compared to 28.6% for the quarter ended September 24, 2023. The decrease in our effective income tax rate for the quarter ended September 29, 2024 compared to the quarter ended September 24, 2023 was primarily driven by return to provision adjustments, partially offset by an increase in the company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo.

Income tax expense for the three quarters ended September 29, 2024 was $4.9 million compared to income tax expense of $3.6 million for the three quarters ended September 24, 2023, an increase of $1.3 million or 35.9%. Our effective income tax rate for the three quarters ended September 29, 2024 was 17.8%, compared to 19.2% for the three quarters ended September 24, 2023. The decrease in our effective income tax rate for the three quarters ended September 29, 2024 compared to the three quarters ended September 24, 2023 was primarily driven by a decrease in the valuation allowance recorded against a portion of the Company's deferred tax assets as a result of the secondary offering in Q1 2024 and return to provision adjustments, partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo.

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

Net income attributable to non-controlling interests for the quarter ended September 29, 2024 was $1.6 million, compared to net income attributable to non-controlling interests of $2.2 million for the quarter ended September 24, 2023, a decrease of $0.6 million or 28.9%. The decrease in net income attributable to non-controlling interests for the quarter ended September 29, 2024 was primarily due to a decrease in the non-controlling interest holders' weighted average ownership from 24.1% for the quarter ended September 24, 2023 to 15.8% for the quarter ended September 29, 2024, partially offset by an increase in net income for the quarter ended September 29, 2024 compared to the quarter ended September 24, 2023.

Net income attributable to non-controlling interests for the three quarters ended September 29, 2024 was $4.4 million, compared to net income attributable to non-controlling interest of $4.5 million for the three quarters ended September 24, 2023, a decrease of $0.1 million or 3.1%. The

Portillo's Inc. Form 10-Q | 29

decrease in net income attributable to non-controlling interests for the three quarters ended September 29, 2024 was primarily due to a decrease in the non-controlling interest holders' weighted average ownership, from 26.6% for the three quarters ended September 24, 2023 to 17.7% for the three quarters ended September 29, 2024, partially offset by an increase in net income for the three quarters ended September 29, 2024 compared to the three quarters ended September 24, 2023.

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

	Quarter Ended		Three Quarters Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Total Restaurants (a)	88	78	88	78
AUV (in millions) (a)	N/A	N/A	$8.9	$8.9
Change in same-restaurant sales (b) (c)	(0.9)%	3.9%	(0.9)%	6.1%
Adjusted EBITDA (in thousands) (b)	$27,911	$27,285	$79,554	$76,140
Adjusted EBITDA Margin (b)	15.7%	16.4%	15.1%	15.5%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$41,946	$41,885	$122,886	$119,435
Restaurant-Level Adjusted EBITDA Margin (b)	23.5%	25.1%	23.4%	24.3%
(a) Includes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity. AUVs for the quarters ended September 29, 2024 and September 24, 2023 represent AUVs for the twelve months ended September 29, 2024 and September 24, 2023, respectively. Total restaurants indicated are as of September 29, 2024.
(b) Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
(c) For the quarter ended September 29, 2024, same-restaurant sales compares the 13 weeks from July 1, 2024 through September 29, 2024 to the 13 weeks from July 3, 2023 through October 1, 2023. For the three quarters ended September 29, 2024, same-restaurant sales compares the 39 weeks from January 1, 2024 through September 29, 2024 to the 39 weeks from January 2, 2023 through October 1, 2023.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). For the three quarters ended September 29, 2024 and September 24, 2023, there were 70 and 66 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity.

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

Portillo's Inc. Form 10-Q | 30

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

Portillo's Inc. Form 10-Q | 31

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended		Three Quarters Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net income	$8,773	$6,546	$22,647	$15,171
Net income margin	4.9%	3.9%	4.3%	3.1%
Depreciation and amortization	6,679	6,178	20,729	17,788
Interest expense	6,450	6,573	19,583	20,539
Interest income	(50)	(116)	(204)	(116)
Loss on debt extinguishment	—	—	—	3,465
Income tax expense	2,539	2,622	4,898	3,605
EBITDA	24,391	21,803	67,653	60,452
Deferred rent (1)	1,391	1,388	3,857	3,781
Equity-based compensation	3,506	4,324	9,223	12,044
Cloud-based software implementation costs (2)	64	149	514	149
Amortization of cloud-based software implementation costs (3)	220	—	366	—
Other loss (4)	63	16	129	511
Transaction-related fees and expenses (5)	—	133	536	894
Tax Receivable Agreement liability adjustment (6)	(1,724)	(528)	(2,724)	(1,691)
Adjusted EBITDA	$27,911	$27,285	$79,554	$76,140
Adjusted EBITDA Margin (7)	15.7%	16.4%	15.1%	15.5%
(1) Represents the difference between cash rent payments and the recognition of straight-line rent expense recognized over the lease term.
(2) Represents non-capitalized third party consulting and software licensing costs incurred in connection with the implementation of new enterprise resource planning ("ERP") and human capital management ("HCM") systems which are included within general and administrative expenses.
(3) Represents amortization of capitalized cloud-based ERP system implementation costs that are included within general and administrative expenses.
(4) Represents (gain) loss on disposal of property and equipment included within other income, net.
(5) Represents certain expenses that management believes are not indicative of ongoing operations, consisting primarily of certain professional fees included within general and administrative expenses.
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

Portillo's Inc. Form 10-Q | 32

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended		Three Quarters Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Operating income	$15,988	$15,097	$44,200	$40,973
Operating income margin	9.0%	9.1%	8.4%	8.3%
Plus:
General and administrative expenses	18,305	18,898	54,786	57,285
Pre-opening expenses	1,747	2,410	5,270	5,029
Depreciation and amortization	6,679	6,178	20,729	17,788
Net income attributable to equity method investment	(383)	(422)	(923)	(1,010)
Other income, net	(390)	(276)	(1,176)	(630)
Restaurant-Level Adjusted EBITDA	$41,946	$41,885	$122,886	$119,435
Restaurant-Level Adjusted EBITDA Margin (1)	23.5%	25.1%	23.4%	24.3%
(1) Restaurant-Level Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our 2023 Revolver Facility. As of September 29, 2024, we maintained a cash and cash equivalents and restricted cash balance of $18.5 million and had $80.7 million of availability under our 2023 Revolver Facility, after giving effect to $5.3 million in outstanding letters of credit.

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

As of September 29, 2024, we estimate that our obligation for future payments under the TRA totaled $326.7 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $384.3 million as of September 29, 2024. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $326.7 million, primarily over the next 15 years, substantially declining in year 16 through year 47. In the three quarters ended September 29, 2024 and

Portillo's Inc. Form 10-Q | 33

September 24, 2023, we made TRA payments of $4.4 million relating to tax year 2022 and $0.8 million relating to tax year 2021, respectively. We expect a payment of $7.7 million relating to tax year 2023 to be paid within the next 12 months.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Three Quarters Ended
	September 29, 2024	September 24, 2023
Net cash provided by operating activities	$71,954	$53,570
Net cash used in investing activities	(56,437)	(57,579)
Net cash used in financing activities	(7,435)	(27,471)
Net increase (decrease) in cash and cash equivalents and restricted cash	8,082	(31,480)
Cash and cash equivalents and restricted cash at beginning of period	10,438	44,427
Cash and cash equivalents and restricted cash at end of period	$18,520	$12,947
Operating Activities

Net cash provided by operating activities for the three quarters ended September 29, 2024 was $72.0 million compared to net cash provided by operating activities of $53.6 million for the three quarters ended September 24, 2023, an increase of $18.4 million or 34.3%. This increase was primarily driven by the change in operating assets and liabilities of $14.6 million and an increase in net income of $7.5 million, partially offset by the change in non-cash items of $3.7 million.

The $14.6 million change in our operating assets and liabilities balances was primarily driven by operating assets and liabilities being a source of net cash of $17.1 million in the three quarters ended September 29, 2024, compared to a source of net cash of $2.6 million in three quarters ended September 24, 2023 driven by the change in accounts payable, deferred lease incentives, other current assets, and accounts receivable in the three quarters ended September 29, 2024. The increase in net income for the three quarters ended September 29, 2024 was primarily due to the factors driving the aforementioned change in revenues and expenses as described in the condensed consolidated results of operations in the three quarters ended September 29, 2024 compared to the three quarters ended September 24, 2023. The $3.7 million change from the three quarters ended September 29, 2024 in non-cash charges is primarily driven by the loss on debt extinguishment in the prior year, lower equity-based compensation expense, and lower income tax expense, partially offset by higher depreciation and amortization in the current year.

Investing Activities

Net cash used in investing activities was $56.4 million for the three quarters ended September 29, 2024 compared to $57.6 million for the three quarters ended September 24, 2023, a decrease of $1.1 million or 2.0%. This decrease was primarily due to adopting a more cost effective restaurant format, number and timing of restaurant openings, and buildings in process during the three quarters ended September 29, 2024 compared to the three quarters ended September 24, 2023.

Financing Activities

Net cash used in financing activities was $7.4 million for the three quarters ended September 29, 2024 compared to net cash used in financing activities of $27.5 million for the three quarters ended September 24, 2023, a decrease of $20.0 million or 72.9%. This decrease is primarily due to the payment and borrowing of long-term debt in connection with our refinancing during the three quarters ended September 24, 2023, as described in Note 8. Debt. The decrease was partially offset by an increase in payments related to the Tax Receivable Agreement liability of 3.6 million for the three quarters ended September 29, 2024 as compared to the three quarters ended September 24, 2023.

Portillo's Inc. Form 10-Q | 34

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

As of September 29, 2024, we had $14.0 million of borrowings under the 2023 Revolver Facility, and letters of credit issued under the 2023 Revolver Facility totaled $5.3 million. As a result, as of September 29, 2024, the Company had $80.7 million available under the 2023 Revolver Facility.

The 2023 Credit Agreement also includes certain financial covenants with respect to cash interest coverage and total net rent adjusted leverage. As of September 29, 2024, the Company was in compliance with financial covenants in the 2023 Credit Agreement.

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

Refer to Note 2. Summary Of Significant Accounting Policies for the Company's assessment of all other recently issued accounting pronouncements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 29, 2024 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Portillo's Inc. Form 10-Q | 36

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding certain legal proceedings to which the Company is a party are discussed in Note 13. Contingencies in the notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, except as updated in the Company's last Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and as set forth below.

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

Federal law requires that we verify that our team members have the proper documentation and authorization to work in the U.S. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our team members may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility, in Arizona and Florida, which are the only states in which we operate where participation is required. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and we may be subject to fines or penalties if any of our workers are found to be unauthorized. Termination of a significant number of team members who lack work authorization may disrupt our operations, cause temporary increases in our labor costs as we train new team members and result in adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. As a result of such events, we could experience adverse publicity that may negatively impact our brand and may make it more difficult to hire and keep qualified team members. These factors could materially adversely affect our our business, financial condition and results of operations (collectively, "our Results").

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

Portillo's Inc. Form 10-Q | 37

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

Portillo's Inc. Form 10-Q | 38

and adversely affected. Our reputation as a brand or as an employer could be adversely affected, which could impair our ability to attract and retain guests and qualified employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under the Second Amended and Restated LLC Agreement of Portillo’s OpCo dated as of October 20, 2021 (the “OpCo LLCA”), the holders of LLC Units (other than the Company) may from time to time require Portillo’s OpCo to redeem all or a portion of their LLC Units for newly-issued shares of Class A common stock on a one-for-one basis in accordance with the terms of the OpCo LLCA.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements

During the quarter ended September 29, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K, except as follows:

Name/ Title	Type of Plan	Original Adoption Date	Termination Date		Aggregate Number of Securities to be Sold	Plan Description
Nicholas Scarpino, Chief Marketing Officer	10b5-1 Trading Plan	September 7, 2022	August 15, 2024	(a)	Up to 96,722	Exercise of Options and Sale of Shares
(a) On August 15, 2024, Nicholas Scarpino, Chief Marketing Officer, terminated a Rule 10b5-1 trading arrangement, originally adopted on September 7, 2022 and modified on August 7, 2023 and on March 7, 2024.

Portillo's Inc. Form 10-Q | 39

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

Portillo's Inc. Form 10-Q | 40

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: November 5, 2024	By:	/s/ Michael Osanloo
Michael Osanloo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Portillo's Inc. Form 10-Q | 41