Form 10-K
period 2024-12-29
Portillo's Inc.
filed 2025-02-25
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 29, 2024
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
☐     Yes     ☒     No

The aggregate market value of the common stock held by non-affiliates of the registrant on June 28, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's Class A common stock as reported by The Nasdaq Stock Market on that date, was approximately $562,202,807. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 18, 2025, there were 63,869,727 shares of the registrant's Class A common stock, par value $0.01 per share, and 10,732,800 shares of the registrant's Class B common stock, par value $0.00001 per share, issued and outstanding.

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein, including, but not limited to: risks related to or arising from our organizational structure; risks of food-borne illness and food safety and other health concerns about our food; risks relating to the economy and financial markets, including inflation, fluctuating interest rates, stock market activity, or other factors; the impact of unionization activities of our team members on our reputation, operations and profitability; risks associated with our reliance on certain information technology systems, including our new enterprise resource planning system, and potential failures or interruptions; risks associated with data, privacy, cybersecurity and the use and implementation of information technology systems, including our digital ordering and payment platforms for our delivery business; risks associated with increased adoption, implementation and use of artificial intelligence technologies across our business; the impact of competition, including from our competitors in the restaurant industry or our own restaurants; the increasingly competitive labor market and our ability to attract and retain the best talent and qualified employees; the impact of federal, state or local government regulations relating to privacy, data protection, advertising and consumer protection, building and zoning requirements, labor and employment matters, costs of or ability to open new restaurants, or the sale of food and alcoholic beverages; the inability to achieve our growth strategy, such as the availability of suitable new restaurant sites in existing and new markets and opening of new restaurants at the anticipated rate and on the anticipated timeline; the impact of consumer sentiment and other economic factors on our sales; increases in food and other operating costs, tariffs and import taxes, and supply shortages; and certain other risk factors identified in Part I, Item 1A of this Form 10-K.

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

Portillo's Inc. Form 10-K | 1

PART I
ITEM 1.     BUSINESS

Portillo’s Inc. (the “Company") was incorporated as a Delaware corporation on June 8, 2021, in connection with our initial public offering in October 2021 ("IPO") and related reorganization transactions (collectively, the "Transactions”) in order to carry on the business of PHD Group Holdings LLC and its subsidiaries (“Portillo’s OpCo”). Following the consummation of the Transactions on October 20, 2021, the Company became the sole managing member of Portillo’s OpCo and now operates and controls all of the business and affairs of Portillo's OpCo. As a result, the Company consolidates the financial results of Portillo's OpCo and reports a non-controlling interest representing the economic interest in Portillo's OpCo held by the other members of Portillo's OpCo (the "pre-IPO LLC Members"). Portillo’s Inc. Class A common stock trades on the Nasdaq under the symbol "PTLO." Unless the context otherwise requires, references to "we," "us," "our," "Portillo's," the "Company" and other similar references refer to Portillo's Inc. and its subsidiaries, including Portillo’s OpCo.

Overview of Portillo's

Portillo’s serves iconic Chicago street food in high-energy, multichannel restaurants designed to ignite the senses and create memorable dining experiences. Since our founding in 1963 in a small trailer that Dick Portillo called “The Dog House,” we have grown to become a treasured brand with a passionate (some might say obsessed) nationwide following. Our diverse menu features all-American favorites such as Chicago-style hot dogs and sausages, Italian beef sandwiches, char-broiled burgers, fresh chopped salads, crinkle-cut fries, homemade chocolate cake and our signature chocolate cake shake. We create a consumer experience like no other by combining the best attributes of fast-casual and quick-service concepts with an exciting energy-filled atmosphere in a restaurant model capable of generating tremendous volumes. Nearly all of our restaurants were built with double lane drive-thrus and have been thoughtfully designed with a layout that accommodates a variety of access modes including dine-in, carryout, delivery and catering to quickly and efficiently serve our guests. We believe the combination of our craveable food, multichannel sales model, dedication to operational excellence, and distinctive team member-driven culture gives us a competitive advantage. Our business, including many of the elements described below, is subject to certain risks that may materially and adversely affect our ability to achieve our desired outcomes. For a more in-depth discussion of such risks, see Part I, Item 1A, "Risk Factors."

As of December 29, 2024, we owned and operated 94 restaurants across 10 states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which we own 50% of the equity. As of December 29, 2024, the Company owned 85.6% of Portillo's OpCo and the pre-IPO LLC Members owned the remaining 14.4% of Portillo's OpCo.

Our Story

We relish the opportunity to create lifelong memories by igniting the senses with unrivaled food and experiences.

An Iconic and Beloved Brand with Obsessed, Lifelong Fans. We capture the hearts, minds and stomachs of our guests with every meal. Our menu features something for everyone and appeals to a broad demographic, which enables our restaurants to thrive and generate strong and balanced volumes across multiple dayparts, weekdays and occasions. Guests cake shake their way in for our Chicago-style hot dogs, Italian beef sandwiches, char-broiled burgers, cheese fries, fresh salads and famous chocolate cake.

Energetic Restaurant Atmosphere that Engages the Senses. While our operating model is focused on getting delicious, made-to-order food to our guests quickly, we believe our atmosphere makes the experience more than a delicious meal. When guests walk into a Portillo’s, they get an experience completely different than a typical chain restaurant visit. Our restaurants engage all the senses to create a fun, relaxed and memorable occasion.

Our dining areas evoke nostalgia and local influences. No two Portillo’s are alike. Each of our restaurants has its own themed décor, ranging from a 1930s prohibition motif to a 1950s diner to a 1960s flower-power bus, as well as a retro automotive garage theme. The period music ties to the theme, from ragtime to doo wop to disco. No detail is too small, be it lighting, signage or even the stars subtly sparkling on the ceiling. Each restaurant also draws design elements from the local community. The layouts create comfortable spaces for individual diners, families, large groups, and even wedding parties.

Beyond the space itself, we believe the energy of Portillo’s is unique. Our guests can see into our open kitchens, where their meals are prepared right before their eyes. The smells of burgers broiling, french fries frying, and beef simmering emanate from the kitchen. Each completed meal is announced with a fun rhyme (“Number two, we got you”; “Number seven, welcome to Portillo’s heaven”). But the most important element of the energy is the enthusiasm of the scores of guests who are all excited to be there and enjoying their Portillo’s. We want every guest that visits to leave with good memories, a satiated appetite and a desire to return.

Our Strategy

Our strategic plan is comprised of four pillars, which guide our short-term objectives and form the basis for growth:

•Run World-Class Operations
•Innovate and Amplify the Portillo’s Experience
•Build Restaurants with Industry-Leading Returns
•Take Great Care of Our Teams

We believe that by focusing on the components of each of these simple, but focused, strategies we feed a virtuous cycle in which we take care of our team members, our team members take care of our guests, and our guests reward our shareholders.

Run World-Class Operations. We believe that delivering a consistently exceptional guest experience, including having guests try our delicious food is one of the most effective forms of marketing. By running world class operations, we will fuel Portillo’s same-restaurant sales growth. The core tactics we use in this strategy are:

•Flexing our Multichannel Muscle: Portillo’s aims to offer industry-leading experiences across our traditional sales channels, while continuing to grow and innovate in growth sales channels. Dine-in provides the best Portillo’s experience, so we strive for our dine-in experience to represent the heart of Portillo’s and our company values of Family, Greatness, Energy, and Fun. In our drive-thru, we strive to maintain top performance in the industry across speed, service, and accuracy. In new markets, we show new guests the value and efficiency of our drive-thrus. In our sales channels of digital pickup, delivery, and catering we have made great strides operationally that will allow us to win additional market share.

•Greatness in Drive-Thru: Portillo’s pioneered a winning drive-thru model beginning in the 1980s, combining speed and hospitality via outside order takers, food runners, and multi-lane drive-thrus. Our teams are focused on continuously improving and innovating the drive-thru experience to improve throughput and order accuracy. All new restaurants are opened with drive-thru doors to aid our runners and improve the guest experience. We have also started a camera vision test in select restaurants to provide operators with real-time actionable insights.

•Unrivaled Value in Fast Casual: Experience, service, and food quality define value in our brand, but maintaining a strong price point remains a high priority given how broadly we compete in the restaurant industry. Our teams consistently monitor price points across many categories and occasions that are relevant to our guests. To succeed moving forward, we will continue our pricing strategy combined with a focus on operational excellence and aim to remain an unrivaled value compared to fast casual competitors.

Innovate and Amplify the Portillo's Experience. We believe one of the most effective ways to market Portillo’s is by having people experience our food firsthand. Our efforts in field marketing, social media, digital engagement, advertising, and menu innovation support the following aspirations:
•Craveable & Fresh For Everyone: Our industry-leading AUVs are bolstered by a broad menu that offers something truly craveable for everyone. We constantly research our menu, our guests, and our competition to keep the menu fresh and relevant while also balanced to ensure operational efficiency. For example:
◦In 2024 we launched two new salads, our Chicken Pecan Salad with Bacon to appeal to health-driven foodies and our Spicy Chicken Chopped Salad, a new twist on a Portillo’s classic to increase visits from longtime fans. Both items added excitement and variety to the menu while enhancing average ticket. To celebrate the launch, we unveiled a limited-time brown paper bag with green stripes. Similar to its predecessor, the new bag is 100% recyclable, bleach-free, and is made from fibers certified by the Sustainable Forestry Initiative. We believe this purposeful menu innovation drives increased guest frequency and reinforces the everyday value proposition that is key to our success.
◦We enhance our menu with seasonal shakes and specialty cakes, offering something special throughout the year. In Fall 2024, we launched our first new cake flavor in 20 years: the Salted Caramel Spice Cake. To celebrate, September 2024 became "Spice-Tember", in which we sold our new cake for $1 a slice with the purchase of an entree. In October 2024, we also partnered with former Chicago Bear, Anthony "Spice" Adams, to create energetic and entertaining content, spotlighting the Salted Caramel Spice Cake in a fun and engaging way.

•Local & Experiential: Whether it’s an influencer night for a launch of new menu items, hosting a community fundraiser, partnering with local and national sport teams, or a visit from our mobile food truck, lovingly dubbed “The Beef Bus,” we aim to create lifelong memories via grassroots field-marketing efforts. In each of our markets we employ field marketing managers who partner with local restaurant General Managers to personalize a marketing plan and introduce Portillo’s to the local area. We believe this approach creates a personal and emotional connection with the communities in which we operate and creates incremental returns on our marketing investments. We use a full suite of communication channels, such as email, X (formerly known as "Twitter"), Instagram, TikTok, Facebook, and other platforms to spread our message to different customer segments. When a compelling opportunity arises, Portillo’s also utilizes traditional advertising in Chicagoland to drive frequency and outside Chicagoland to drive trial and awareness. Below are a few advertising and marketing highlights of the fiscal year ended December 29, 2024 ("fiscal 2024"):
◦We launched an ad campaign in Arizona in the first quarter of 2024 to drive trial and awareness.
◦In April, we re-launched our Famous Five combo meal menu that features a classic entree, side, and drink.
◦We re-launched our advertising in the Chicagoland market. Our comprehensive advertising campaign coincided with the start of the NFL season. We continued the theme of "Portillo’s. It always sounds good.” The ad campaign consisted of commercials, billboards, and partnerships with several digital media outlets, such as Barstool Sports, to reach our guests across the Chicagoland area.

•Digitally Engage Guests: Our guests increasingly interact with Portillo’s in the digital space, whether engaging with us on social media, learning about us through digital advertising, or placing an order on our app or in one of our new self-order kiosks. Kiosks have been a resounding success, adding incrementality to the check and providing a stellar guest experience. In 2025 we are launching our "Portillo's Perks”TM loyalty program to drive and reward repeat visits and make the Portillo’s experience even more engaging for our longtime fans.

Build Restaurants with Industry-Leading Returns. En route to our current goal of over 900 US restaurants (see “Our Growth” below for more details) we continue to innovate our business model in ways that meet a rapidly changing economic and consumer environment while delivering outstanding returns to investors.

•Best-In-Class AUVs: The average Portillo’s generates per-restaurant sales that sit far atop the fast-casual and limited-service restaurant segments. A key element of our strong restaurant-level adjusted EBITDA margin, we aim to keep our average unit volumes ("AUVs") high via discerning market and site selection.

•Optimize Capital Investments: We are continuously refining our restaurant prototypes while investing in existing restaurants to drive great guest experiences and great returns. In the past, some of our restaurants were over 10,000 square feet and had 105-foot production lines. Restaurants built in 2023 were approximately 7,700 square feet with a 65-foot production line all while capable of generating an equivalent AUV. In 2024 we opened two restaurants with our “Restaurant of the Future” prototype, a 6,250 square foot restaurant with a 47-foot production line that is more efficient to build and also better reflects the way consumers interact with our brand today. Our teams will continue to make strides in this space to further reduce our build costs and achieve attractive returns.

•Scale Quickly: Having scale in markets creates brand awareness, drives sales, and expands profit margins. We aim to have minimum efficient scale (6-8 restaurants) in new markets within 24 months of our first opening. Our entry into the Dallas-Fort Worth, Texas market is a great example of this strategy, where our first restaurant opened in January of 2023 and our 7th restaurant opened in December 2024.

•Replicable Processes: Scaling quickly requires standardizing leases and deal structures, leveraging select general contractors and vendors, and standardizing the base of our prototypes. With these scalable and predictable processes, we will be able to adhere to or beat a target 18-month development cycle time and be more meticulous in our market penetration strategies.

Take Great Care of Our Teams. Our team members put in the hard work to help create happy guests (and value for our shareholders). To attract, train, retain, and engage the best team members we strive to offer great rewards, talent management, learning, development, and people technology programs that drive obsession with Portillo's. Identifying, developing, and placing internal talent fuels our increasing rate of growth.

•Meaningful Work Environment: We cultivate an environment where every individual feels valued, empowered to share ideas, and actively engaged in their work. We prioritize clear expectations and communication while providing our team with the necessary tools and resources for success. This creates a work environment that enhances overall experience and productivity for our team members resulting in happy guests and industry-leading retention.

•Total Rewards that Matter: Delivering competitive compensation, benefit, and recognition programs attracts great talent and helps create happy, long-term team members. We will continue to evolve rewards, specifically those that differentially drive retention. We continuously evaluate our wages with the goal of paying above market in our restaurants.

•Igniting Talents and Careers: Identifying, nurturing, and developing talent is critical to our growth strategy as we aim to open each new restaurant with an experienced Portillo’s manager. Our Ignite development programs identify high potential individuals to become hourly supervisors, restaurant managers, assistant general managers ("AGMs"), general managers ("GMs"), and multi-unit Market Managers and develops their skills via off-site leadership development and in-field shoulder-to-shoulder coaching. These programs demonstrate a clear and enticing career path for our team members and keeps our talent pipeline robust. At the end of 2024, we have 70+ team members in-line for future restaurant management positions.

•Enhanced Digital Workplace Experience: Just as consumers engage with their favorite brands digitally so do team members. In 2024 we launched Portillo’s Connect, an all-in-one communications platform that allows team members and managers to receive critical communications, engage with one another via social media, access resources such as recipes and standard operating procedures, and much more. This strategy allows individuals to connect with the people they work with, support their growth and development, and enhance their well-being and sense of belonging.

Our Growth

We are in the early stages of our nationwide growth plan, with 94 locations across ten states at the end of fiscal 2024, including C&O. In fiscal 2024, we opened 10 new restaurants, representing 12% unit growth. Over the long term, we aim to increase our number of restaurants by approximately 12% to 15% annually. Our near-term restaurant growth strategy is focused on leveraging our proven unit economic model primarily in markets outside Chicagoland with favorable macro-economic tailwinds where we already have a presence. Particularly, our current focus is in the Sunbelt, with growth across markets in Arizona, Texas, and Florida. We are also actively sourcing sites in Georgia, Colorado, Nevada, North Carolina, and South Carolina. Simultaneously, we will continue to fill-in Chicagoland and adjacent markets as opportunities come available. Over the past year, our development function has made great strides in creating scalable, repeatable processes, giving us confidence as we grow nationally.

Based on a whitespace analysis prepared in partnership with a third-party vendor in 2023, we believe we have a substantial runway for growth, including, a long-term opportunity to grow to more than 900 restaurants domestically and we are well-positioned for global growth in the future. Of the 900 domestic restaurants- to which we aspire, we currently project 800 to be full-scale restaurants and 100 to be pick-up/walk-up models. We see these company-operated full-scale restaurants as our largest opportunity moving forward. At the same time, we continue to evaluate innovative operating models. On the heels of opening a third Portillo’s Pickup location, we will continue to analyze where these, and other operating models such as urban walk-ups, airports and campuses, fit within our growth trajectory to add sales, manage cannibalization, and provide additional pipeline growth.

Our Team – Human Capital Management

Our team member base, as of December 29, 2024, consisted of 8,512 team members. This included 216 Restaurant Support Center (“RSC”) team members, 482 restaurant managers, AGMs, and GMs, and 7,714 restaurant hourly team members in positions such as crew chief, training lead, food production and guest services. We also have 88 hourly team members, which also includes crew chiefs, and 12 salaried team members, which includes managers and senior managers, at our commissaries. Our team members are not covered by any collective bargaining agreements. Certain of our team members at our commissaries in Addison, IL and Aurora, IL voted on April 13, 2023 and April 30, 2024, respectively, in favor of being represented by a union. We filed objections to the 2023 election with the National Labor Relations Board ("NLRB") on April 19, 2023, asserting that the union and its agent's promises prevented a free and fair election. We are actively pursuing litigation to set aside the election results. We filed an objection to the 2024 election with the NLRB on May 7, 2024, asserting that the promises made by the union and its agents prevented a free and fair election. Although we have not received other petitions to unionize, it is possible that additional team members may seek to be represented by labor unions in the future. See our risk factor “Matters relating to employment and labor law could have a material adverse effect, result in litigation or union activities, add significant costs and divert management attention” identified in Part I, Item 1A of this Form 10-K.

Our Board of Directors and Board committees provide oversight of certain human capital programs. The Compensation Committee, with input from management and an independent third-party compensation consultant, has responsibility for administering and approving compensation, including our incentive and equity-based plans for executive officers. We discuss talent and succession plans annually for key positions and levels including the executive team. We have implemented and are executing several initiatives to support our objectives to attract, develop and retain team members, including at the executive level.

Values-Driven, People-Centric Culture. We believe this reflects our conviction that our people are the Heart of Portillo’s. We aim to attract, hire and develop great people who turn their obsession for our brand into a profession. Our team members are passionate about our food, love our guests, and call their teammates “family.” We are proud that Portillo's family reflects the communities in which we operate. We strive to foster a sense of individuality, safety, support, belonging and fairness through our people-centered practices in talent acquisition, talent management, total rewards and learning and development.

Our people-centric culture is centered on working together to create a fun, energetic atmosphere while living our values:

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

We believe these values extend beyond our restaurants, to every Portillo's team member. Living these values reinforces the culture we’re proud to have built. It’s why we are passionate about attracting and selecting team members who are aligned with our purpose and values, as well as why we established an employee value proposition centered around culture. It’s also why our team members are among our best ambassadors and why we’ve seen success with our Relish Referrals team member referral program.

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

Our leadership program, Ignite, continues to be a stronghold in our growth and development strategy. The creation of a strong talent pipeline while retaining our high performing team members continues to be our mission. Talent management continues to be a top priority with our yearly performance review process focused on Portillo’s seven leadership traits to be successful in the organization. Our growth, development, and retention strategies align on these leadership traits to build skills to be used both professionally and personally. We work with team members and managers to build individual development plans with training and experience, and we hold regularly scheduled development programs throughout the year for each level of leadership. We host webinars, workshops, and conferences each year on a variety of topics that are accessible to all team members. Further, we continue to hold bi-annual talent and succession planning summits to identify and support individuals with career pathing and development opportunities. We encourage team members to connect with one another in an informal mentoring program to build relationships and solidify their sense of belonging.

Engagement & Experience. We aspire to provide an unrivaled experience for every team member during their journey with Portillo’s. Creating lifelong memories for our team members and guests is paramount to the overall experience. We believe in our team members having a voice to share their ideas, feedback and contribute to organizational success. In 2024, we launched a digital engagement platform, Portillo’s Connect, to engage team members at all levels across the Company. This forum allows our teams to recognize each other, celebrate their wins, and share information and ideas. We continue to partner with Gallup to implement our EverEngaged survey to gather, listen to and act on team member feedback. We conduct this survey annually to measure improvement and areas of focus. In 2024, we maintained our team member engagement in alignment with the restaurant industry at large. Our engagement results for multi-unit and general managers continue to be top quartile. Our team members reflected they know what is expected of them at work and they have the necessary materials to do their jobs well, which both strongly influence overall engagement. Our team members also reflected they understand how Portillo’s values impact how they do their jobs. In addition to the survey, we regularly hold roundtable discussions with team members and conduct stay interviews with leaders to gain insights into ways we can cultivate an energizing, collaborative work environment. Additionally, we conduct an annual career aspiration survey for all RSC team members, crew chiefs, and field managers to understand their aspirations in development, career pathing, and what they need to succeed.

We have also prioritized a flexible work environment, addressing life-work flexibility and balance across our different workplaces. Our scheduling system allows hourly team members to align their work schedule with their personal schedule, as well as submit schedules, request time-off and trade their shifts. For our RSC team members, we provide a hybrid work environment, with our teams coming in to the office for collaboration three days a week. In the spirit of continuing education, we also have a "no meeting" policy for Friday afternoons. Instead, our team members can use this time for professional development or focused work time. From Memorial Day through Labor Day, team members can also take this time for personal use and get an early start to the weekend.

In 2024, we hosted our annual General Manager Summit, bringing together our restaurant leaders from across the country to align on company priorities, share best practices, and celebrate achievements. This event underscores our commitment to leadership development, operational excellence, and fostering a culture of collaboration. We also introduced our inaugural RSC Summit, designed to strengthen connections between corporate and restaurant teams. This event focused on enhancing cross-functional collaboration, improving support for our operations, and driving innovation to achieve our long-term strategic goals. The Summits are critical initiatives for strengthening leadership, fostering teamwork, and achieving business objectives.

Total Rewards. The physical, financial, and mental well-being of our team members remains a top priority, and we continue to invest in their success. We believe in a total rewards philosophy of providing top quartile pay in our restaurants, especially across our leadership positions. We remain focused on compensating our team members fairly and equitably based on their roles and responsibilities.

This commitment is evidenced by our investment in our compensation packages and robust suite of benefit offerings. In 2024, we completed a comprehensive benchmark analysis for our positions and made pay adjustments to preserve our competitive edge. We also enhanced our benefits package by transitioning our 401(k) plan to a new vendor that offers our team members a more streamlined experience and additional financial education resources and opportunities. During 2024, we enhanced existing benefits and offered new ones. We upgraded all medical, dental, and vision plans with the introduction of four coverage tiers, to offer greater flexibility. Our new benefits in 2024 include a commuter program for parking and transit expenses and expanded discount programs, including BenefitsHub for exclusive savings on cars, restaurants, and more. We also integrated OnePass which offers fitness and meal service discounts. Finally, we enhanced educational opportunities through partnerships and our Portillo’s Greatness Scholarship Program, reinforcing our commitment to helping our team members achieve personal and professional goals.

We believe all of our team members should act like owners of the Company, and we are committed to providing all team members with an ownership opportunity through our Employee Stock Purchase Plan ("ESPP"), internally referred to as "Beef Stock." Eligible employees can contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions, subject to an annual maximum dollar amount. In 2024, we issued 46,959 shares (net of shares withheld for taxes) under the ESPP. In addition to our Beef Stock program, all restaurant team members who are newly hired as, or promoted to, General Manager become eligible to participate in our long-term equity incentive plan. In 2024, many of our leaders received annual equity award grants, providing our team with opportunities to own Portillo's shares, which we believe supports retention of key team members and further drives engagement.

Heart of Portillo's. We care deeply about our people and believe that by taking care of our team members, they will in turn take care of our guests. Our core values of Family, Greatness, Energy and Fun are the “Heart of Portillo’s” and are ingrained in everything we do as a company. They guide how we support our Portillo's family, from our recruiting efforts, to the education of our team members, to making sure our Portillo’s family is an accurate reflection of the communities in which we operate. It is our goal to make sure everyone across Portillo’s knows they are an important part of our company. In 2024, the “Heart of Portillo’s Fund,” an IRC section 501(c)(3) charitable fund, raised over $200,000 to provide emergency assistance to team members. In 2024, the fund awarded over 60 grants and has provided support to team members for expenses following illness or injury, the unexpected death of a family member, negative impact from a natural disaster, and other financial hardships.

Our Sourcing and Supply Chain

Our supply chain approach is based on alignment with key strategic partners that are identified through a comprehensive evaluation process to ensure they meet our standards and expectations on a continual basis. We are committed to maintaining our high-quality food standards through fresh ingredients that meet our stringent specifications.

Portillo’s strongly believes in engaging with supplier partners who share a similar approach to our corporate values and practices. We align with key strategic partners that are identified through an evaluation process to ensure they can satisfy our standards and expectations. This approach affords our organization the opportunity for real-time performance assessments to identify any potential gaps and implement corrective measures where appropriate.

We review and update our contingency plans on a regular basis to provide a reliable supply of products and services to our business. As part of our risk assessment strategy, the supply chain team identifies areas critical to supporting the restaurants and makes any necessary adjustments or institutes alternate programs.

Suppliers and distribution partners are managed under both a supplier code of conduct and a pricing protocol that provides transparent insight to costing mechanisms. We expect all suppliers to meet rigorous standards set forth in the code, which cover areas such as human rights, business integrity, and environmental management. In addition, we engage directly with manufacturers to ensure compliance with negotiated contract pricing and requisite volume expectations.

Distribution. Our main line distribution network is comprised of several independently-operated partners aligned under the UniPro umbrella, the largest food service distribution cooperative in the United States. This strategy affords us the opportunity to align with right-sized organizations that are dedicated to us which allows us to leverage volume and scale for a competitive advantage and exceptional customer service.

Commissaries. We operate two commissaries to supply our network of restaurants with our signature beef, peppers and gravy for our Italian beef sandwiches and to ensure product consistency and quality. These ingredients are shipped to our restaurants where our team members will finish the preparation in our kitchens to serve our guests.

Quality Systems. Quality and food safety are paramount to protecting our brand and are treated with the utmost priority. Our supplier and distribution partners participate in third-party audits to ensure all applicable quality system expectations are being met. Our restaurant locations are audited for food safety and quality compliance through a combination of third-party organizations and the Portillo's-managed quality and food safety team. Our commissaries also undergo food safety and quality audits on a regular basis and are regulated by the U.S. Department of Agriculture ("USDA") and Food and Drug Administration ("FDA").

Our Competition

The restaurant industry is highly competitive and fragmented. We compete primarily with quick service and fast casual concepts, and to a lesser extent, full-service restaurants. The number, size and strength of competitors vary by region. Our competition in these segments includes a variety of small, locally-owned restaurants, medium-sized regional restaurant concepts, and larger national restaurant concepts that provide some combination of dine-in, carry-out, drive-thru and delivery services to their guests. We believe competition with these restaurants is based primarily on quality and innovation in the food products offered, price and perceived value, quality of service experience (including technological and other innovations), speed of service, personnel, advertising and other marketing efforts, brand identification, restaurant location, and image and attractiveness of the restaurants.

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

Our Intellectual Property

Our intellectual property includes our trademarks and service marks registered with the United States Patent and Trademark Office (including Portillo’s® and other names used by our restaurants), the trade dress of our restaurants, our websites and domain names (including our website at portillos.com and other websites and domain names used by our restaurants) and other unregistered intellectual property. We take steps to enforce and maintain our intellectual property, but infringement, validity challenges and other risks may adversely affect or even eliminate our intellectual property rights.

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

The development of additional restaurants will be subject to compliance with applicable regulations, including those relating to zoning, land use, water quality and retention, and the environment. We believe federal and state environmental regulations have not had a material effect on our operations, but more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors, among others, could delay construction and increase development costs for new restaurants.

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal, state and local laws governing such matters as minimum wages, exempt versus non-exempt classification, overtime, unemployment tax rates, paid leave, workers’ compensation rates, citizenship requirements and other working conditions. Our team members are typically paid more than the applicable minimum wage in the area where they work, and increases in federal or state minimum wages or unemployment benefits may result in increases in the wage rates paid. We are also subject to the Americans with Disabilities Act (the “ADA”), which prohibits discrimination on the basis of disability in public accommodations and employment, which may require us to design or modify our restaurants to make reasonable accommodations for individuals with disabilities.

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

ITEM 1A.     RISK FACTORS

You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and/or the market value of our Class A common stock. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business.

Risks Related to Our Business, Industry and Growth Strategies

We are vulnerable to changes in economic conditions, increases in food and commodity costs and consumer preferences.

Like other companies in the restaurant industry, we are dependent upon food and commodity availability and their costs impact our business and results. Food and commodity costs and availability can be volatile and are affected by factors outside of our control, including general economic conditions, inflation, labor shortages, seasonal fluctuations, weather and climate conditions, energy costs, global demand, trade protections and subsidies, food safety issues, infectious diseases, possible terrorist activity, cyberattacks, transportation issues, currency fluctuations, product recalls, and government regulations, among others.

Food and commodity cost volatility has affected our profitability and reputation in the past and could do so in the future. While a portion of our commodities are subject to contract pricing, as our contracts expire we may unable to successfully (re)negotiate terms that protect us from inflation or the portion not covered by contract pricing might increase unexpectedly, creating unplanned price inflation. We experienced 4.2% and 5.5% commodity price inflation for the years ended December 29, 2024 and December 31, 2023, respectively.

If the cost of our ingredients increase, we may suspend or permanently discontinue certain menu items rather than pay the increased cost for the ingredients. These changes to our menu could negatively impact our restaurant traffic and operational results during the shortage and thereafter. Additionally, we may be unable to offset all or even a portion of a future cost increase through menu price increases. Competitive conditions may

Portillo's Inc. Form 10-K | 2

limit our menu pricing flexibility and implementing menu price increases may change our guests’ visit frequencies or purchasing patterns. Our industry depends on consumer discretionary spending and is affected by changes in consumer tastes, and macro- and micro-economic conditions (including economic downturns, consumer sentiment, inflation or increased food or energy costs). Factors such as traffic patterns, weather, fuel prices, local demographics, local regulations and the competitive landscape may adversely affect the performances of our individual locations.

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

Some of our restaurants have higher-than-normal sales volumes during the initial startup period, and our Restaurant-Level Adjusted EBITDA Margins are generally lower in the first 12 months of operation. In new markets, the period before average sales stabilize is less predictable because of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our AUVs and same-restaurant sales may not increase at the rates our existing restaurants have achieved over the past several years. Our ability to operate new restaurants profitably and increase AUVs and same-restaurant sales will depend on many factors, some of which are beyond our control.

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

Portillo's Inc. Form 10-K | 3

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

Other restaurant chains have experienced incidents related to food-borne illness incidents that have had material adverse impacts on their operations, and it’s possible we could suffer a similar impact if one or more of our restaurants were to experience a material food safety incident. Additionally, even if food-borne illnesses are not identified at our restaurants, our restaurant sales could be adversely affected if instances of food-borne illnesses at other restaurant chains were highly publicized.

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

Our continued success also depends on the popularity of our menu and guest experience. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number, and location of competing restaurants often affect restaurant performance, and our competitors may react more effectively to changes. In the past, some of our competitors have implemented promotional programs that provide price discounts or reward programs, and they may continue to do so in the future. If we cannot compete effectively, our traffic, restaurant sales and restaurant operating profit margins could decline, which could have a material adverse effect on our Results. If our competitors increase spending on marketing and other initiatives or our marketing expenditures decrease, or our advertising, promotions, and restaurant designs and locations are less effective than our competitors, it could have a material adverse effect on our Results.

Our restaurant base is geographically concentrated in the Midwestern United States, and we could be negatively affected by conditions specific to that region.

Our restaurants in the Midwestern United States represented approximately 71% of our restaurants as of December 29, 2024. Our restaurants in the Chicagoland area represented approximately 45% of our total restaurants and 54% of restaurants in our comparable base, as of December 29, 2024. Our comparable restaurant base is defined as the number of restaurants open for at least 24 full fiscal periods. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Midwestern United States have had, and may continue to have, material adverse effects on our Results. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by conditions in this geographic area compared to other chain restaurants with a more distributed national footprint.

Our competitors could open additional restaurants in the Midwestern United States, which could result in reduced market share for us in this key geographic region, which could have a material adverse effect on our Results.

Portillo's Inc. Form 10-K | 4

Damage to our reputation and negative publicity could have a material adverse effect on our Results.

Our reputation and the perception of our brand are critical to our success. Any incident that erodes our consumer loyalty could significantly damage our business. We may be adversely affected by negative publicity relating to food quality, the safety, sanitation and welfare of our restaurant facilities, guest complaints or litigation, health inspection scores, integrity of our suppliers’ food processing and other policies, practices and procedures, team member relationships and welfare, employment practices or other matters at one or more of our restaurants. Furthermore, similar negative publicity or occurrences with respect to other restaurants could also decrease our guest traffic and have a similar material adverse effect on our business. In addition, the volume of restaurant commentary has increased dramatically with the proliferation of social media platforms. Negative publicity may adversely affect us or some or all of our restaurants, regardless of whether allegations are valid, and we may not be able to respond effectively. For example, we, or other restaurant companies generally, have and could again come under criticism from animal rights and welfare activists for our business practices or those of our suppliers. We may also face scrutiny and criticism concerning sustainability matters, environmental stewardship, and other social issues. Such criticisms could impair our brand, our restaurant sales, our hiring, and our expansion plans. If we changed our practices because of concerns about animal welfare, or in response to such criticisms, our costs might increase, or we may have to change our suppliers or our menu. A similar risk exists with respect to food service businesses unrelated to us if customers mistakenly associate such unrelated businesses with our operations. Team member claims against us based on, among other things, alleged wage and hour violations, discrimination, harassment or wrongful termination may create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources from more productive initiatives. A significant increase in the number of these claims or an increase in the number of successful claims could have a material adverse effect on our Results.

The digital and delivery business, and expansion thereof, is uncertain and subject to risk.

We believe digital investments to be a critical differentiator for our business, driving greater and more frequent engagement with new and existing customers. As the digital space continues to evolve, our technology must also evolve to stay competitive. If we do not maintain and innovate competitive digital systems, including our growing use of artificial intelligence in our operations, our digital business and sales may be adversely affected as we lose guests to competitors. We rely on third-parties for our ordering and payment platforms. Services performed by these third-parties have been, and could be in the future, damaged or interrupted by technological issues or cyberattacks, which could negatively impact our sales and harm our reputation.

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

We currently operate two commissaries in Illinois, which produce the Italian beef, gravy and sweet peppers used in our restaurants. While we plan to continue investing in additional supply chain capacity in the future, as necessary, any prolonged disruption in the operations of any of our existing facilities, whether due to technical, operational or labor difficulties, product contamination, destruction or damage to the facility, limited capacity or other reasons, could adversely affect our Results.

Portillo's Inc. Form 10-K | 5

We depend on our executive officers and certain other key team members, the loss of whom could have a material adverse effect on our business.

We rely upon the accumulated knowledge, skills and experience of our executive officers and certain other key team members. Our chief executive officer has been with us for more than five years and many of our executive officers have numerous years of experience in the food service industry. The loss of any of our executive officers could have a material adverse effect on our Results, as we may be unable to find suitable replacements on a timely basis, without incurring increased costs, or at all. There is a high level of competition for experienced, successful executive personnel in our industry. Our inability to meet our executive staffing requirements could have a material adverse effect on our Results.

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

Various federal and state labor laws govern our relationships with our team members and affect our operating costs, including the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of federal, state and local laws that govern employment law matters like employee classifications, unemployment tax rates, workers’ compensation rates, family leave, paid leave, working conditions, safety standards, immigration status, payroll taxes, discrimination, and citizenship requirements. In addition, under the U.S. Patient Protection and Affordable Care Act (“ACA”), we must provide affordable coverage, as defined in ACA, to eligible team members, or make a payment per team member based on ACA's affordability criteria. Additionally, some state and local laws mandate certain levels of health benefits by some employers. Significant additional government regulations and new laws, including mandated increases in minimum wages, changes in exempt and non-exempt status, paid leave, or increased mandated benefits such as health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in federal or state workplace regulations could adversely affect our ability to meet our financial targets.

Federal law requires that we verify that our team members have the proper documentation and authorization to work in the U.S. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our team members may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility in states where participation is required. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and we may be subject to fines or penalties if any of our workers are found to be unauthorized. Termination of a significant number of team members who lack work authorization may disrupt our operations, cause temporary increases in our labor costs as we train new team members and result in adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. As a result of such events, we could experience adverse publicity that may negatively impact our brand and may make it more difficult to hire and keep qualified team members. These factors could materially adversely affect our Results.

Our business is subject to the risk of litigation by team members, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to predict or quantify. In recent years, restaurant companies, including us, have been subject to lawsuits, including class actions, alleging violations of federal and state laws regarding workplace and employment conditions, discrimination, immigration status and similar matters. Some lawsuits have resulted in substantial damage awards. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers and failure to pay for all hours worked. Whether or not claims against us are valid or whether we are found liable, claims may be expensive to defend and may divert time and money away from our operations and result in increases in our insurance premiums. In addition, they may generate negative publicity, which could reduce guest traffic and sales. Although we believe we maintain adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover all potential liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage or any adverse publicity resulting from claims could have a material adverse effect on our Results.

Certain of our team members at our commissaries in Addison, IL and Aurora, IL voted on April 13, 2023 and April 30, 2024, respectively, in favor of being represented by a union. We filed objections to the Addison 2023 election with the National Labor Relations Board ("NLRB") on April 19, 2023, asserting that the promises made by the union and its agent prevented a free and fair election. We are actively pursuing litigation to set aside the election results. We filed an objection to the Aurora 2024 election with the NLRB on May 7, 2024, asserting that the promises made by the union and its agents prevented a free and fair election. Our objections were denied and we filed exceptions to this decision with the NLRB. Although we have not received other petitions to unionize, it is possible that additional team members may seek to be represented by labor unions in the future. If a significant number of our team members were to become unionized and collective bargaining agreement terms were significantly different from our

Portillo's Inc. Form 10-K | 6

current compensation arrangements, it could have a material adverse effect on our Results. In addition, a labor dispute involving some or all our team members may harm our reputation, disrupt our operations and reduce our revenues, and resolution of labor disputes could increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build-out costs for new restaurants in such markets could materially increase.

Labor quality, labor shortages or increased labor costs could have a material adverse effect on our Results.

Our success depends upon our ability to attract, motivate and retain enough qualified team members to meet the needs of our new and existing restaurants. Competition for qualified team members in some areas could require higher wages and greater benefits. Our team members are typically paid more than the applicable minimum wage where they work. Increases in federal or state minimum wages, unemployment benefits, higher team member turnover rates, unionization of restaurant workers, or increases in the federally-mandated or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance) may also increase wage rates. We invest significant time and money in the qualification and training of our personnel, so failure to retain team members will increase costs without improving Results. Inability to recruit or retain team members could also delay new restaurant openings, could adversely impact existing restaurants, or result in higher team member turnover in existing restaurants, increasing our labor costs and adversely affecting our Results.

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

As of December 29, 2024, we had approximately $394.3 million of goodwill and $250.0 million of intangible assets, primarily related to the purchase price allocation performed in connection with the Berkshire Acquisition. We test goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that impairment may have occurred. If the book value of goodwill or other indefinite-lived intangible assets is impaired, such impairment would be charged to earnings in the period of impairment. We cannot accurately predict the amount and timing of any impairment. Should the value of goodwill or other indefinite-lived intangible assets become impaired in the future, such impairment could have a material adverse effect on our Results. See Note 6. Goodwill & Intangible Assets in the notes to the consolidated financial statements for additional information.

Portillo's Inc. Form 10-K | 7

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

Investors, environmental activists, the media and governmental and nongovernmental organizations remain focused on a variety of environmental, social and other sustainability matters, including energy, water, and food and packaging waste management, food safety, nutritional content, labor practices, and supply chain and management food sourcing. We have experienced and may continue to experience pressure to make sustainability-related commitments. If we are not effective in addressing environmental, social and other sustainability matters affecting our industry, or setting and meeting relevant sustainability goals, our brand image may suffer. In addition, we may experience increased costs to achieve our sustainability goals, which could have a material adverse impact on our Results. We may also experience backlash from individuals, organizations and investors who do not support such initiatives, including those who support the enactment of “Anti-ESG” legislation or policies.

Our inability or failure to execute on a comprehensive business continuity plan at our Restaurant Support Center following a disaster or force majeure event could have a material adverse impact on our Results.

Many of our corporate systems and processes and corporate support for our restaurant operations are centralized at one location. We have disaster recovery procedures and business continuity plans in place to address crisis-level events, including hurricanes and other natural disasters, and back up and off-site locations for recovery of electronic and other forms of data and information, and events like the COVID-19 pandemic have provided a limited test of our ability to manage our business remotely. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, an inability to perform vital corporate functions, tardiness in reporting and compliance requirements, a failure to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure for administrative and other legal claims. In addition, these threats are constantly evolving, which increases the difficulty of accurately and timely predicting, planning for and protecting against such threats. As a result, our disaster recovery procedures and business continuity plans may not adequately address all threats we face or protect us from resulting losses.

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

Portillo's Inc. Form 10-K | 8

covenants that apply under our credit agreements and we cannot guarantee that our lenders will waive any failure to satisfy such financial covenants.

Risks Related to Our Organizational Structure

The interests of Berkshire may conflict with our interests or the interests of the holders of our Class A common stock in the future.

Berkshire Partners, our largest shareholder as of December 29, 2024, continues to own a significant percentage of our common stock. Berkshire engages in a range of investing activities, including investments in restaurants and other consumer-related companies. In the ordinary course of its business activities, Berkshire may engage in activities where its interests conflict with our interests or those of our shareholders. Our amended and restated certificate of incorporation provides that our directors and shareholders, including Berkshire, do not have any obligation to offer us an opportunity to participate in business opportunities presented to them even if the opportunity is one that we might reasonably have pursued (and therefore may be free to compete with us in the same business or similar businesses) and that, to the extent permitted by law, such directors and shareholders will not be liable to us or our shareholders for breach of any duty by reason of any such activities. Accordingly, the interests of Berkshire may supersede ours, causing them or their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of Berkshire and inaction on our part could have a material adverse effect on our Results. In addition, Berkshire may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in us, even though such transactions might involve risks to us, such as debt-financed acquisitions.

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

Portillo's Inc. Form 10-K | 9

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

Under the Tax Receivable Agreement, we are required to make cash payments to certain of our pre-IPO LLC Members (the "TRA Parties") equal to 85% of the income tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) our allocable share of existing tax basis in depreciable or amortizable assets related to LLC Units acquired in our IPO, (ii) certain favorable tax attributes we acquired from entities treated as corporations for U.S. tax purposes that held LLC Units prior to the Transactions ("Blocker Companies") (including net operating losses and the Blocker Companies’ allocable share of existing tax basis), (iii) increases in our then allocable share of existing tax basis in depreciable or amortizable assets, and adjustments to the tax basis of the tangible and intangible assets of Portillo’s OpCo and its subsidiaries, as a result of (x) sales or exchanges of interests in Portillo’s OpCo (including repayment of the redeemable preferred units) in connection with our IPO and (y) future exchanges of LLC Units by pre-IPO LLC Members for Class A common stock and (iv) certain other tax benefits related to entering into the Tax Receivable Agreement, including payments made under the Tax Receivable Agreement.

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

Payments under the Tax Receivable Agreement will be based on our tax reporting positions, and the U.S. Internal Revenue Service (the "IRS") or a state taxing authority may successfully challenge all or part of the tax benefits we claim in connection with such tax positions. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the TRA Party’s consent (not to be unreasonably withheld or delayed). The TRA Parties’ interests may differ from or conflict with our interests and they may exercise their consent rights in a manner adverse to our interests.

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

Portillo's Inc. Form 10-K | 10

Our business and operations could be negatively affected if we become the target of any securities litigation or shareholder activism efforts, which could cause us to incur significant expenses, hinder execution of our growth strategy and impact our stock price.

After periods of volatility in the market price of a company’s securities, securities class action litigation has at times been brought against the company experiencing such volatility. Publicly-traded companies may also become the target of shareholder activism campaigns, which could take many forms or arise in a variety of situations. Due in part to the potential volatility of our stock price, we may become the target of securities litigation or shareholder activism efforts. Securities litigation and shareholder activism, including proxy contests, could result in substantial costs and legal fees and divert management’s and our Board of Directors’ attention and resources from our day-to-day operations. Additionally, securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism matters.

Risks Related to Intellectual Property, Information Technology, and Data Security

The failure to protect and maintain our intellectual property, including our trademarks, could have a material adverse effect on our business.

Our intellectual property includes our trademarks and service marks registered with the United States Patent and Trademark Office (including Portillo’s®), the trade dress of our restaurants, our websites and domain names (including our website at www.portillos.com) and other unregistered intellectual property (collectively, our "IP"). Our success depends on our continued ability to use our IP and licensed third-party intellectual property. We require continued use of our existing trademarks and service marks in order to increase brand awareness and develop our branded products. If our efforts to protect our IP are inadequate or if any third-party misappropriates, infringes, dilutes or otherwise violates our IP, the value of our IP may be harmed. For example, failure to register or enforce our trademarks, whether in print, on the Internet or through social media or other media, could prevent us from successfully challenging third parties who use trademarks similar to ours, which may cause consumer confusion, harm the public perception of our brand, prevent our brand and branded products from achieving and maintaining market acceptance and cause a material adverse effect on our Results. There can be no assurance that the steps we have taken to protect our IP in the United States will be adequate or will obtain or maintain any competitive advantage.

It is possible that third parties will assert claims of infringement, misappropriation or other violations of intellectual property against us, or assert claims that a portion of our IP is invalid or unenforceable. Claims decided against us could invalidate or narrow our IP or allow competing uses, which could have a material adverse effect on our Results. Additionally, an infringement or misappropriation claim decided against us could result in us being required to pay damages, cease using our IP, develop or adopt non-infringing intellectual property or acquire a license to use the third-party intellectual property that is the subject of the asserted claim. Regardless of outcome, there could be significant expenses associated with the defense of such a claim. We may also from time to time have to assert claims against third parties and initiate litigation in order to defend our IP. Such litigation could result in substantial costs and diversion of resources, could be protracted with no certainty of success, or could fail to achieve an adequate remedy. Any of these occurrences could have a material adverse effect on our Results.

Security breaches, system interruptions, material failure of our system, or complications with the implementation or usage of our new enterprise resource planning system could disrupt our operations, compromise confidential personally identifying information, subject us to loss, harm our business, and have a material adverse impact on our business, financial condition and results of operations.

Our information technology systems, which in some cases rely on third-party providers, have in the past, and may in the future, experience service interruptions, degradation or other performance problems because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, infrastructure changes, human error, natural/weather disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems are also subject to break-ins, sabotage, theft, and intentional acts of vandalism perpetrated by criminal third parties, third parties we do business with, or team members. Our reliance on third parties increases our exposure to such risks as we cannot exercise direct control over such persons / entities.

While we endeavor to keep all systems current, there can be no guarantee that we can update and maintain our systems at all times. In instances where we are unable to do so, our risk mitigation efforts may fail. Any such failure could lead to website downtime, disruptions to our information technology systems, or malicious behavior by threat actors. In 2024, we completed the implementation of our new ERP system, designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of personnel and financial resources as we support post-implementation efforts and system functionality. These post-implementation efforts could result in delays, increased costs, and other difficulties, and disruptions or difficulties in using our ERP system could result in harm to our business. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to adequately assess those controls could be further delayed.

We utilize technologies at our restaurants that support guest experience and transactions processes, including the processing of guest payments. We go to great lengths to vet the security capabilities of third parties that support these services. These services include retail technologies and related software applications. Although vendors similarly endeavor to maintain systems in a current and secure fashion, they are subject to the same implications as noted above, and these services can as a result be denigrated, compromised or otherwise impacted in a manner that disrupts our

Portillo's Inc. Form 10-K | 11

ability to operate. Although we will continue to take progressive steps to assess and promote the furthering security capabilities of third parties that support our restaurant operations, compromising events such as distributed denial of service, ransomware attack and other cyber attacks, natural / weather disasters or human error (and other events as noted above) may occur that will cause disruption to our vendors' system, that in turn may impact our ability to interact and transact with guests, on and off premise.

Our business requires the collection, transmission, and retention of large volumes of guest and team member data, including personally identifiable information, through information technology systems maintained by us or vendors retained by us. In particular, our omni-channel approach relies in large part on our information technology systems to operate successfully and allow for capabilities like kiosk transactions, mobile order and pay, third-party delivery, and digital menu boards. Like many other companies, we have experienced, and will continue to experience, attempts to compromise our information technology systems, some of which have been successful but not material. As we expand our business channels, our risk exposure will increase proportionately. The techniques and sophistication used to conduct cyberattacks, as well as the sources and targets of these attacks, change frequently and may not be recognized until or after such attacks have occurred. We continue to make significant investment in physical and technological security measures, team member training, and third-party services to anticipate cyberattacks and prevent breaches, protect our information technology networks and infrastructure, and to identify vendors and service providers that could be vulnerable to damage, disruptions, shutdowns, data loss, or breaches due to criminal conduct, team member error, negligence or malfeasance, utility failures, natural disasters or other catastrophic events, we cannot guarantee that we will be successful in preventing every possible instance of cyberattacks, breach, or data loss, any of which could disrupt our operations, resulting in inefficiencies and a loss of profits.

Additionally, the cybersecurity and privacy requirements, including the regulation of artificial intelligence, imposed by governmental regulations are evolving. Our systems may not be able to immediately satisfy applicable requirements, and may require significant additional investment and time to do so. A significant theft, loss or misappropriation of, or unauthorized access to, our guests’ data or other proprietary data could result in fines, legal claims or proceedings, regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from guests and team members, any of which could have a material adverse effect on our Results. Our cyber insurance and business interruption insurance may not be sufficient to cover all losses that may result from a cybersecurity incident. As a result, if we experience any outsized material impacts from a failure of our systems, our Results could be materially and adversely affected. Our reputation as a brand or as an employer could be adversely affected, which could impair our ability to attract and retain guests and qualified employees. There is also the question of interpretation of regulations that are implemented at a federal or state level, and our efforts to assess and validate the applicability of these measures, and if they apply in part or in full from a compliance standpoint. Although we strive to comply with regulations in the most timely manner possible, there may be instances in which an assessment that we deem to be valid and necessary is being conducted, in the face of a differing perspective from a governing agency. It is conceivable that we could be subjected to non-compliance penalties or similar circumstances, that would materially impact our Results.

The rapid development and integration of artificial intelligence ("AI") and emerging technologies into our processes poses risks to our business.

The use of AI technologies within our business processes must be implemented and managed effectively and ethically to avoid outputs that are false, biased, or inconsistent with our values and strategies. Failure to properly manage AI and emerging technologies, could also lead to unauthorized access to sensitive information, of which could harm our reputation and competitive position. At the same time, if we fail to keep pace with the rapid evolution of AI technologies, particularly in our industry, our competitive position and business results could suffer. In addition, the evolving regulatory landscape for AI technologies requires continuous monitoring and adaptation to ensure compliance and mitigate potential legal and operational risks.

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

Portillo's Inc. Form 10-K | 12

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

Various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current or enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Each of these laws and regulations, changes thereto, and any other new laws or regulations, could require changes to our business practices or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient. Such changes could harm our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could have a material adverse effect on our Results.

Risks Related to Legal and Regulatory Matters

We are subject to many federal, state and local laws with which compliance can be both costly and complex.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including without limitation those related to building and zoning requirements, and the preparation and sale of food. Such laws and regulations may change and failure to comply with applicable laws and regulations could adversely affect our results of operations. Many licenses, permits and approvals must be renewed annually and may be revoked, suspended or denied renewal if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to obtain or maintain the required licenses, permits and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel new restaurant openings, which could have a material adverse effect on our Results.

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

We are subject to the Americans with Disabilities Act (the "ADA"), which, among other things, requires our restaurants to meet federally mandated requirements for individuals with disabilities. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to modify our restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons. Our employment practices are also subject to the requirements of the U.S. Citizenship & Immigration Service ("USCIS") relating to citizenship and residency.

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

Portillo's Inc. Form 10-K | 13

Tariffs and other trade policies could have a substantial impact on our business.

The Company’s business is dependent upon the availability of, among other things, agricultural commodities and other raw materials. U.S. relations with the rest of the world remain uncertain with respect to taxes, trade policies and tariffs, especially as the political landscape changes due to the recent U.S. presidential and congressional elections. Changes in U.S. administrative policy may lead to significant increases in tariffs for imported goods, which may impact prices for both domestic and imported goods, such as steel, lumber, and agricultural commodities. Imposition of tariffs may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States. Similarly, interest rates may continue to rise and create further uncertainty and volatility in the market which would negatively impact our Results.

These political and economic changes could have a material effect on global economic conditions and the stability of financial markets and could significantly reduce global trade. In addition to potential increases on tariffs, wars or conflicts could affect our ability to obtain raw materials, which could have a substantial impact on the costs associated with food, beverage and packaging of our menu items, as well as building construction materials and negatively impact our results.

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

Our guests occasionally file complaints or lawsuits alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We are also subject to a variety of other claims that could arise in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state securities laws or law regarding workplace and employment matters, equal opportunity, harassment, discrimination and similar matters, and we could encounter class action or other lawsuits related to these or different matters in the future. In recent years, a number of restaurant companies have been subject to such claims, and some of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time, attention, and money away from our operations. A judgment in excess of our insurance coverage for any claims could have a material adverse effect on our Results. Allegations may also result in adverse publicity and negatively impact our reputation.

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

If we fail to maintain effective internal controls over financial reporting, or if our internal controls are ineffective, our ability to produce timely and accurate financial information or to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired.

We are required to comply with Section 404 of the Sarbanes-Oxley Act (“Section 404”), which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to the effectiveness of our internal controls over financial matters. To maintain compliance with Section 404, we will continue to employ internal resources and outside consultants to assess and document the adequacy of our internal controls over financial reporting, including validating that controls are functioning as documented and maintaining a continuous reporting and improvement process for internal controls over financial reporting. Despite our efforts, there is a risk that our internal controls over financial reporting may not comply with Section 404.

Portillo's Inc. Form 10-K | 14

Failure to achieve and maintain effective internal controls could have a material adverse effect on our Results. If we are not able to demonstrate Section 404 compliance, or if our internal controls over financial reporting are perceived as inadequate or it is perceived that we are unable to produce timely or accurate consolidated financial statements, investors may lose confidence in our business, the price of our Class A common stock could decline, we could become subject to investigations by the Nasdaq, the SEC or other regulatory agencies, or our Class A common stock may not be able to remain listed on the Nasdaq.

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

We are subject to income taxes in U.S. federal and various state tax jurisdictions. We record tax expense based on our estimates of current and future income tax payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to the realizability of certain deferred tax assets. Significant judgment is required in determining our provision for income taxes, deferred tax assets ("DTAs") and our tax positions. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated.

Our effective tax rate in a given financial reporting period may be materially impacted by a variety of factors including changes in the mix and level of earnings, varying jurisdictional tax rates, tax effects of equity-based compensation, changes in tax laws, regulations or interpretations thereof, cost related to intercompany restructuring, fluctuations in the valuation allowance or by changes to existing accounting rules or regulations. Further, new or revised tax legislation may be enacted in the future, which could negatively impact our current or future tax structure and effective tax rates.

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

Portillo's Inc. Form 10-K | 15

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Risk Management Strategy

Responsibility for cybersecurity risk management comes from a collective effort, with day-to-day oversight and management from our executive and information technology ("IT") teams. Additionally, the Audit Committee continues to take a more active role in setting both proactive and reactive strategies, with the overall Board overseeing our efforts and helping to guide our strategy.

From a framework standpoint, we primarily utilize the National Institute of Standards and Technology ("NIST") framework to assess and mitigate cybersecurity risks. This framework guides our efforts to identify, analyze and contain any security threats, and advises as to potential actions to consider if a need arose to recover from a security incident.

Our primary source of cybersecurity risk relates to security of our third-party service providers, whose activities and scale may present more desirable targets. However, we do maintain certain systems ourselves and appreciate the need to focus internally as well. We manage cybersecurity risk through a variety of tactics, including (i) the structure of our systems and platforms, (ii) the contractual terms with our third-party vendors, (iii) the proactive vulnerability assessments we conduct (or require our vendors to conduct), (iv) compliance with applicable regulations and continuous improvement around best practices, (v) mitigating user error and human vulnerabilities through training and guidance, (vi) attending security conferences and operationalizing new learnings and/or planning for environment changes in response to these learnings, and (vii) the placement of cybersecurity insurance policies. We also work with cross-functional partners and outside experts, including legal counsel and consultants to identify the legal requirements and industry practices and expectations that the Company’s security measures should satisfy.

We employ a “Defense in Depth” strategy to protect the Company, segmenting our systems and networks so that an attack on one segment does not allow for easier compromise of other systems and networks. Within the Company, administrative access to various systems is limited so that there is no universal access if an administrator-level account is compromised.

We involve our IT team when negotiating contracts that could increase our cybersecurity risk exposure, so that the team is aware of the specific risks related to a given vendor and can provide feedback and advice on the contractual provisions necessary to prevent a cybersecurity incident, or in the event an incident does occur, to ensure that the Company has the necessary rights to act quickly to protect team members, guests, and our business and mitigate potential damage. We are continuously improving our processes and contract positions to reflect evolving risks and market

Portillo's Inc. Form 10-K | 16

practices.

We appreciate the need to monitor and test our systems to make sure that they are working the way that they should. We negotiate with our vendors about a variety of monitoring, testing, and reporting provisions so that we can work with them to better address vulnerabilities. This may include sharing SOC 1 or 2 Type 2 audit reports, conducting periodic penetration and vulnerability testing, both internally and externally, and confirmation that vendors are adhering to applicable laws. Some of this testing and monitoring is conducted in-house and some is conducted by third-party vendors.

We routinely conduct penetration testing across our various environments and networks, including our Restaurant Support Center, our restaurants and our cloud-based architecture and systems. We review penetration testing outcomes and take steps to address any meaningful findings, while documenting resolution steps these efforts.

We work with team members at all levels to educate them about evolving risks, from well-known tactics and scams (e.g., phishing) to their more sophisticated descendants (e.g., spear phishing and smishing). Team members receive training on data security and privacy practices and are included in periodic awareness campaigns to test real-world responses. We continue to add further training opportunities as they become available and have incorporated “tabletop” exercises for our Board, our management team, and our team members into our risk mitigation efforts to help us refine our business interruption and response plans. The Company also employs and enforces policies to guide team member behavior and help protect against threats, which includes steps such as regular password updates, and obtaining permission to install third-party programs. Team member training reinforces the Company’s risk management policies and procedures and the expectation that all team members will adhere to them.

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

Cybersecurity Governance

Both the Board and the Audit Committee play an important role in the Board’s oversight of cybersecurity threats. The Audit Committee receives periodic updates on the Company’s risk profile and mitigation strategies and conducts forward-looking discussions about major IT changes that are planned, the risks involved and the Company's potential mitigation strategies. The Audit Committee shares updates with the broader Board. We presently have three Directors, Ann Bordelon, Chair of the Audit Committee, Paulette Dodson, and Noah Glass, who have cybersecurity risk management experience and we continue to monitor whether supplemental experience may be useful as cybersecurity threats continue to evolve.

The IT Team manages day-to-day cybersecurity risks under the oversight of our Chief Information Officer ("CIO"), who is actively engaged in strategic planning, security assessments, and mitigation efforts. Our CIO has 10+ years of experience overseeing security practices at various multi-national restaurant concepts. Our CIO and Chief Financial Officer discuss IT matters on a routine basis, and as noted above, periodic reviews are conducted with the executive management team and the Audit Committee.

We have an incident response process that is activated in the event of a direct or third-party attack. The plan is designed to help us detect, respond to and recover from cybersecurity incidents. Criteria are in place to determine the scope and severity of an incident, in relation to: incident reporting to the Audit Committee and/or the Board; disclosure or other external reporting; compliance with applicable legal obligations and mitigation of the impact to our brand, its reputation and any impacted parties.

To address any gaps in the Company’s collective expertise and to account for the ever-evolving nature of cybersecurity risks, the Company retains various consultants as noted above. The internal and external headcount, and the expertise of the employees and consultants, will change from time to time as we adapt to the changing cybersecurity environment.

ITEM 2.    PROPERTIES

Our home office is located at 2001 Spring Road, Suite 400, Oak Brook, IL 60523. We lease our home office.

Portillo's Inc. Form 10-K | 17

Our restaurant footprint consists of 94 Portillo’s restaurants across ten states, including C&O. We operate two food production commissaries in Illinois. We lease the majority of our properties on which we operate restaurants and commissaries. We own real property underlying one company-operated restaurant. We also have two non-traditional locations in operation including a food truck and a ghost kitchen in Chicago (small kitchen with no store-front presence, used to fill online orders).

As of December 29, 2024, we operated 94 restaurants, including C&O, located in the following states:

State	Number of Restaurants
Arizona	8
California	2
Florida	7
Illinois	49
Indiana	8
Iowa	1
Michigan	2
Minnesota	3
Texas	10
Wisconsin	4
Total	94

ITEM 3.    LEGAL PROCEEDINGS

The disclosure provided in Part II, Item 8 "Financial Statements And Supplementary Data, Note 16. Contingencies" is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

Portillo's Inc. Form 10-K | 18

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "PTLO."

Our Class B common stock is neither listed nor traded on any stock exchange. Our Class B common stock together with a unit of Portillo's OpCo, are exchangeable for one share of Class A common stock, subject to and in accordance with the limited liability company agreement of Portillo's OpCo.

Holders of Record

As of February 18, 2025, there were approximately 38 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 18, 2025, there were 7 shareholders of record of our Class B common stock.

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

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of
December 29, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuances under equity compensation plans (3)
Equity compensation plans approved by security holders	7,063,911	$8.28	3,670,837
(1) Includes shares issuable pursuant to stock options, restricted stock units, restricted stock awards and other stock-based awards under the Company's 2021 Plan. Represents 2,782,248 shares under the 2021 Plan, including 4,118,056 shares assumed from the 2014 Plan, and 163,607 shares under the Employee Stock Purchase Plan (the "ESPP").
(2) The weighted-average exercise price set forth in this column is calculated excluding restricted stock units or other awards for which recipients are not required to pay an exercise price to receive the shares subject to the awards.
(3) This amount represents shares of common stock available for issuance under the 2021 Plan and the ESPP.

Portillo's Inc. Form 10-K | 19

Stock Performance Graph

The following graph and table illustrate the total return from October 21, 2021, the first day of trading for our Class A common stock, through December 29, 2024 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index and (iii) the Standard and Poor's 600 Restaurant Index, assuming an investment of $100 on October 21, 2021 of Portillo's Inc. stock or on September 30, 2021 in the indices, including the reinvestment of dividends.

COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN*

Among Portillo's Inc, the S&P 500 Index
and the S&P 600 Restaurants Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
10/21/21
12/21
12/22
12/23
3/24
6/24
9/24
12/24
Portillo's Inc
S&P 500
S&P 600 Restaurants

	10/21/2021	12/26/2021	12/25/2022	12/31/2023	4/1/2024	7/1/2024	10/1/2024	12/29/2024
Portillo's Inc.	$100.00	$131.75	$59.07	$54.74	$48.73	$33.40	$46.29	$30.86
S&P 500	100.00	111.03	90.92	114.82	126.94	132.38	140.17	143.55
S&P 600 Restaurants	100.00	89.79	71.31	84.48	88.53	77.95	82.18	100.21

*$100 invested on 10/21/21 in Portillo's Inc. stock or 9/30/21 in indices, including reinvestment of dividends.
Indices calculated on month-end basis.
Source Data: Research Data Group Inc.

Portillo's Inc. Form 10-K | 20

Recent Sale of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.     [RESERVED]

Not required.

Portillo's Inc. Form 10-K | 21

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

For a comparison of results of operations and financial condition for fiscal years 2023 and 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2023, filed February 27, 2024.

We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week (the "53rd week") in a 53-week fiscal year is added to the fourth quarter. The fiscal year ended December 29, 2024 ("fiscal 2024") consisted of 52 weeks and the fiscal year ended December 31, 2023 ("fiscal 2023") consisted of 53 weeks. The 53rd week in fiscal 2023 included Christmas day, resulting in six additional operating days.

Overview

Portillo’s serves iconic Chicago street food through high-energy, multichannel restaurants designed to ignite the senses and create a memorable dining experience. Refer to Part I, Item 1, "Business" of this document for additional information about our business.

Recent Developments and Trends

Fiscal 2024 Highlights

Our fiscal 2024 financial highlights include:

•Total revenue increased 4.5% or $30.6 million to $710.6 million; this increase is inclusive of the impact of the 53rd week in fiscal 2023, which resulted in incremental revenue of approximately $13.9 million in fiscal 2023.
•Same-restaurant sales* decreased 0.6%.
•Operating income increased $2.6 million to $58.0 million; this increase is inclusive of the impact of the 53rd week in fiscal 2023, which resulted in incremental operating income of approximately $1.6 million in fiscal 2023.
•Net income increased $10.3 million to $35.1 million; this increase is inclusive of the impact of the 53rd week in fiscal 2023, which resulted in incremental net income of approximately $1.2 million in fiscal 2023.
•Restaurant-Level Adjusted EBITDA** increased $2.9 million to $168.1 million.
•Adjusted EBITDA** increased $2.5 million to $104.8 million.

* For fiscal 2024, same-restaurant sales compares the 52 weeks from January 1, 2024 through December 29, 2024 to the 52 weeks from January 2, 2023 through December 31, 2023.
** Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income (loss) and Restaurant-Level Adjusted EBITDA to operating income, the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Portillo's Inc. Form 10-K | 22

In fiscal 2024, total revenue, operating income, net income, Restaurant-Level Adjusted EBITDA, and Adjusted EBITDA all improved versus the prior year. We believe this improvement stemmed from maintaining concentration on our four strategic pillars, which guide our short-term objectives and form the basis for long-term growth as discussed in Part I. Item 1. Business.

In fiscal 2024, total revenue grew 4.5%, primarily due to new restaurant openings in 2024 and 2023. Same-restaurant sales declined 0.6% during fiscal 2024, compared to an increase of 5.7% during fiscal 2023. Fiscal 2023 includes the positive impact of the 53rd week.

In fiscal 2024, we continued to see commodity inflation stabilize versus 2023 levels. Commodity inflation was 4.2% in fiscal 2024 compared to 5.5% in fiscal 2023. In fiscal 2024, we experienced a decrease of 0.1% in labor expenses, as a percentage of revenue, compared to fiscal 2023 primarily due to an increase in average check and lower variable-based compensation, partially offset by lower transactions and additional wage investments.

In fiscal 2025, we are targeting 11% to 12% revenue growth and flat to 2% growth in same-restaurant sales. We expect our overall commodity inflation to stay consistent with recent trends and are currently estimating commodity inflation to be 3% to 5%. Additionally, we anticipate additional wage investments and are currently estimating 3% to 4% hourly wage inflation. We will continue to strategically offset these expense increases through menu price increases and operational efficiencies, while monitoring the competitive landscape as well as consumer sentiment to inform our pricing decisions. During January of 2025, we increased certain menu prices by approximately 1.5%. We will continue to prioritize strategies to drive higher traffic and mix at our restaurants while optimizing returns and retaining our top talent.

Development Highlights

During fiscal 2024, we opened 10 new restaurants in the Arizona, Florida, Illinois, Michigan, and Texas markets, for a total of 94 restaurants, including a restaurant owned by C&O. Two restaurants in the Texas market were our Restaurant of the Future (“ROTF”) concept, a 6,250 square foot prototype restaurant. We also opened our seventh restaurant in the Dallas-Fort Worth market to meet our goal of achieving minimum scale (6-8 restaurants) within 24 months of our first opening. We also made significant strides in the Houston, Texas market with the opening of three new restaurants in the fourth quarter of 2024. Below are the 10 restaurants opened since the beginning of fiscal 2024:

Location	Opening Month	Fiscal Quarter Opened
Denton, Texas	March 2024	Q1 2024
Surprise, Arizona	May 2024	Q2 2024
Livonia, Michigan	July 2024	Q3 2024
Mansfield, Texas	August 2024	Q3 2024
Richmond, Texas	October 2024	Q4 2024
Katy, Texas	December 2024	Q4 2024
Orlando, Florida	December 2024	Q4 2024
Houston, Texas (ROTF)	December 2024	Q4 2024
Grapevine, Texas (ROTF)	December 2024	Q4 2024
Orland Park, Illinois	December 2024	Q4 2024

In fiscal 2025, we plan to open 12 new restaurants. Our near-term restaurant growth strategy is focused on leveraging our proven unit economic model primarily in markets outside Chicagoland with favorable macro-economic tailwinds where we already have a presence. Particularly, our current focus continues to be in the Sunbelt, primarily in Texas, with plans to enter the Atlanta, Georgia market. Simultaneously, we will continue to fill-in existing markets, including Chicagoland and adjacent markets as opportunities come available.

Portillo's Inc. Form 10-K | 23

Consolidated Results of Operations

The following table summarizes our results of operations for fiscal 2024 and fiscal 2023 (in thousands).

	Fiscal Years Ended
	December 29, 2024		December 31, 2023
REVENUES, NET	$710,554	100.0%	$679,905	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	241,679	34.0%	230,869	34.0%
Labor	181,091	25.5%	173,868	25.6%
Occupancy	36,632	5.2%	33,358	4.9%
Other operating expenses	83,038	11.7%	76,639	11.3%
Total restaurant operating expenses	542,440	76.3%	514,734	75.7%

General and administrative expenses	75,089	10.6%	78,835	11.6%
Pre-opening expenses	9,236	1.3%	9,019	1.3%
Depreciation and amortization	27,297	3.8%	24,313	3.6%
Net income attributable to equity method investment	(1,229)	(0.2)%	(1,401)	(0.2)%
Other income, net	(312)	—%	(1,035)	(0.2)%
OPERATING INCOME	58,033	8.2%	55,440	8.2%
Interest expense	25,616	3.6%	27,470	4.0%
Interest income	(309)	—%	(212)	—%
Tax Receivable Agreement liability adjustment	(9,149)	(1.3)%	(3,349)	(0.5)%
Loss on debt extinguishment	—	—%	3,465	0.5%
INCOME BEFORE INCOME TAXES	41,875	5.9%	28,066	4.1%
Income tax expense	6,799	1.0%	3,248	0.5%
NET INCOME	35,076	4.9%	24,818	3.7%
Net income attributable to non-controlling interests	5,559	0.8%	6,394	0.9%
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$29,517	4.2%	$18,424	2.7%
Note: We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. Fiscal 2024 consisted of 52 weeks and fiscal 2023 consisted of 53 weeks. The 53rd week in fiscal 2023 included Christmas day, resulting in six additional operating days. Except as noted below, the Company’s consolidated results of operations includes the 53rd week in fiscal 2023.

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

Revenues for fiscal 2024 were $710.6 million compared to $679.9 million for fiscal 2023, an increase of $30.6 million or 4.5%. The increase in total revenue was primarily attributed to the opening of ten restaurants during fiscal 2024 and twelve restaurants in fiscal 2023, partially offset by a negative impact of $13.9 million due to the additional operating week in fiscal 2023 and a decrease in our same-restaurant sales. This increase in revenues was partially offset by a same-restaurant sales decrease of 0.6%, or $3.4 million. The same-restaurant sales decline was attributable to a 3.2% decrease in transactions, partially offset by an increase in average check of 2.6%. The higher average check was primarily driven by an approximate 4.6% increase in menu prices partially offset by product mix. To mitigate inflationary cost pressures, we implemented targeted menu price adjustments in 2024, including a 1.5% increase in January, another 1.5% increase at the end of March, and a 1.0% increase in June. Restaurants not in our Comparable Restaurant Base contributed $48.8 million of the total year-over-year increase. For the purpose of calculating same-restaurant sales as of December 29, 2024, sales for 71 restaurants were included in the Comparable

Portillo's Inc. Form 10-K | 24

Restaurant Base (as defined in "Key Performance Indicators and Non-GAAP Financial Measures" below) as of the end of fiscal 2024.

The following table summarizes the Company's revenue for fiscal 2024 and fiscal 2023 (in thousands):

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	$ Change	% Change
Same-restaurant sales (71 restaurants) (1) (3)	$598,222	$601,575	$(3,353)	(0.6)%
Same-restaurant sales comparable week shift Impact (2)	—	13,362	(13,362)	nm
Restaurants not yet in comparable base opened in fiscal 2024 (10 restaurants) (3)	16,565	—	16,565	nm
Restaurants not yet in comparable base opened in fiscal 2023 (12 restaurants) (3)	73,521	40,696	32,825	80.7%
Restaurants not yet in comparable base opened in fiscal 2022 (0 restaurant) (3)	9,779	10,411	(632)	(6.1)%
Other (4)	12,467	13,861	(1,394)	(10.1)%
Revenues, net	$710,554	$679,905	$30,649	4.5%
(1) We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. Fiscal 2024 consists of 52 weeks and fiscal 2023 consisted of 53 weeks. In order to compare like-for-like periods for fiscal 2024, same-restaurant sales compares the 52 weeks from January 1, 2024 through December 29, 2024 to the 52 weeks from January 2, 2023 through December 31, 2023.
(2) Represents the impact from shifting comparable weeks for all periods in fiscal 2023 to compare like-for-like periods. For fiscal 2023, same-restaurant sales includes sales from the 52 weeks from January 2, 2023 through December 31, 2023 rather than the 53 weeks from December 26, 2022 through December 31, 2023.
(3) Total restaurants indicated are as of December 29, 2024. Revenue from fiscal 2022 reflects contributions from restaurants before they were added to the comparable store base. Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
(4) Includes revenue from direct shipping sales and non-traditional locations.
*nm - not meaningful

Food, Beverage and Packaging Costs

Food, beverage and packaging costs include the direct costs associated with food, beverage and packaging of our menu items and third-party delivery commissions. The components of food, beverage and packaging costs are variable by nature, change with sales volume, are impacted by product and channel mix and are subject to increases or decreases in commodity costs, as well as geographic scale and proximity.

Food, beverage and packaging costs for fiscal 2024 was $241.7 million compared to $230.9 million for fiscal 2023, an increase of $10.8 million or 4.7%. This increase was primarily driven by the opening of ten restaurants in fiscal 2024 and the opening of twelve restaurants in fiscal 2023 and a 4.2% increase in commodity prices, partially offset by lower third-party delivery commissions. As a percentage of revenues, net, food, beverage and packaging costs remained flat during fiscal 2024 as the increase in average check and lower third-party delivery commissions were offset by an increase in certain commodity prices.

Labor Expenses

Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for fiscal 2024 were $181.1 million compared to $173.9 million for fiscal 2023, an increase of $7.2 million or 4.2%. This increase was primarily driven by the opening of ten restaurants in fiscal 2024 and the opening of twelve restaurants in fiscal 2023, and incremental investments to support our team members, including annual rate increases, partially offset by lower variable-based compensation. As a percentage of revenues, net, labor decreased 0.1% during fiscal 2024 primarily due to an increase in our average check and lower variable-based compensation, partially offset by the lower transactions and the aforementioned wage rate increases.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes, and exclude occupancy expenses associated with unopened restaurants, which are recorded separately in pre-opening expenses.

Portillo's Inc. Form 10-K | 25

Occupancy expenses for fiscal 2024 were $36.6 million compared to $33.4 million for fiscal 2023, an increase of $3.3 million or 9.8%, primarily driven by the opening of ten restaurants in fiscal 2024 and the opening of twelve restaurants in 2023. As a percentage of revenues, occupancy expenses increased 0.2% during fiscal 2024.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for fiscal 2024 were $83.0 million compared to $76.6 million for fiscal 2023, an increase of $6.4 million or 8.3%, primarily due to the opening of ten restaurants in fiscal 2024 and the opening of twelve restaurants in 2023 and an increase in repair and maintenance expenses, IT expenses, and utilities, partially offset by a decrease in operating supplies and advertising expenses. As a percentage of revenues, net, operating expenses increased 0.4%.

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

General and administrative expenses for fiscal 2024 were $75.1 million compared to $78.8 million for fiscal 2023, a decrease of $3.7 million or 4.8%. This decrease was primarily driven by lower equity and variable-based compensation and insurance expenses, partially offset by an increase in advertising expenses driven by the Chicagoland ad campaign, and professional fees and software license fees related to our ERP and human capital management ("HCM") system implementations.

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

Pre-opening expenses for fiscal 2024 were $9.2 million compared to $9.0 million for fiscal 2023, an increase of $0.2 million or 2.4%. This increase was due to the number, timing and location of executed and planned new restaurant openings for fiscal 2024 as compared to fiscal 2023.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including leasehold improvements, fixtures and equipment and the amortization of definite-lived intangible assets, which are comprised of recipes.

Depreciation and amortization expense for fiscal 2024 was $27.3 million compared to $24.3 million for fiscal 2023, an increase of $3.0 million or 12.3%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of ten restaurants in fiscal 2024 and the opening of twelve restaurants in fiscal 2023.

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

Portillo's Inc. Form 10-K | 26

Net income attributable to equity method investment for fiscal 2024 was $1.2 million compared to $1.4 million for fiscal 2023, a decrease of $0.2 million or 12.3%. This decrease was primarily driven by an increase in restaurant-level operating expenses, partially offset by an increase in sales.

Other Income, Net

Other income, net includes, among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains, losses on asset disposals, and asset impairment charges.

Other income, net for fiscal 2024 was $0.3 million compared to $1.0 million for fiscal 2023, a decrease of $0.7 million or 69.9%. Other income, net decreased primarily due to a technology asset impairment charge.

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for fiscal 2024 was $25.6 million compared to $27.5 million for fiscal 2023, a decrease of $1.9 million or 6.7%. This decrease was primarily driven by a lower effective interest rate due to improved lending terms associated with our 2023 Term Loan and 2023 Revolver Facility.

Our effective interest rate was 7.53% and 8.36% as of December 29, 2024 and December 31, 2023, respectively.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and restricted cash.

Interest income for fiscal 2024 was $0.3 million compared to $0.2 million for fiscal 2023, an increase of $0.1 million or 45.8%. This increase was primarily driven by converting our bank accounts to interest bearing during fiscal 2023.

Tax Receivable Agreement Liability Adjustment

We are party to a Tax Receivable Agreement liability with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

The Tax Receivable Agreement liability adjustment was $9.1 million for the fiscal year ended December 29, 2024 related to a remeasurement primarily due to activity under equity-based compensation plans and effective state tax rate changes. The Tax Receivable Agreement liability adjustment was $3.3 million for the fiscal year ended December 31, 2023.

Loss on Debt Extinguishment

There was no loss on debt extinguishment for fiscal 2024. Loss on debt extinguishment for fiscal 2023 was $3.5 million due to the write-off of debt discount and deferred issuance costs associated with the payoff of the 2014 Credit Agreement as described in Note 9. Debt.

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

Income tax expense for fiscal 2024 was $6.8 million compared to $3.2 million for fiscal 2023, an increase of $3.6 million or 109.3%. Our effective income tax rate for fiscal 2024 was 16.2%, compared to 11.5% for fiscal 2023. The increase in our effective income tax rate for fiscal 2024 compared to fiscal 2023 was primarily driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its

Portillo's Inc. Form 10-K | 27

share of taxable income of Portillo's OpCo, remeasurement of deferred tax assets due to effective state tax rate changes and recording of net operating losses in the prior year. This was partially offset by the decrease in the valuation allowance and the exercise and vesting of equity-based awards.

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

Net income attributable to non-controlling interests for fiscal 2024 was $5.6 million, compared to $6.4 million for fiscal 2023. The decrease in net income attributable to non-controlling interests for fiscal 2024 was primarily due to a decrease in the non-controlling interest holders' weighted average ownership from 25.9% for fiscal 2023 to 17.0% for fiscal 2024, partially offset by an increase in net income for fiscal 2024 compared to fiscal 2023. The weighted average ownership percentage decreased due to the Secondary Offering and Redemption of LLC units as discussed in Note 1. Description Of Business of our consolidated financial statements.

Key Performance Indicators and Non-GAAP Financial Measures Overview

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

	Fiscal Years Ended
	December 29, 2024	December 31, 2023
Total Restaurants (a)	94	84
AUV (in millions) (a)	$8.7	$9.1
Change in same-restaurant sales (b)(c)	(0.6)%	5.7%
Adjusted EBITDA (in thousands) (b)	$104,760	$102,282
Adjusted EBITDA Margin (b)	14.7%	15.0%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$168,114	$165,171
Restaurant-Level Adjusted EBITDA Margin (b)	23.7%	24.3%
Note: We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. Fiscal 2024 consisted of 52 weeks and fiscal 2023 consisted of 53 weeks. The 53rd week in fiscal 2023 included Christmas day, resulting in six additional operating days.
(a) Includes C&O, as described in Note 2. Summary Of Significant Accounting Policies in our consolidated financial statements. Total restaurants indicated are as of a point in time. AUV for fiscal 2024 and fiscal 2023 consist of 52 weeks and 53 weeks, respectively.
(b) Excludes C&O.
(c) For fiscal 2024, same-restaurant sales compares the 52 weeks from January 1, 2024 through December 29, 2024 to the 52 weeks from January 2, 2023 through December 31, 2023. For fiscal 2023, same-restaurant sales compares the 53 weeks from December 26, 2022 through December 31, 2023 to the 53 weeks from December 27, 2021 through January 1, 2023.

Key Performance Indicators

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). As of December 29, 2024 and December 31, 2023, there were 71 and 68 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes C&O, as described in Note 2. Summary Of Significant Accounting Policies of our consolidated financial

Portillo's Inc. Form 10-K | 28

statements.

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

Portillo's Inc. Form 10-K | 29

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Fiscal Years Ended
	December 29, 2024	December 31, 2023
Net income	$35,076	$24,818
Net income margin	4.9%	3.7%
Depreciation and amortization	27,297	24,313
Interest expense	25,616	27,470
Interest income	(309)	(212)
Loss on debt extinguishment	—	3,465
Income tax expense	6,799	3,248
EBITDA	94,479	83,102
Deferred rent (1)	5,255	5,096
Equity-based compensation	11,151	15,542
Cloud-based software implementation costs (2)	679	401
Amortization of cloud-based software implementation costs (3)	586	—
Other loss (4)	1,184	590
Transaction-related fees and expenses (5)	575	900
Tax Receivable Agreement liability adjustment (6)	(9,149)	(3,349)
Adjusted EBITDA	$104,760	$102,282
Adjusted EBITDA Margin (7)	14.7%	15.0%
Note: We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. Fiscal 2024 consisted of 52 weeks and fiscal 2023 consisted of 53 weeks. The 53rd week in fiscal 2023 included Christmas day, resulting in six additional operating days.
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
(4) Represents loss on disposal of property and equipment and a technology asset impairment charge included within other income, net.
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

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in

Portillo's Inc. Form 10-K | 30

thousands):

	Fiscal Years Ended
	December 29, 2024	December 31, 2023
Operating income	$58,033	$55,440
Operating income margin	8.2%	8.2%
Plus:
General and administrative expenses	75,089	78,835
Pre-opening expenses	9,236	9,019
Depreciation and amortization	27,297	24,313
Net income attributable to equity method investment	(1,229)	(1,401)
Other income, net	(312)	(1,035)
Restaurant-Level Adjusted EBITDA	$168,114	$165,171
Restaurant-Level Adjusted EBITDA Margin (1)	23.7%	24.3%
Note: We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. Fiscal 2024 consisted of 52 weeks and fiscal 2023 consisted of 53 weeks. The 53rd week in fiscal 2023 included Christmas day, resulting in six additional operating days.
(1) Restaurant-Level Adjusted EBITDA Margin is defined as Restaurant-Level Adjusted EBITDA divided by Revenues, net.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our 2023 Revolver Facility. As of December 29, 2024, we maintained cash and cash equivalents and restricted cash balance of $22.9 million and had $69.7 million of availability under our 2023 Revolver Facility, after giving effect to $5.3 million in outstanding letters of credit.

Our primary requirements for liquidity are to fund our working capital needs, operating lease obligations, capital expenditures, and general Restaurant Support Center needs. Our requirements for working capital are not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening of new restaurants, existing capital investments (both for remodels and maintenance), as well as investments in our Restaurant Support Center infrastructure. Additionally, we continue to invest in technology, including the deployment of self-service kiosks and upgrades to our IT infrastructure, to improve operational efficiency and the guest experience.

Based upon current levels of operations and anticipated growth, we expect that cash flows from operations will be sufficient to meet our needs for at least the next twelve months and the foreseeable future.

Tax Receivable Agreement

In connection with the IPO, we entered into a Tax Receivable Agreement ("TRA") with certain of our pre-IPO LLC Members, pursuant to which we will generally be required to pay 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize or are deemed to realize, as a result of (i) our allocable share of existing tax basis in depreciable or amortizable assets relating to LLC Units acquired in the IPO, (ii) certain favorable tax attributes acquired by the Company from the Blocker Companies (including net operating losses and the Blocker Companies' allocable share of existing tax basis), (iii) increases in our allocable share of then existing tax basis in depreciable or amortizable assets, and adjustments to the tax basis of the tangible and intangible assets, of Portillo’s OpCo and its subsidiaries, as a result of (x) sales or exchanges of interests in Portillo’s OpCo (including the repayment of the redeemable preferred units) in connection with the IPO and (y) future redemptions or exchanges of LLC Units by pre-IPO LLC Members for Class A common stock and (iv) certain other tax benefits related to entering into the TRA, including payments made under the TRA. See Note 19. Subsequent Events for information about a recent amendment to the TRA.

As of December 29, 2024, we estimate that our obligation for future payments under the TRA totaled $324.6 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no

Portillo's Inc. Form 10-K | 31

material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $381.9 million as of December 29, 2024. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $324.6 million, primarily over the next 15 years, declining in year 16 through year 47. During the year ended December 29, 2024, we made a TRA payment of $4.4 million relating to tax year 2022. We expect a payment of $7.7 million relating to tax year 2023 to be made within the next 12 months.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Fiscal Years Ended
	December 29, 2024	December 31, 2023
Net cash provided by operating activities	$98,040	$70,781
Net cash used in investing activities	(88,114)	(87,837)
Net cash provided by (used in) financing activities	2,512	(16,933)
Net increase (decrease) in cash and cash equivalents and restricted cash	12,438	(33,989)
Cash and cash equivalents and restricted cash at beginning of period	10,438	44,427
Cash and cash equivalents and restricted cash at end of period	$22,876	$10,438
Note: We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. Fiscal 2024 consisted of 52 weeks and fiscal 2023 consisted of 53 weeks. The 53rd week in fiscal 2023 included Christmas day, resulting in six additional operating days.

Operating Activities

Net cash provided by operating activities for fiscal 2024 was $98.0 million compared to net cash provided by operating activities of $70.8 million for fiscal 2023, an increase of $27.3 million or 38.5%. This increase was primarily driven by the change in operating assets and liabilities of $23.6 million and higher net income of $10.3 million, partially offset by the change in non-cash items of $6.6 million.

The $23.6 million change in our operating asset and liability balances was primarily driven by operating assets and liabilities being a source of net cash of $25.7 million in fiscal 2024, compared to a source of net cash of $2.1 million in the fiscal 2023 driven by the change in accounts payable, deferred lease incentives, other current assets, and inventories. The increase in net income for the fiscal 2024 was primarily due to higher revenue partially offset by the factors driving the aforementioned expenses as described in the consolidated results of operations for fiscal 2024 compared to fiscal 2023. The $6.6 million change from fiscal 2023 in non-cash charges was primarily driven by lower equity-based compensation expense and the loss on debt extinguishment in the prior year, partially offset by higher depreciation and amortization and an increase in income tax expense in the current year.

Investing Activities

Net cash used in investing activities was $88.1 million for fiscal 2024 compared to net cash used in investing activities of $87.8 million for fiscal 2023, an increase of $0.3 million or 0.3%. This increase was primarily due to the number of restaurant openings and builds in process during 2024 and the planned restaurant openings for 2025, partially offset by adopting a more cost effective restaurant format.

Financing Activities

Net cash provided by financing activities was $2.5 million for fiscal 2024 compared to net cash used in financing activities of $16.9 million for fiscal 2023, an increase of $19.4 million or 114.8%. This increase is primarily due to the payment and borrowing of long-term debt in connection with our refinancing in fiscal 2023 as described in Note 9. Debt and higher proceeds from stock option exercises. The increase was partially offset by an increase in payments made under the TRA of $3.6 million.

2023 Revolver Facility and Liens

On February 2, 2023, Holdings, the Borrower, the other Guarantors party thereto from time to time, each lender party thereto from time to time and Fifth Third Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender entered into the 2023 Credit Agreement which provides for the 2023 Term Loan in an initial aggregate principal amount of $300.0 million and the 2023 Revolver Facility in an initial aggregate principal amount of $100.0 million. Refer to Note 9. Debt for additional information and Note 19. Subsequent Events for information

Portillo's Inc. Form 10-K | 32

about further amendments to the 2023 Term Loan and 2023 Revolver Facility.

Material Cash Requirements

Our material cash requirements greater than twelve months include:

Debt. Refer to Note 9. Debt to the consolidated financial statements for further information of our obligations and the timing of expected payments. Also, see Note 19. Subsequent Events for information about further amendments to the 2023 Term Loan and 2023 Revolver Facility.

Lease obligations. Refer to Note 10. Leases to the consolidated financial statements for further information of our obligations and the timing of expected payments.

Liabilities under the tax receivable agreement. Refer to Note 14. Income Taxes to the consolidated financial statements for further information of our obligations.

We may enter into purchase commitments relating to supply chain, construction, marketing and other service-related arrangements that occur in the normal course of business. Such commitments are typically short-term in nature and are not material as of December 29, 2024.

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

Liabilities Under Tax Receivable Agreement

We are a party to the TRA under which we are contractually committed to pay certain of our pre-IPO LLC Members 85% of the amount of any tax savings that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. Therefore, we would only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. As of December 29, 2024, we recognized $324.6 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would de-recognize the portion of the liability related to the benefits not expected to be utilized.

Additionally, we estimate the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current on our consolidated balance sheet. This determination is based on our estimate of taxable income for the previous fiscal year and the timing of the anticipated payments. To the extent our estimate differs from actual results, we may be required to reclassify portions of our liabilities under the TRA between current and non-current. We expect a payment of $7.7 million to be made within the next 12 months. See Note 19. Subsequent Events for information about a recent amendment to the TRA.

Portillo's Inc. Form 10-K | 33

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

The amounts recorded for both the deferred tax assets and the liability for our obligations under the TRA were estimated at the time of the IPO and secondary offerings as a reduction to stockholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss).

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We will record a valuation allowance when necessary to reduce the carrying value of certain deferred tax assets to their respective net realizable value (if any). As of December 29, 2024, we had $197.4 million of deferred tax assets, net of the recorded valuation allowance.

Under the provisions of ASC 740—Income Taxes, as it relates to accounting for uncertainties in tax positions, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the tax year ended December 29, 2024, we did not record any unrecognized tax benefits.

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

In an effort to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. Structured programs within our organization exist to mitigate adverse impacts and proactively direct risk management strategies across our portfolio of key products, services and energy platforms.

Interest Rate Risk

Our credit facilities incur interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 29, 2024 and December 31, 2023, we had a total of $313.8 million and $309.4 million, respectively, in outstanding borrowings under our 2023 Term Loan and 2023 Revolver Facility, excluding unamortized debt discount and deferred issuance costs. See Note 9. Debt for individual balances for our 2023 Term Loan and 2023 Revolver Facility as of December 29, 2024. Based on the terms of the 2023 Credit Agreement, as of December 29, 2024, a change of one hundred basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $3.1 million on an annual basis.

Effects of Inflation

Inflation has the potential to impact restaurant operating expenses at all levels. Whether that pressure originates from commodity costs, labor expenses, energy or transportation, this can have a material influence on restaurant margins.

Several strategies are employed to combat the ongoing inflationary pressures, including improvement to restaurant operating efficiencies, strategic menu price increases and supplier partner engagement via pricing programs or continuous improvement initiatives. A well-balanced portfolio of varying risk management approaches related to supplier partner management assists in ensuring varying degrees of cost mitigation. These platforms vary from long-term, fixed price agreements to commodity market-based indexed pricing programs.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Portillo's Inc. and subsidiaries (the "Company") as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, stockholders' and members' equity, and cash flows, for each of the three years in the period ended December 29, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Income Taxes – Tax Receivable Agreement—Refer to Note 2 and 14 to the financial statements

Critical Audit Matter Description

On October 20, 2021, the Company completed its initial public offering in a series of transaction steps, which resulted in the Company owning a majority of PHD Group Holdings, LLC. The Company is a C-corporation holding company owning a partnership interest in PHD Group Holdings, LLC, commonly referred to as an Up-C structure. In connection with the initial public offering, the Company entered into a Tax Receivable Agreement ("TRA") and recorded a liability under the TRA. Under the TRA, the Company will be required to pay certain pre-IPO owners 85% of the amount of cash savings, if any, in U.S. federal, state, or local tax that the Company actually realizes. The payments related to the initial and subsequent exchanges are treated as additional consideration paid, which in turn increases the tax basis of the Company’s investment in the Partnership. Most of this tax basis is amortizable under requisite sections of the Internal Revenue Code. The amounts payable, as well as the timing of such payments, under the TRA are dependent upon significant future events and assumptions, including among others: (i) the amount

Portillo's Inc. Form 10-K | 37

and timing of exchanges, (ii) the characterization of the tax basis step-up, (iii) the depreciation and amortization periods that apply to the increase in tax basis, (iv) the amount and timing of taxable income the Company generates in the future and (v) the U.S. federal, state, and local income tax rates then applicable.

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
◦We evaluated the impact of partnership exchange transactions on the computation of the TRA liability by performing testing, on a sample basis, of exchanges, tax basis amounts and calculations related to the stepup in basis.
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
February 25, 2025

We have served as the Company's auditor since 2014.

Portillo's Inc. Form 10-K | 38

PORTILLO'S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 29, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$22,876	$10,438
Accounts and tenant improvement receivables	14,794	14,183
Inventories	7,915	8,733
Prepaid expenses	7,066	8,565
Total current assets	52,651	41,919
Property and equipment, net	358,975	295,793
Operating lease assets	222,390	193,825
Goodwill	394,298	394,298
Trade names	223,925	223,925
Other intangible assets, net	26,098	28,911
Equity method investment	16,056	16,684
Deferred tax assets	197,409	184,701
Other assets	8,284	5,485
Total other assets	866,070	854,004
TOTAL ASSETS	$1,500,086	$1,385,541

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,516	$33,189
Current portion of long-term debt	11,250	7,500
Short-term debt	25,000	15,000
Current portion of Tax Receivable Agreement liability	7,686	4,428
Deferred revenue	7,032	7,180
Short-term lease liability	6,013	5,577
Accrued expenses	33,072	32,039
Total current liabilities	135,569	104,913
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	275,422	283,923
Tax Receivable Agreement liability	316,893	295,390
Long-term lease liability	278,540	238,414
Other long-term liabilities	3,559	2,791
Total long-term liabilities	874,414	820,518
Total liabilities	1,009,983	925,431

COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, 0.00 issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 63,674,579 and 55,502,375 shares issued and outstanding as of December 29, 2024 and December 31, 2023, respectively	637	555
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 10,732,800 and 17,472,926 shares issued and outstanding as of December 29, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	357,295	308,212
Retained earnings	43,129	13,612
Total stockholders' equity attributable to Portillo's Inc.	401,061	322,379
Non-controlling interest	89,042	137,731
Total stockholders' equity	490,103	460,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,500,086	$1,385,541
See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 39

PORTILLO'S INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	December 25, 2022

REVENUES, NET	$710,554	$679,905	$587,104

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	241,679	230,869	204,237
Labor	181,091	173,868	154,392
Occupancy	36,632	33,358	30,657
Other operating expenses	83,038	76,639	65,312
Total restaurant operating expenses	542,440	514,734	454,598

General and administrative expenses	75,089	78,835	66,892
Pre-opening expenses	9,236	9,019	4,715
Depreciation and amortization	27,297	24,313	20,907
Net income attributable to equity method investment	(1,229)	(1,401)	(1,083)
Other income, net	(312)	(1,035)	(204)
OPERATING INCOME	58,033	55,440	41,279
Interest expense	25,616	27,470	27,644
Interest income	(309)	(212)	—
Tax Receivable Agreement liability adjustment	(9,149)	(3,349)	(5,345)
Loss on debt extinguishment	—	3,465	—
INCOME BEFORE INCOME TAXES	41,875	28,066	18,980
Income tax expense	6,799	3,248	1,823
NET INCOME	35,076	24,818	17,157
Net income attributable to non-controlling interests	5,559	6,394	6,306
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$29,517	$18,424	$10,851

Income per common share attributable to Portillo's Inc.:
Basic	$0.48	$0.34	$0.28
Diluted	$0.46	$0.32	$0.25

Weighted-average common shares outstanding:
Basic	61,050,437	53,806,570	38,902,259
Diluted	63,982,643	57,307,784	42,715,977
See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 40

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

FISCAL YEARS ENDED DECEMBER 31, 2023 and DECEMBER 25, 2022

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Non-controlling interest	Total Equity
Balance, as of December 26, 2021	35,807,171	$358	35,673,321	$—	$186,856	$(15,950)	$252,142	$423,406
Net income	—	—	—	—	—	10,851	6,306	17,157
Adoption of Accounting Standards Codification 842 - Leases	—	—	—	—	—	287	174	461
Equity-based compensation expense	—	—	—	—	8,820	—	7,317	16,137
Activity under equity-based compensation plans	777,393	8	—	—	(606)	—	—	(598)
Redemption of LLC Units	11,836,159	118	(11,836,159)	—	(118)	—	—	—
Non-controlling interest adjustment	—	—	—	—	89,374	—	(89,374)	—
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—		(23,662)	—	—	(23,662)
Balance, as of December 25, 2022	48,420,723	$484	23,837,162	$—	$260,664	$(4,812)	$176,565	$432,901
Net income	—	—	—	—	—	18,424	6,394	24,818
Equity-based compensation expense	—	—	—	—	11,522	—	4,020	15,542
Activity under equity-based compensation plans	717,416	7	—	—	953	—	—	960
Redemption of LLC Interests	6,364,236	64	(6,364,236)	—	(64)	—	—	—
Non-controlling interest adjustment	—	—	—	—	48,849	—	(48,849)	—
Distributions paid to non-controlling interests holders	—	—	—	—	—	—	(399)	(399)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(13,712)	—	—	(13,712)
Balance, as of December 31, 2023	55,502,375	$555	17,472,926	$—	$308,212	$13,612	$137,731	$460,110

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 41

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

FISCAL YEAR ENDED DECEMBER 29, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling interest	Total Equity
Balance, as of December 31, 2023	55,502,375	$555	17,472,926	$—	$308,212	$13,612	$137,731	$460,110
Net income	—	—	—	—	—	29,517	5,559	35,076
Equity-based compensation expense	—	—	—	—	9,257	—	1,894	11,151
Activity under equity-based compensation plans	1,432,078	15	—	—	3,452	—	—	3,467
Redemption of LLC Units	6,740,126	67	(6,740,126)	—	(67)	—	—	—
Non-controlling interest adjustment	—	—	—	—	55,304	—	(55,304)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(838)	(838)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(18,863)	—	—	(18,863)
Balance, as of December 29, 2024	63,674,579	$637	10,732,800	$—	$357,295	$43,129	$89,042	$490,103

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 42

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	December 25, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,076	$24,818	$17,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,297	24,313	20,907
Amortization of debt issuance costs and discount	873	1,001	2,751
Loss on sales of assets	528	592	398
Equity-based compensation	11,151	15,542	16,137
Deferred income tax expense	6,771	3,249	1,820
Tax Receivable Agreement liability adjustment	(9,149)	(3,349)	(5,345)
Gift card breakage	(852)	(917)	(798)
Asset impairment	657	—	—
Loss on debt extinguishment	—	3,465	—
Changes in operating assets and liabilities:
Accounts receivables	862	(679)	191
Receivables from related parties	(46)	(82)	96
Inventories	818	(1,346)	(1,309)
Other current assets	357	(3,643)	914
Operating lease assets	8,469	7,402	6,793
Accounts payable	11,284	209	(3,621)
Accrued expenses and other liabilities	1,827	3,021	1,587
Operating lease liabilities	(3,178)	(2,033)	(2,426)
Deferred lease incentives	5,553	1,501	1,651
Other assets and liabilities	(258)	(2,283)	(14)
NET CASH PROVIDED BY OPERATING ACTIVITIES	98,040	70,781	56,889
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(88,191)	(87,918)	(47,061)
Proceeds from the sale of property and equipment	77	81	44
NET CASH USED IN INVESTING ACTIVITIES	(88,114)	(87,837)	(47,017)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	10,000	15,000	—
Proceeds from long-term debt	—	300,000	—
Payments of long-term debt	(5,625)	(328,053)	(3,324)
Proceeds from equity offering, net of underwriting discounts	114,960	179,306	364,956
Repurchase of outstanding equity / Portillo's OpCo units	(114,960)	(179,306)	(364,956)
Distributions paid to non-controlling interest holders	(838)	(399)	—
Proceeds from stock option exercises	4,332	1,879	1,890
Employee withholding taxes related to net settled equity awards	(1,433)	(1,505)	(2,632)
Proceeds from Employee Stock Purchase Plan purchases	508	527	129
Payments of Tax Receivable Agreement liability	(4,432)	(813)	—
Payment of deferred financing costs	—	(3,569)	—
Payment of initial public offering issuance costs	—	—	(771)
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	2,512	(16,933)	(4,708)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	12,438	(33,989)	5,164
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	10,438	44,427	39,263
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$22,876	$10,438	$44,427
See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 43

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	December 25, 2022
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$19,445	$28,282	$23,968
Income tax paid	—	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$13,466	$12,729	$9,796
Establishment of liabilities under Tax Receivable Agreement	38,342	51,165	101,524

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

The Company operates restaurants in 10 states that serve Chicago-style hot dogs and sausages, Italian beef sandwiches, char-grilled burgers, fresh chopped salads, crinkle-cut fries, homemade chocolate cake and more, along with two food production commissaries in Illinois. As of December 29, 2024 and December 31, 2023, the Company had 93 and 83 restaurants in operation, respectively. The Company also had two non-traditional locations in operation as of December 29, 2024 and December 31, 2023. These non-traditional locations include a food truck and a ghost kitchen (small kitchen with no store-front presence, used to fill online orders). Portillo's Inc., additionally has a 50% interest in a single restaurant owned by C&O Chicago, L.L.C. ("C&O"), which is excluded from the Company's restaurant count noted above. The Company’s principal corporate offices are located in Oak Brook, Illinois.
Secondary Offerings and Redemption of LLC Units

In the fourth quarter of 2024, certain pre-IPO LLC Members redeemed 840,992 LLC Units in the aggregate, together with an equal number of shares of Class B common stock, for newly-issued shares of Class A common stock on a one-for-one basis, in accordance with the terms of the Second Amended and Restated LLC Agreement of Portillo’s OpCo, dated as of October 20, 2021.

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

The holders of LLC Units (other than the Company) may from time to time require Portillo’s OpCo to redeem all or a portion of their LLC Units (together with an equal number of shares of Class B common stock) for newly-issued shares of Class A common stock on a one-for-one basis.

As of December 29, 2024, the Company owned 85.6% of Portillo's OpCo and the pre-IPO LLC Members owned the remaining 14.4% of Portillo's OpCo.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2024 and 2022 each consisted of 52 weeks. Fiscal 2023 consisted of 53 weeks. The 53rd week in fiscal 2023 coincided with Christmas, resulting in six additional operating days. The fiscal periods presented in this report are fiscal years ended December 29, 2024 ("fiscal 2024"), December 31, 2023 ("fiscal 2023") and December 25, 2022 ("fiscal 2022"), respectively. Unless otherwise stated, references to years in this report relate to fiscal years.

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

Accounts and Tenant Improvement Receivables

Accounts and tenant improvement receivables consist primarily of vendor rebates, tenant improvement receivables, and delivery receivables as well as receivables from related parties (Note 18. Related Party Transactions). The Company evaluates the collectability of its Accounts and tenant improvement receivables based on a variety of factors, including historical experience, current and future economic and market conditions and other factors. Based on these factors, no allowance for uncollectible accounts was recorded at December 29, 2024 or December 31, 2023.

Inventories

Inventories, which consists mainly of food products, is valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out (FIFO) method. No other adjustment is deemed necessary to reduce inventory to lower of cost or net realizable value due to the rapid turnover and high utilization of inventory.

The Company operates two commissaries to supply the Company's restaurants with several products and ensures product consistency and quality. The commissaries derive revenue principally from the sale and distribution of food to our distributors, who, in turn, sell the food to the restaurants. This is considered under ASC 845, Non-Monetary Transactions, and the impact on the statement of operations is not material. These products are held as inventory at distributors on a short-term consignment basis. Inventories subject to these consignment arrangements are recorded on the Company’s consolidated balance sheet and were $0.8 million and $0.9 million as of December 29, 2024 and December 31,

Portillo's Inc. Form 10-K | 46

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2023, respectively.

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

Long-Lived Assets and Valuation

The Company’s long-lived assets include property and equipment and definite-lived intangible assets. Property and equipment are recorded at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized. Expenditures for refurbishments and improvements that significantly add to the productivity capacity or extend the useful life are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements are amortized over the shorter of the lease term, which generally includes option periods that are reasonably certain, or the estimated useful lives of the assets. Except for leasehold improvements, depreciation is computed over the estimated useful lives of the assets (generally ranging from three to 10 years). Upon disposal of assets, the accounts are relieved of cost and accumulated depreciation and any related gain or loss is reflected in other income, net in the Company's consolidated statements of operations.

The Company reviews its long-lived assets, including property and equipment and construction-in-progress, definite-lived intangible assets and operating lease assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. Recoverability is measured by a comparison of the carrying amount to future undiscounted cash flows that are expected to be generated by the asset or asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value exceeds the estimated fair value. Restaurant-level assets are grouped by restaurant for the purpose of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During fiscal 2024, the Company recorded a technology asset impairment charge of $0.7 million that was included within other income, net in the Company's consolidated statements of operations. There were no asset impairment charges recorded in fiscal 2023 and fiscal 2022.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are assessed for impairment annually in the fourth quarter or more frequently if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit or an intangible asset is less than its carrying value. The Company has one reporting unit which is evaluated for impairment annually. Fair value of the reporting unit is estimated using the market capitalization approach that uses publicly available market data, including publicly traded stock prices and total shares outstanding to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit and the carrying value of the reporting unit.

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

Employee Benefits

The Company sponsors a 401(k) plan for all employees that are eligible based upon age and length of service. The expenses incurred for Company matching contributions to the plan were approximately $0.6 million, $0.4 million and $0.4 million for the years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively.

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

Equity-Based Compensation

The Company has issued non-qualified stock options, performance-based stock options, performance stock units, restricted stock units and restricted stock awards. Equity-based compensation expense is generally measured based on the grant-date fair value of those awards and is recognized on a straight-line basis over the vesting period. Equity-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time. We have also granted equity awards with performance vesting conditions. Equity awards with performance or market vesting conditions generally vest based on our attainment versus stated targets or criteria over a three-year performance and service period. Performance goals are determined by the Board and include

Portillo's Inc. Form 10-K | 48

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
measures such as revenue and adjusted EBITDA growth. Compensation expense on stock awards subject to performance conditions, which is based on the quantity of awards we have determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. Equity-based compensation expense is included within general and administrative expenses and labor in the consolidated statements of operations. Refer to Note 13. Equity-Based Compensation for additional detail.

The Company adopted an Employee Share Purchase Plan (“ESPP”) in June 2022 under which qualifying employees may be granted purchase rights to the Company’s common shares at not less than 85% of the market price on the purchase date, subject to Company discretion. The ESPP has a maximum of 250,000 shares of the Company's Class A common stock available for issuance. Eligible employees are able to contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions, subject to an annual maximum dollar amount. The expense incurred under the ESPP for the years ended December 29, 2024, December 31, 2023 and December 25, 2022, was immaterial. The expense is included within general and administrative expenses and labor in the consolidated statement of operations.

Advertising and Marketing Expenses

Advertising costs are expensed the first-time advertising takes place, while the costs of producing advertising are expensed during production and the costs of communicating advertising are expensed as services are received. Advertising and marketing expenses totaled $8.0 million, $5.9 million and $4.0 million for the years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively. Advertising and marketing expenses included in other operating expenses in the consolidated statements of operations primarily relate to sponsorships, restaurant merchandising and charitable giving; and those expenses included in general and administrative expenses in the consolidated statements of operations primarily consist of regional advertising and branding initiatives. The year-over-year change for 2024 is primarily related to an advertising campaign in the Arizona market in the first quarter of 2024 and in the Chicagoland market in the third and fourth quarters of 2024.

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

As of December 29, 2024, the Company had $3.4 million of capitalized cloud-based software implementation costs made up of $0.9 million recorded within prepaid expenses and $2.5 million recorded within other assets. As of December 31, 2023, the Company had $2.0 million of capitalized cloud-based software implementation costs made up of $0.3 million recorded within prepaid expenses and $1.7 million recorded within other assets related to its enterprise resource planning ("ERP") and human capital management ("HCM") systems.

Leases

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

Upon the possession of a leased asset, we determine its classification as an operating or finance lease. As of December 29, 2024, all of our leases are classified as operating leases. Operating lease assets and liabilities are recognized at the lease commencement date. We make judgments regarding the probable term for each lease, which can impact the classification and accounting for a lease as operating or financing, as well as the amount of straight-line rent expense in a particular period. Generally, the leases for the Company's restaurant locations have an initial term of 10 years to 20 years and typically provide for renewal options in five-year increments, as well as rent escalations. Renewal options are generally recognized as part of the right-of-use assets and lease liabilities as it is reasonably certain at commencement date that we would

Portillo's Inc. Form 10-K | 49

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
exercise the options to extend the lease. Some of our real estate leases provide for base rent, plus if applicable, additional rent based on gross sales, as defined in each lease agreement, which is considered to be variable rent. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. Lease expense incurred before a restaurant opens is recorded in pre-opening expenses in the consolidated statements of operations. Once a restaurant opens, we record the straight-line lease expense and any contingent rent, if applicable, in occupancy on the consolidated statements of operations. Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in occupancy, other operating expenses, or pre-opening expenses on the consolidated statements of operations, which are generally considered to be variable rent. For leases with a lease term of 12 months or less ("short-term operating lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the consolidated balance sheets.

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

Tax Receivable Agreement

The Company is party to a Tax Receivable Agreement ("TRA") with certain pre-IPO LLC Members that provides for the payment by the Company of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. We account for the TRA liability in accordance with ASC 450 - Contingencies. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we

Portillo's Inc. Form 10-K | 50

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. Therefore, we would only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of taxable income generated by Portillo's OpCo each year and the applicable tax rates.

The amounts recorded for both the deferred tax assets and the liability for the Company's obligations under the TRA will be estimated at the time of any purchase or exchange as a reduction to stockholders' equity, and the effects of changes in any of the Company's estimates after this date will be included in net income or loss. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income or loss.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU.

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. FASB has extended the sunset date to December 31, 2024. The impact of the transition from LIBOR to alternative reference rates was not material to the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15,

Portillo's Inc. Form 10-K | 51

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2024, with early adoption permitted. The Company adopted this standard during the year ended December 29, 2024. See Note 17. Segment Information in the accompanying notes to the consolidated financial statements for further detail.

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

The Company sells gift cards which do not have expiration dates. Refer to Note 2. Summary Of Significant Accounting Policies for additional information regarding gift card sales. The Company recognized gift card breakage of $0.9 million for both the years ended December 29, 2024 and December 31, 2023, and $0.8 million for the year ended December 25, 2022.

The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability is included in deferred revenue on the consolidated balance sheets as follows (in thousands):

	December 29, 2024	December 31, 2023
Gift card liability	$6,875	$6,981

Revenue recognized in the consolidated statements of operations for the redemption of gift cards that were included in their respective liability balances at the beginning of the year is as follows (in thousands):

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Revenue recognized from gift card liability balance at the beginning of the year	$3,972	$3,822	$3,598

NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	December 29, 2024	December 31, 2023
Raw materials	$5,756	$6,737
Work in progress	168	157
Finished goods	1,216	912
Consigned inventory	775	927
	$7,915	$8,733

Portillo's Inc. Form 10-K | 52

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 29, 2024	December 31, 2023
Land and land improvements	$24,100	$19,000
Buildings and improvements	5,084	—
Furniture, fixtures, and equipment	177,443	155,871
Leasehold improvements	286,003	227,080
Transportation equipment	2,042	2,881
Construction-in-progress	12,348	16,808
	507,020	421,640
Less: accumulated depreciation	(148,045)	(125,847)
	$358,975	$295,793

Depreciation expense was $24.5 million, $21.4 million, and $18.0 million for the years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively, and was included in depreciation and amortization in the consolidated statements of operations.

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill, which is evaluated for impairment annually in the fourth quarter of each fiscal year. The Company used the market approach to test goodwill. The market approach utilized publicly available market data, including publicly traded stock prices and total shares outstanding to determine the fair value of the reporting unit.

For indefinite-lived intangibles, the relief-from-royalty method estimates the fair value of an intangible asset based on what a third-party would pay for the right to use that asset. The most significant assumptions utilized in the relief-from-royalty method are projected revenues and the royalty rate.

No impairment charges were recognized for goodwill or indefinite-lived intangible assets for the years ended December 29, 2024, December 31, 2023 and December 25, 2022.

Intangibles, net consisted of the following (in thousands):

	As of December 29, 2024

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(30,019)	26,098
	$280,042	$(30,019)	$250,023

Portillo's Inc. Form 10-K | 53

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(27,206)	28,911
	$280,042	$(27,206)	$252,836

Amortization expense was $2.8 million, $2.9 million, and $2.9 million for the years December 29, 2024, December 31, 2023 and December 25, 2022 respectively, and was included in depreciation and amortization in the consolidated statements of operations.

The estimated aggregate amortization expense related to intangible assets held at December 29, 2024 for the next five years and thereafter is as follows (in thousands):

Estimated Amortization
2025	2,707
2026	2,707
2027	2,707
2028	2,707
2029	2,150
2030 and thereafter	13,120
$26,098

NOTE 7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying value of the Company's cash and cash equivalents and restricted cash, accounts and tenant improvement receivables, accounts payable and all other current assets and liabilities, approximate fair values due to the short-term nature of these financial instruments.

Other assets consists of long-term prepaid expenses and a deferred compensation plan with related assets held in a rabbi trust. Other long-term liabilities consist of a deferred gain on a supplier arrangement. Long-term prepaid expenses and other long-term liabilities approximate fair values due to the nature of these financial instruments.

Deferred Compensation Plan - The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value. The fair value measurement of these trading securities is considered Level 1 of the fair value hierarchy as they are measured using quoted market prices.

As of December 29, 2024 and December 31, 2023, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	December 29, 2024	December 31, 2023
	Level 1
Assets - Investments designated for deferred compensation plan
Cash/money accounts	$988	$1,083
Mutual Funds	2,208	2,181
Total assets	$3,196	$3,264

Portillo's Inc. Form 10-K | 54

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 29, 2024 and December 31, 2023 we had no Level 2 or Level 3 assets.
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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, net, operating lease assets, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal 2024, the Company recognized an impairment charge of $0.7 million related to a technology asset that is included within other income, net in the consolidated statement of operations. No asset impairment charges were recorded in fiscal 2023 or fiscal 2022.

NOTE 8.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts and tenant improvement receivables consisted of the following (in thousands):

	December 29, 2024	December 31, 2023
Tenant improvement receivable	$8,868	$8,081
Accounts receivable	5,926	6,102
Total	$14,794	$14,183

Prepaid expenses consisted of the following (in thousands):

	December 29, 2024	December 31, 2023
Prepaid insurance	$2,510	$3,060
Prepaid occupancy	495	2,314
Other prepaid expenses	4,061	3,191
Total	$7,066	$8,565

Accrued expenses consisted of the following (in thousands):

	December 29, 2024	December 31, 2023
Salaries, wages, and other compensation	$14,382	$18,019
Rent and real estate taxes	5,784	6,551
Insurance	3,634	3,310
Interest	5,471	170
Sales and use tax	3,351	3,477
Other accrued expenses	450	512
Total	$33,072	$32,039

Portillo's Inc. Form 10-K | 55

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.    DEBT

Debt consisted of the following (in thousands):

	December 29, 2024	December 31, 2023
2023 Term Loan	$288,750	$294,375
2023 Revolver Facility	25,000	15,000
Unamortized discount and debt issuance costs	(2,078)	(2,952)
Total debt, net	311,672	306,423
Less: Short-term debt	(25,000)	(15,000)
Less: Current portion of long-term debt	(11,250)	(7,500)
Long-term debt, net	$275,422	$283,923
2023 Credit Agreement

On February 2, 2023 (the "Closing Date"), PHD Intermediate LLC (“Holdings”), Portillo’s Holdings LLC (the “Borrower”), the other Guarantors party thereto from time to time, each lender party thereto from time to time and Fifth Third Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Lender entered into a credit agreement (“2023 Credit Agreement”) which provides for a term A loan (the "2023 Term Loan") in an initial aggregate principal amount of $300.0 million and revolving credit commitments in an initial aggregate principal amount of $100.0 million (the “2023 Revolver Facility”). The 2023 Term Loan and 2023 Revolver Facility are scheduled to mature on February 2, 2028. See Note 19. Subsequent Events for more information about amendments to the 2023 Term Loan and 2023 Revolver Facility entered into on January 27, 2025.

The 2023 Term Loan and the 2023 Revolver Facility will accrue interest at the forward-looking secured overnight financing rate (“SOFR”) plus an applicable rate determined upon the consolidated total net rent adjusted leverage ratio, subject to a floor of 0.00% (plus a credit spread adjustment of 0.10% per annum for 1-month interest periods and 0.15% for 3-month interest periods).

As of December 29, 2024, the interest rates on the 2023 Term Loan and 2023 Revolver Facility were 7.25% and 7.17%, respectively. Pursuant to the 2023 Credit Agreement, as of December 29, 2024, the commitment fees to maintain the 2023 Revolver Facility were 0.20% and letter of credit fees were 2.50%. Commitment fees and letter of credit fees are recorded as interest expense in the consolidated statements of operations. As of December 29, 2024, the effective interest rate for the 2023 Credit Agreement was 7.53%.

As of December 31, 2023, the interest rates on the 2023 Term Loan and 2023 Revolver Facility were 8.00% and 8.23%, respectively. Pursuant to the 2023 Credit Agreement, as of December 31, 2023, the commitment fees to maintain the 2023 Revolver Facility were 0.25% and letter of credit fees were 2.75%. Commitment fees and letter of credit fees are recorded as interest expense in the consolidated statements of operations. As of December 31, 2023, the effective interest rate for the 2023 Credit Agreement was 8.36%.

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

As of December 29, 2024, outstanding borrowings under the 2023 Credit Agreement totaled $313.8 million, comprised of $288.8 million under the 2023 Term Loan, and $25.0 million under the 2023 Revolver Facility. Letters of credit issued under the 2023 Revolver Facility totaled $5.3 million. As a result, as of December 29, 2024, the Company had $69.7 million available under the 2023 Revolver Facility.

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

Maturities of long-term debt

Principal payments on long-term debt (excluding the Revolving Facility) outstanding at December 29, 2024 for each year through maturity are as follows (in thousands):

2025	11,250
2026	15,000
2027	22,500
2028	240,000
$288,750

Discount and Debt Issuance Costs

Pursuant to the 2023 Credit Agreement, the Company capitalized deferred financing costs and issuance discount of $3.6 million which will be amortized over the term of the 2023 Credit Agreement.

In connection with the repayment of the 2014 Credit Agreement as described above, deferred financing costs and original issuance discount of $3.5 million was recorded as a loss on debt extinguishment during the year ended December 31, 2023 in the consolidated statement of operations. There were no debt extinguishments during the years ended December 29, 2024 and December 25, 2022.

The Company amortized $0.2 million, $0.4 million and $2.0 million of deferred financing costs during the years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively, which was included in interest expense in the consolidated statements of operations. In addition, the Company also amortized $0.7 million, $0.6 million and $0.8 million in original issue discount related to the long-term debt during the years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively, which was included in interest expense in the consolidated statements of operations.

Total interest costs incurred were $25.6 million, $27.5 million and $27.6 million for the years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively.

Portillo's Inc. Form 10-K | 57

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Debt

As of December 29, 2024 and December 31, 2023, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

Guarantees and Covenants

The 2023 Credit Agreement is guaranteed by all domestic subsidiaries of the Borrower (subject to customary exceptions) and secured by liens on substantially all of the assets of Holdings, the Borrower and the subsidiary guarantors (subject to customary exceptions).

The 2023 Credit Agreement also includes certain financial covenants with respect to cash interest coverage and total net rent adjusted leverage. As of December 29, 2024, the Company was in compliance with all covenants in the 2023 Credit Agreement.

NOTE 10.    LEASES

A summary of operating lease right-of-use assets and liabilities is as follows (in thousands):

Operating leases	Classification	December 29, 2024	December 31, 2023
Right-of-use assets	Operating lease assets	$222,390	$193,825
		222,390	193,825

Current lease liabilities	Short-term operating lease liability	6,013	5,577
Non-current lease liabilities	Long-term operating lease liability	278,540	238,414
		$284,553	$243,991

The components of lease expense were as follows (in thousands):

		Fiscal Years Ended
Operating leases	Classification	December 29, 2024	December 31, 2023	December 25, 2022
Operating lease cost	Occupancy Other operating expenses General and administrative expenses Pre-opening expenses	$32,542	$28,861	$25,735
Short-term operating lease cost	Occupancy Other operating expenses General and administrative expenses Pre-opening expenses	1,813	1,069	698
Variable lease cost	Occupancy Other operating expenses General and administrative expenses	3,894	3,714	3,604
		$38,249	$33,644	$30,037

A summary of lease terms and discount rates for operating leases is as follows:

Operating leases	December 29, 2024	December 31, 2023
Weighted-average remaining lease term (years):	25.6	25.5
Weighted-average discount rate:	9.2%	9.6%

Portillo's Inc. Form 10-K | 58

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases is as follows (in thousands):

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$27,223	$23,478	$21,476
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	39,650	33,176	10,682

As of December 29, 2024, the maturity analysis of the lease liabilities consisted of the following (in thousands):

Year Ending	Operating Leases
2025	$29,128
2026	29,194
2027	29,013
2028	29,146
2029	29,425
Thereafter	682,466
Total lease payments	828,372
Less: imputed interest	(543,819)
Total operating lease liabilities	$284,553

As of December 29, 2024, operating lease payments include $493.9 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $100.6 million of legally binding minimum payments for leases signed but not yet commenced.

NOTE 11.     STOCKHOLDERS' EQUITY

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

Amended and Restated LLC Agreement

In connection with the IPO, we amended and restated the limited liability company agreement of Portillo’s OpCo ("LLC Agreement") to, among other things, convert all outstanding equity interests into LLC Units.

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

Redemption of LLC Units

In the fourth quarter of 2024, certain pre-IPO LLC Members redeemed 840,992 LLC Units in the aggregate for newly-issued shares of Class A common stock on a one-for-one basis, in accordance with the terms of the Second Amended and Restated LLC Agreement of Portillo’s OpCo, dated as of October 20, 2021.

In the first quarter of 2024, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $14.37 per share.

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

See Note 1. Description Of Business for additional information on secondary offerings and redemption of LLC Units.

As of December 29, 2024, the Company owned 85.6% of Portillo's OpCo and the pre-IPO LLC Members owned the remaining 14.4% of Portillo's OpCo. As of December 29, 2024, shareholders of the Blocker Companies and pre-IPO LLC Members owned 3,755,165 shares of Class A common stock and 10,732,800 shares of Class B common stock, respectively.

Equity-Based Compensation Plan Activity

We received an aggregate of 1,432,078, 717,416, and 777,393 LLC Units in connection with the activity under our equity-based compensation plans during the years ended December 29, 2024, December 31, 2023, and December 25, 2022, respectively, related to the exercise of stock options, vested restricted stock awards and restricted stock units, and employee stock purchase plan purchases. See Note 13. Equity-Based Compensation for additional information.

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

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	December 29, 2024		December 31, 2023
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	63,674,579	85.6%	55,502,375	76.1%
pre-IPO LLC Members	10,732,800	14.4%	17,472,926	23.9%
Total	74,407,379	100.0%	72,975,301	100.0%

Portillo's Inc. Form 10-K | 60

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for the years ended December 29, 2024, December 31, 2023 and December 25, 2022 was 17.0%, 25.9% and 45.8% respectively.

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Net income attributable to Portillo's Inc.	$29,517	$18,424	$10,851
Activity under equity-based compensation plans	3,452	953	(606)
Non-controlling interest adjustment	55,304	48,849	89,374
Redemption of LLC Units	(67)	(64)	(118)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	(18,863)	(13,712)	(23,662)
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$69,343	$54,450	$75,839

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

Restricted Stock Units

An RSU granted under the 2021 Plan will give the participant a right to receive, upon vesting and settlement of the RSUs, one share per vested unit or an amount per vested unit equal to the fair market value of one share as of the date of determination. The fair value of RSUs is determined using the Company's closing stock price on the date of grant. Outstanding time-based RSUs generally vest equally over periods ranging from one to three years on each of the anniversaries of the date of grant subject to continued service on such date.
Activity for the Company's RSUs was as follows:

	Restricted Stock Units (in thousands)	Weighted-average grant date fair value per share
Non-vested, December 31, 2023	536	$20.23
Granted	755	12.14
Vested	(349)	19.85
Forfeited	(139)	15.80
Non-vested, December 29, 2024	804	$13.55
As of December 29, 2024, there was $7.0 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to vest over a weighted-average period of 2.0 years.

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

No RSAs were issued during the years ended December 29, 2024 and December 31, 2023.

Performance Stock Options

The Company has granted performance stock options ("PSOs") to certain executive officers that will be eligible to vest in three (3) tranches based on stock performance conditions (i) one-third (1/3rd) of the PSOs will vest on the third anniversary of the IPO if the 20-day volume-weighted average price ("VWAP") for a share of common stock is $30.00 per share (1.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the second anniversary of the IPO and ending on the last trading day immediately preceding the third anniversary of the IPO; (ii) one-third (1/3rd) of the PSOs will vest on the fourth anniversary of the IPO if the 20-day VWAP for a share of common stock is $40.00 per share (2 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the third anniversary of the IPO and ending on the last trading day immediately preceding the fourth anniversary of the IPO; and (iii) one-third (1/3rd) of the PSOs will vest on the fifth anniversary of the IPO if the 20-day VWAP for a share of common stock is $50.00 per share (2.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the fourth anniversary of the IPO and ending on the last trading day immediately preceding the fifth anniversary of IPO. All PSOs are subject to continued service at each tranche date and if any tranches fail to vest, the unvested portion of such PSOs will be forfeited and will not be eligible to vest in subsequent years. The awards granted are exercisable within a 10-year period from the date of grant. The first tranche of PSOs was forfeited in fiscal 2024 as the performance condition was not satisfied by the third anniversary of the IPO.
The grant date fair value of these awards was determined using a Monte-Carlo simulation model. The fair value and weighted average assumptions used to estimate the fair value of these PSOs were as follows:

	2024	2023	2022
Fair value	$0.12	$2.30	$7.93
Stock price	$12.17	$17.86	$22.19
Risk-free interest rate	5.10%	4.96%	3.37%
Expected life (years)	1.5	2.1	3.2
Annualized equity volatility	33.4%	37.7%	51.9%

Portillo's Inc. Form 10-K | 62

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity for the Company's PSOs was as follows:

	PSOs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding-December 31, 2023	1,812	$20.02
Granted	625	12.17
Exercised	—	—
Forfeited	(1,060)	18.47
Expired	—	—
Outstanding-December 29, 2024	1,377	17.65	7.7	—
Exercisable-December 29, 2024	—	—	—	—
Vested and expected to vest-December 29, 2024	1,287	$17.65	7.7	$—

As of December 29, 2024, there was $2.2 million of total unrecognized compensation cost related to unvested PSOs, which is expected to be recognized over a weighted average period of 1.4 years.

Stock Options
During the year ended December 29, 2024, the Company granted 311,042 stock options under the 2021 Plan, to its President and Chief Executive Officer. The stock options vest on the fourth anniversary of the award and are exercisable within a 10-year period from the date of grant.
Activity for the Stock Options was as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding-December 31, 2023	—	$—
Granted	311	11.94
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding-December 29, 2024	311	11.94	9.4	—
Exercisable-December 29, 2024	—	—	—	—
Expected to vest-December 29, 2024	262	$11.94	9.4	$—

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect the fair value of each stock option. The assumptions used to estimate the fair value of stock options granted during the year ended December 29, 2024 were as follows:

2024
Fair value of stock option	$6.43
Stock Price	$11.94
Risk-free interest rate	4.58%
Expected life (years)	6.3
Volatility	49.4%

As of December 29, 2024, there was $1.5 million of total unrecognized compensation cost related to unvested Stock Options, which is expected to be recognized over a weighted average period of 3.3 years.

Portillo's Inc. Form 10-K | 63

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Performance Stock Units

During the year ended December 29, 2024, the Company granted performance stock units ("PSUs") to its executive officers under the 2021 Plan. The fair value of these awards was determined using the Company's closing stock price on the date of the grants. These PSUs will vest after the fiscal year ending December 27, 2026 based on continued service and the achievement of performance metrics. The amount of awards that can be earned ranges from 0% to 200% of the number of performance stock units granted, based on the achievement of approved financial goals tied to the cumulative growth of revenue and Adjusted EBITDA over the fiscal years 2024 to 2026. Compensation expense related to the performance equity units is recognized using a straight-line method over the vesting period based on the most probable outcome of the performance conditions. The cumulative effect on current and prior periods of a change in attainment is recognized in general and administrative expenses in the consolidated statements of operations in the period of change. As of December 29, 2024, management calculated an attainment rate equal to 0% of the number of target shares granted based on actual attainment of the internal metrics.

Activity for the Company's PSUs was as follows:

	PSUs (in thousands)	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2023	—	$—
Granted	335	11.82
Exercised	—
Forfeited	(44)	11.94
Vested	—
Non-vested, December 29, 2024	291	$11.81
Expected to vest-December 29, 2024*	—	$11.81
*The expected to vest total above represents outstanding base PSUs, adjusted for expected attainment amounts in line with current and future estimated performance levels as described above.

As of December 29, 2024, there was no unrecognized compensation cost related to unvested PSUs based on the aforementioned attainment rate, The PSUs have a weighted average remaining period of 2.0 years.

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

Portillo's Inc. Form 10-K | 64

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity under the 2014 Plan was as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding-December 31, 2023	5,261	$4.67
Granted	—	—
Exercised	(1,108)	3.91
Forfeited	(35)	4.76
Expired	—	—
Outstanding-December 29, 2024	4,118	$4.87	3.3	$16,908
Exercisable-December 29, 2024	4,010	$4.86	3.2	$16,535
Vested and expected to vest-December 29, 2024	4,114	$4.87	3.3	$16,893
As of December 29, 2024, there was $0.6 million of total unrecognized compensation cost related to unvested options under the 2014 plan, which is expected to be recognized over a weighted average period of 1.1 years.
Equity-Based Compensation Expense

Equity-based compensation expense is calculated based on equity awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.

Equity-based compensation expense included in the Company’s consolidated statements of operations was as follows (in thousands):

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Labor	$1,902	$1,647	$1,448
General and administrative expenses	9,249	13,895	14,689
Total equity-based compensation expense	$11,151	$15,542	$16,137

The Company's Chief Operating Officer, Mr. Derrick Pratt, departed from his role, effective June 30, 2024. In accordance with the Company’s Senior Executive Severance Plan, Mr. Pratt’s pre-IPO nonqualified stock options and his RSUs, both of which were scheduled to vest later in 2024, vested in the second quarter of 2024. The pre-IPO Options will remain exercisable through the 10th anniversary of the original grant date of September 14, 2020. The primary modification was to extend the permitted time for which the options could be exercised subsequent to termination, from 90 days post-termination to the 10th anniversary of the original grant date. All other equity grants were forfeited. The Company recorded a $0.2 million charge to equity-based compensation expense during the second quarter of 2024, to reflect the incremental value related to the modifications described herein.
Employee Stock Purchase Plan

During the fiscal year ended December 29, 2024, the Company issued 46,959 shares under the Employee Stock Purchase Plan ("ESPP"). The shares issued under the ESPP are net of shares withheld for taxes. As of December 29, 2024, 163,607 shares remained available for issuance under the ESPP. The expense incurred under the ESPP for the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022, was immaterial. The expense is included within general and administrative expenses and labor in the consolidated statement of operations.

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

Income Tax Expense

The components of income tax expense are as follows (in thousands):

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Current income taxes:
Federal	$—	$—	$—
State and local	28	(1)	3
Total current income taxes	28	(1)	3
Deferred income taxes:
Federal	3,767	3,750	(178)
State and local	3,004	(501)	1,998
Total deferred income taxes	6,771	3,249	1,820
Income tax expense	$6,799	$3,248	$1,823

Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows (in thousands):

	Fiscal Years Ended
	December 29, 2024		December 31, 2023		December 25, 2022
Expected U.S. federal income taxes at statutory rate	$8,794	21.0%	$5,894	21.0%	$3,986	21.0%
State and local income taxes, net of federal benefit	4,602	11.0%	(55)	(0.2)%	3,217	16.9%
Non-deductible expenses	657	1.6%	433	1.5%	(369)	(1.9)%
Non-controlling interest	(1,167)	(2.8)%	(1,343)	(4.8)%	(1,312)	(6.9)%
LLC flow-through structure	(4,004)	(9.6)%	468	1.7%	(2,849)	(15.0)%
Change in valuation allowance	(2,050)	(4.9)%	(2,149)	(7.7)%	(1,923)	(10.1)%
Other	(33)	(0.1)%	—	—%	1,073	5.6%
Income tax expense	$6,799	16.2%	$3,248	11.5%	$1,823	9.6%

Our effective income tax rates for the years ended December 29, 2024, December 31, 2023 and December 25, 2022 were 16.2%, 11.5% and 9.6%, respectively. The change in our effective income tax rate from the year ended December 29, 2024 to the year ended December 31, 2023 was primarily driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo, partially offset by the decrease in the valuation allowance. The Company’s annual effective tax rate for the year ended December 29, 2024, December 31, 2023 and December 25, 2022 differs from the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of OpCo’s earnings that are attributable to non-controlling interests, deferred tax adjustments, impacts from equity-based award activity and the change in valuation allowance.

Portillo's Inc. Form 10-K | 66

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets
The components of deferred tax assets and liabilities are as follows (in thousands):

	December 29, 2024	December 31, 2023
Deferred tax assets:
Investment in partnership	$63,906	$73,626
Tax Receivable Agreement	78,462	71,536
Net operating loss carryforwards	47,005	38,652
Other assets	15,186	10,087
Total gross deferred tax assets	204,559	193,901
Valuation allowance	(7,150)	(9,200)
Net deferred tax assets	$197,409	$184,701

As described in Note 1. Description of Business and Note 11. Stockholders' Equity, we acquired LLC Units in connection with the IPO and Transactions and Secondary Offerings. During the years ended December 29, 2024 and December 31, 2023, we recognized a deferred tax asset in the amount of $63.9 million and $73.6 million, respectively, associated with the basis difference in our investment in Portillo's OpCo from acquiring these LLC Units.
During the years ended December 29, 2024 and December 31, 2023, we also recognized deferred tax assets in the amount of $78.5 million and $71.5 million, respectively, related to additional tax basis increases generated from expected future payments under the TRA and related deductions for imputed interest on such payments.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. During the years ended December 29, 2024 and December 31, 2023, the Company recognized deferred tax assets of $63.9 million and $73.6 million, respectively, associated with the basis difference in its investment in Portillo's OpCo from acquiring these LLC Units. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize. As of December 29, 2024 and December 31, 2023, the Company recorded a valuation allowance in the amount of $7.2 million and $9.2 million, respectively, against the deferred tax asset.

As of December 29, 2024 and December 31, 2023, the Company had federal and state net operating loss carry forwards of $47.0 million and $38.7 million, respectively, available to reduce future taxable income, if any. Federal losses that arose prior to 2018 will begin to expire in 2034. Federal losses generated after 2017 will be carried forward indefinitely. The majority of state losses will begin to expire in 2034 and future periods.

Unrecognized Tax Benefits
The Company recorded no unrecognized tax benefits as of December 29, 2024 and December 31, 2023. Portillo's Inc. was formed in June 2021 and did not engage in any operations prior to the IPO and Transactions. Portillo's has filed all income tax returns for tax years through 2023. These returns are subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although Portillo's OpCo is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). As of December 29, 2024, there are no ongoing U.S. federal, state or local income tax return examinations.

Tax Receivable Agreement
Pursuant to the Company's election under section 754 of the Internal Revenue Code (the "Code"), the Company expects to obtain an increase in its share of the tax basis in the net assets of Portillo's OpCo when LLC Units are exchanged by other members. The Company intends to treat any exchanges of LLC Units as direct purchases of LLC Units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to the U.S. federal, state and local authorities. These increases may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Also, see Note 19. Subsequent Events for information about amendments to the Tax Receivable Agreement.
In the fourth quarter of 2024, in connection with the pre-IPO LLC Members unit redemption previously discussed in Note 1. Description of

Portillo's Inc. Form 10-K | 67

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Business, 840,992 LLC Units were redeemed for newly-issued shares of Class A common stock. As a result, an increase in the tax basis of net assets of Portillo's OpCo subject to the provisions of the TRA was recorded. The Company recorded a deferred tax asset of $1.7 million and an additional TRA liability of $4.3 million.
In the first quarter of 2024, in connection with the Q1 2024 Secondary Offering previously discussed in Note 1. Description Of Business, 5,832,371 LLC Units were redeemed by the pre-IPO LLC Members for newly-issued shares of Class A common stock. As a result, an increase in the tax basis of net assets of Portillo's OpCo subject to the provisions of the TRA was recorded. The Company recorded a deferred tax asset of $17.8 million and an additional TRA liability of $33.7 million.
In the first quarter of 2023, in connection with the secondary offering previously discussed in Note 1. Description Of Business, 5,893,600 LLC Units were redeemed by the pre-IPO LLC Members for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of net assets of Portillo's OpCo subject to the provisions of the TRA. The Company recorded a deferred tax asset of $34.9 million and an additional TRA liability of $47.4 million.
As of December 29, 2024, we estimate that our obligation for future payments under the TRA totaled $324.6 million. The Company made payments of $4.4 million under the TRA during the year ended December 29, 2024 relating to tax year 2021 and we expect a payment of $7.7 million relating to tax year 2022 to be made within the next 12 months. Refer to Note 2. Summary Of Significant Accounting Policies for additional information on the TRA.

NOTE 15.    EARNINGS PER SHARE

Basic net earnings per share of Class A Common Stock is computed by dividing net income attributable to Portillo's Inc. by the weighted-average number of Class A common stock outstanding.

Diluted earnings per share is computed by dividing net income attributable to Portillo's Inc. by the weighted-average number of dilutive securities, using the treasury stock method.

The computations of basic and diluted earnings per share for the years ended December 29, 2024, December 31, 2023 and December 25, 2022 are as follows (in thousands):

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Net income	$35,076	$24,818	$17,157
Net income attributable to non-controlling interests	5,559	6,394	6,306
Net income attributable to Portillo's Inc.	$29,517	$18,424	$10,851

Shares:
Weighted-average number of common shares outstanding-basic	61,050	53,807	38,902
Dilutive unit awards	2,932	3,501	3,814
Weighted-average number of common shares outstanding-diluted	63,983	57,308	42,716

Basic net income per share	$0.48	$0.34	$0.28
Diluted net income per share	$0.46	$0.32	$0.25

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of Portillo's Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

Portillo's Inc. Form 10-K | 68

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following outstanding shares were excluded from the calculation of diluted earnings per share because they would be antidilutive (in thousands):

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Performance Stock Options (1)	1,377	1,812	1,807
Performance Stock Units (1)	291	—	—
Restricted Stock Units	137	5	—
Stock Options	315	—	—
Total shares excluded from diluted earnings per share	2,120	1,817	1,807
(1) Number of securities outstanding excluded from the computation of diluted earnings per share of Class A common stock because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.

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

As of December 29, 2024 and December 31, 2023, the Company recorded no loss contingencies.

NOTE 17.    SEGMENT INFORMATION

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

The CODM allocates resources and assesses performance of the Company based on net income (loss), as reported on the Consolidated Statement of Operations, which as the segment measure of profit and loss that is closest to GAAP, is the required segment measure. Net income was $35.1 million, $24.8 million, and $17.2 million for the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022, respectively. In addition to net income (loss), the CODM also reviews operating income (loss), restaurant-level adjusted EBITDA and adjusted EBITDA.

The CODM reviews these measures (i) to evaluate the Company's operating results and the effectiveness of business strategies, (ii) internally as benchmarks to compare the Company's performance to its competitors and (iii) as factors in evaluating management’s performance when determining incentive compensation. Additionally, the Company believes these measures are important to evaluate the performance and profitability of our restaurants, individually and in the aggregate.

The CODM does not review segment assets and segment expenses at a level different than what is reported in the Company's Consolidated Balance Sheet and Consolidated Statement of Operations. Additionally, the CODM regularly receives information about the Company's capital expenditures which are reported in the Company's Consolidated Statement of Cash Flows as Purchase of property and equipment under investing activities.

No guest accounts for 10% or more of our revenues.

NOTE 18.    RELATED PARTY TRANSACTIONS

As of both December 29, 2024 and December 31, 2023, the related parties’ receivables balance consisted of $0.3 million, due from C&O, which is included in accounts and tenant improvement receivables in the consolidated balance sheet.

Portillo's Inc. Form 10-K | 69

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

The Company incurred the following Olo-related costs for the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022 (in thousands):

	Fiscal Years Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Food, beverage and packaging costs	$1,996	$2,236	$2,008
Other operating expenses	477	423	443
Total Olo-related costs	$2,473	$2,659	$2,451

As of both December 29, 2024 and December 31, 2023, $0.4 million were payable to Olo and were included in accounts payable in the consolidated balance sheets.

Tax Receivable Agreement

We are party to a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. For the fiscal year ended December 29, 2024 and fiscal year ended December 31, 2023, the Company made TRA payments of $4.4 million relating to tax year 2022 and $0.8 million relating to tax year 2021. We expect a payment of $7.7 million relating to tax year 2023 to be paid within the next 12 months.

	Fiscal Years Ended
(in thousands)	December 29, 2024	December 31, 2023
Current portion of Tax Receivable Agreement liability	$7,686	$4,428
Tax Receivable Agreement liability	316,893	295,390

Berkshire Partners LLC

In connection with the secondary offering previously discussed in Note 1. Description Of Business, we purchased LLC Units and shares of Class A common stock using the proceeds of the secondary offering at a price equal to the public offering price less the underwriting discounts and commissions from certain pre-IPO LLC Members and shareholders of the Blocker Companies, including from funds affiliated with Berkshire Partners LLC, which is our controlling shareholder that beneficially owns approximately 18.8% of the Company as of December 29, 2024.

NOTE 19.    SUBSEQUENT EVENTS

Management evaluated events occurring subsequent to December 29, 2024 and other than as noted below determined that no material recognizable subsequent events occurred.

2025 Credit Agreement Closing

On January 27, 2025 (the “2025 Credit Agreement Closing Date”), Holdings, the Borrower, the other Guarantors party thereto, the Lenders from time to time party thereto and Fifth Third Bank, National Association, as Administrative Agent, the L/C Issuer and the Swing Line Lender entered into an amendment (the “Amendment”) to the 2023 Credit Agreement (as amended by the Amendment and as may be amended, restated, supplemented or otherwise modified from time to time thereafter, the “2025 Credit Agreement”). Capitalized terms used but not defined in this Note 19 have the meaning ascribed to such terms in the Amendment or the 2025 Credit Agreement, as applicable.

The Amendment provides for, among other things, (i) a $250 million term loan A facility (the “2025 Term Loan Facility”) and (ii) revolving credit commitments in an initial aggregate principal amount of $150 million (the “2025 Revolving Credit Facility” and, together with the Term Loan Facility, the “2025 Facilities”), the proceeds of which will be used to refinance indebtedness under the 2023 Credit Agreement, for general

Portillo's Inc. Form 10-K | 70

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

corporate purposes and working capital needs and for other activities permitted under the 2025 Credit Agreement.

The loans under each of the 2025 Facilities mature on January 27, 2030. The 2025 Facilities are guaranteed, subject to customary exceptions, by all of the Borrower’s wholly-owned domestic restricted subsidiaries and Holdings, and are secured by a lien on substantially all of the Borrower’s assets, including fixed assets and intangibles, and the assets of the Guarantors, in each case, subject to customary exceptions. The Borrower may, upon notice to the Administrative Agent by the Borrower, at any time or from time to time voluntarily prepay the 2025 Term Loan Facility or the 2025 Revolver Facility in whole or in part without premium or penalty.

The 2025 Term Loan Facility is subject to amortization of principal, payable in quarterly installments on the last day of each fiscal quarter, commencing on the last day of the first full fiscal quarter after the Closing Date (the “Initial Amortization Date”), equal to (i) for the first two years following the 2025 Credit Agreement Closing Date, $6.3 million of the original principal amount of the term loans, (ii) for the third and fourth years following the 2025 Credit Agreement Closing Date, $12.5 million of the original principal amount of the term loans and (iii) for the fifth year following the 2025 Credit Agreement Closing Date, $25.0 million of the original principal amount of the term loans. The remaining initial aggregate advances under the Term Loan Facility are payable at the maturity of the 2025 Term Loan Facility.

Each Facility bears interest at a rate per annum equal to, (i) in the case of Base Rate Loans, an applicable rate based on a grid ranging from 1.00% to 1.75% or, (ii) in the case of Tranche Rate Loans, an applicable rate based on a grid ranging from 2.00% to 2.75%, in each case, based on the Consolidated Total Net Rent Adjusted Leverage. In addition, the Borrower will pay (i) an unused commitment fee of between 0.20% and 0.25% on the undrawn commitments under the 2025 Revolving Credit Facility and (ii) Letter of Credit fees of between 2.00% and 2.75% on outstanding Letters of Credit, in each case, also based on the Consolidated Total Net Rent Adjusted Leverage.

The 2025 Credit Agreement contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including limitations on indebtedness, liens, investments, negative pledges, dividends, junior financings and other fundamental changes. Failure to comply with these covenants and restrictions could result in an event of default under the 2025 Credit Agreement. In such an event, all amounts outstanding under the 2025 Credit Agreement, together with any accrued interest, could then be declared immediately due and payable.

2025 Tax Receivable Agreement Amendment

On January 24, 2025, we entered into an Amendment to the Tax Receivable Agreement (the “Amendment") with PHD Group Holdings, LLC and the TRA Party Representative, as defined in the agreement. The Amendment replaces the LIBOR based interest rate with a Term Secured Overnight Financing Rate (“SOFR”) based rate.

New Director

On January 9, 2025, the Board elected Jack Hartung to serve on the Company’s board of directors, ( the “Board”), effective immediately. In connection with his appointment, Mr. Hartung was appointed to serve on the Audit Committee of the Board.

Portillo's Inc. Form 10-K | 71

Schedule II: Valuation and Qualifying Accounts

		Additions
Deferred tax asset valuation allowance (in thousands):	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Reductions	Balance at end of period

Fiscal year ended December 29, 2024	$9,200	$1,190	$—	$3,240	$7,150

Fiscal year ended December 31, 2023	$11,349	$1,239	$—	$3,388	$9,200

Fiscal year ended December 25, 2022	$38,415	$2,277	$—	$29,343	$11,349

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 29, 2024.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 29, 2024, as stated in their report herein.

Portillo's Inc. Form 10-K | 73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Portillo’s Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Portillo's Inc. and subsidiaries (the "Company") as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 25, 2025

Portillo's Inc. Form 10-K | 74

ITEM 9B.     OTHER INFORMATION

During the quarter ended December 29, 2024, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Portillo's Inc. Form 10-K | 75

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the information in the Company’s 2025 Proxy Statement set forth under the captions “Corporate Governance - ‘Board and Committee Structure,’ ‘Key Areas of Board Oversight – Risk Oversight,’ ‘Corporate Governance,’ and ‘Shareholder Engagement and Communication with the Board’," “Compensation Discussion & Analysis -- Executive Officers,” and “Other Matters -- Delinquent Section 16(a) Reports,” if applicable, which information is incorporated herein by reference.

The Company has adopted insider trading policy policies and procedures that govern the purchase, sale, and/or other dispositions of our securities (and related derivative securities) by directors, officers and employees and other covered persons, which we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company’s policies are filed as Exhibit 19.1 to this Annual Report on Form 10-K.

See the information about our code of business conduct and the disclosure of any amendments to or waivers from such code see Part I, Item 1, "Business" of this document, which information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

See the information in the 2025 Proxy Statement set forth under the captions “Compensation Discussion & Analysis”, including the subsection “Compensation Committee Report” and “Corporate Governance – Compensation Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information in the 2025 Proxy Statement set forth under the caption “Other Matters,” including the subsections “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans Table,” which information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the information in the 2025 Proxy Statement set forth under the caption “Certain Relationships and Related Party Transactions” and “Board Composition – Director Independence”, which information is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche will be presented in the 2025 Proxy Statement set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” which information is incorporated herein by reference.

Portillo's Inc. Form 10-K | 76

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

ITEM 16.     FORM 10-K SUMMARY

None.

Portillo's Inc. Form 10-K | 77

Exhibit Index

Exhibit Number		Description	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Portillo's Inc. (incorporated by reference to the Company's Form 10-Q filed on November 18, 2021).
3.2		Amended and Restated Bylaws of Portillo’s Inc. (incorporated by reference to the Company's Form 10-Q filed on November 18, 2021).
4.1		Description of Capital Stock (incorporated by reference to the Company's Form 10-K filed on March 10, 2022).
10.1	†	Employment Agreement between PHD Group Holdings LLC and Susan Shelton, entered into as of August 1, 2014 (incorporated by reference to the Company's Form 10-Q filed on May 7, 2024).
10.2	†	Derrick Pratt Separation Agreement and Release (incorporated by reference to the Company's Form 10-Q filed on August 6, 2024).
10.5	†	Form of 2024 Performance Stock Unit Award Agreement under Portillo's Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed on May 7, 2024).
10.6	†	Form of 2024 Stock Option Award Agreement under Portillo's Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed on May 7, 2024).
10.7	†	Senior Executive Severance Plan (incorporated by reference to the Company's Form 10-Q filed on May 7, 2024).
10.8	†	Portillo’s Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed on November 18, 2021).
10.9		Registration Rights Agreement, dated as of October 21, 2021, by and among Portillo's Inc. and the other parties hereto (incorporated by reference to the Company's Form 10-K filed on March 10, 2022).
10.10	†	Form of Restricted Stock Unit Award Agreement under Portillo’s Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed on November 18, 2021).
10.11	†	Form of Option Award Agreement under Portillo’s Inc. 2021 Equity Incentive Plan (incorporated by reference to the Company's Form 10-Q filed on November 18, 2021).
10.12		Form of 2021 Executive Officer and Director Indemnification Agreement for Portillo’s Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 6, 2021).
10.13	†
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

Portillo's Inc. Form 10-K | 78

10.22
Credit Agreement, dated as of February 2, 2023, by and among PHD Intermediate LLC, Portillo’s Holdings, LLC, the Subsidiaries of the Borrower Party, Fifth Third Bank, National Association as Administrative Agent, L/C Issuer and Swing Line Lender and the other lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed on February 6, 2023).

10.23		Credit Agreement Amendment, dated as of January 27, 2025 (certain schedules omitted as permitted by Item 601(b)(2) of Regulation S-K and will be supplementally provided to the SEC upon request).	*
10.24		Amendment to Tax Receivable Agreement, dated as of January 24, 2025.	*
19.1		Portillo's Inc. Insider Trading Compliance Policy (incorporated by reference to the Company's Form 10-K filed on February 27, 2024).
21		Subsidiaries of Portillo's Inc.	*
23.1		Consent of Independent Registered Public Accounting Firm	*
31.1		Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2		Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
97	†	Portillo's Inc. Incentive-Based Compensation Recovery Policy (incorporated by reference to the Company's Form 10-K filed on February 27, 2024).
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH		XBRL Taxonomy Extension Schema Document	*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	*
104		Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith
†    Indicates a management contract or compensatory plan or agreement

Portillo's Inc. Form 10-K | 79

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: February 25, 2025	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Osanloo	President, Chief Executive Officer and Director	February 25, 2025
Michael Osanloo	(Principal Executive Officer)

/s/ Michelle Hook	Chief Financial Officer and Treasurer	February 25, 2025
Michelle Hook	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael A. Miles, Jr.	Chairman of the Board of Directors	February 25, 2025
Michael A. Miles, Jr.

/s/ Ann Bordelon	Director	February 25, 2025
Ann Bordelon

/s/ Paulette R. Dodson	Director	February 25, 2025
Paulette R. Dodson

/s/ Noah Glass	Director	February 25, 2025
Noah Glass

/s/ Gerard J. Hart	Director	February 25, 2025
Gerard J. Hart

/s/ Jack R. Hartung	Director	February 25, 2025
Jack R. Hartung

/s/ Joshua A. Lutzker	Director	February 25, 2025
Joshua A. Lutzker

Portillo's Inc. Form 10-K | 80