Form 10-Q
period 2025-03-30
Portillo's Inc.
filed 2025-05-06
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 30, 2025

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
☐     Yes     ☒     No
As of April 29, 2025, there were 64,082,529 shares of the registrant's Class A common stock, par value $0.01 per share, and 10,732,800 shares of the registrant's Class B common stock, par value $0.00001 per share, issued and outstanding.

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
•risks relating to the economy and financial markets, including in relation to trade policy changes and other macroeconomic uncertainty, including inflation, fluctuating interest rates, stock market volatility, recession concerns, and other factors;
•the impact of unionization activities of our team members on our reputation, operations and profitability;
•risks associated with our reliance on certain information technology systems, including our new enterprise resource planning system, and potential failures or interruptions;
•risks associated with data, privacy, cyber security and the use and implementation of information technology systems, including our digital ordering and payment platforms for our delivery business;
•risks associated with increased adoption, implementation and use of artificial intelligence technologies across our business;
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
•increases in food and other operating costs, tariffs and import taxes, and supply shortages; and
•other risks identified in our filings with the Securities and Exchange Commission (the “SEC").

All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 filed with the SEC on February 25, 2025, and subsequent filings with the SEC, which are available on the SEC's website at www.sec.gov.

The forward-looking statements included in this Form 10-Q are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	March 30, 2025	December 29, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$12,936	$22,876
Accounts and tenant improvement receivables	14,283	14,794
Inventories	6,675	7,915
Prepaid expenses	7,963	7,066
Total current assets	41,857	52,651
Property and equipment, net	366,132	358,975
Operating lease assets	228,114	222,390
Goodwill	394,298	394,298
Trade names	223,925	223,925
Other intangible assets, net	25,421	26,098
Equity method investment	15,942	16,056
Deferred tax assets	196,049	197,409
Other assets	7,558	8,284
Total other assets	863,193	866,070
TOTAL ASSETS	$1,499,296	$1,500,086

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,109	$45,516
Current portion of long-term debt	4,688	11,250
Current portion of Tax Receivable Agreement liability	9,007	7,686
Short-term debt	73,000	25,000
Deferred revenue	5,319	7,032
Short-term lease liability	6,543	6,013
Accrued expenses	34,244	33,072
Total current liabilities	165,910	135,569
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	242,147	275,422
Tax Receivable Agreement liability	307,239	316,893
Long-term lease liability	285,223	278,540
Other long-term liabilities	3,371	3,559
Total long-term liabilities	837,980	874,414
Total liabilities	1,003,890	1,009,983

COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 63,905,130 and 63,674,579 shares issued and outstanding at March 30, 2025 and December 29, 2024 , respectively.	639	637
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 10,732,800 and 10,732,800 shares issued and outstanding at March 30, 2025 and December 29, 2024, respectively.	—	—
Additional paid-in-capital	359,798	357,295
Retained earnings	46,442	43,129
Total stockholders' equity attributable to Portillo's Inc.	406,879	401,061
Non-controlling interest	88,527	89,042
Total stockholders' equity	495,406	490,103
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,499,296	$1,500,086
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Quarter Ended
	March 30, 2025	March 31, 2024

REVENUES, NET	$176,437	$165,831

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	61,102	56,961
Labor	46,868	43,302
Occupancy	10,021	9,340
Other operating expenses	21,790	19,857
Total restaurant operating expenses	139,781	129,460

General and administrative expenses	18,903	18,540
Pre-opening expenses	508	1,423
Depreciation and amortization	7,040	6,944
Net income attributable to equity method investment	(164)	(205)
Other income, net	(12)	(428)
OPERATING INCOME	10,381	10,097
Interest expense	5,749	6,530
Interest income	(71)	(79)
Tax Receivable Agreement liability adjustment	(647)	(561)
INCOME BEFORE INCOME TAXES	5,350	4,207
Income tax expense (benefit)	1,360	(1,137)
NET INCOME	3,990	5,344
Net income attributable to non-controlling interests	677	782
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$3,313	$4,562

Net income per common share attributable to Portillo's Inc.:
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

Weighted-average common shares outstanding:
Basic	63,837,940	57,437,782
Diluted	66,468,491	60,493,958

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Quarter Ended March 30, 2025 and March 31, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2023	55,502,375	$555	17,472,926	$—	$308,212	$13,612	$137,731	$460,110
Net income	—	—	—	—	—	4,562	782	5,344
Equity-based compensation	—	—	—	—	2,221	—	606	2,827
Activity under equity-based compensation plans	226,846	2	—	—	813	—	—	815
Redemption of LLC Interests	5,832,371	58	(5,832,371)	—	(58)	—	—	—
Non-controlling interest adjustment	—	—	—	—	46,475	—	(46,475)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(838)	(838)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(15,913)	—	—	(15,913)
Balance at March 31, 2024	61,561,592	615	11,640,555	—	341,750	18,174	91,806	452,345

Balance at December 29, 2024	63,674,579	637	10,732,800	—	357,295	43,129	89,042	490,103
Net income		—	—	—	—	3,313	677	3,990
Equity-based compensation	—	—	—	—	1,669	—	281	1,950
Activity under equity-based compensation plans	230,551	2	—	—	652	—	—	654
Non-controlling interest adjustment	—	—	—	—	182		(182)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(1,291)	(1,291)
Balance at March 30, 2025	63,905,130	$639	10,732,800	$—	$359,798	$46,442	$88,527	$495,406

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 5

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Quarter Ended
	March 30, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,990	$5,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,040	6,944
Amortization of debt issuance costs and discount	176	190
Loss on sales of assets	61	76
Equity-based compensation	1,950	2,827
Deferred income tax expense (benefit)	1,360	(1,137)
Tax Receivable Agreement liability adjustment	(647)	(561)
Gift card breakage	(301)	(300)
Changes in operating assets and liabilities:
Accounts receivable	527	(179)
Receivables from related parties	(8)	(37)
Inventories	1,240	223
Other current assets	(897)	1,228
Operating lease assets	2,383	2,213
Accounts payable	(6,876)	(3,500)
Accrued expenses and other liabilities	(227)	(3,792)
Operating lease liabilities	(975)	(1,025)
Deferred lease incentives	—	942
Other assets and liabilities	654	(379)
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,450	9,077
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,040)	(16,939)
NET CASH USED IN INVESTING ACTIVITIES	(19,040)	(16,939)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	48,000	17,000
Payments of long-term debt	(38,750)	(1,875)
Proceeds from equity offering, net of underwriting discounts	—	114,960
Repurchase of outstanding equity / Portillo's OpCo units	—	(114,960)
Distributions paid to non-controlling interest holders	(1,291)	(838)
Proceeds from stock option exercises	587	632
Employee withholding taxes related to net settled equity awards	(61)	(12)
Proceeds from Employee Stock Purchase Plan purchases	114	130
Payments of Tax Receivable Agreement liability	(7,686)	(4,429)
Payment of deferred financing costs	(1,263)	—
NET CASH (USED IN) PROVIDED BY IN FINANCING ACTIVITIES	(350)	10,608
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(9,940)	2,746
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	22,876	10,438
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$12,936	$13,184

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Quarter Ended
	March 30, 2025	March 31, 2024
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$6,158	$6,282
Income tax paid	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$8,007	$12,402
Establishment of liabilities under Tax Receivable Agreement	—	33,690

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

The Company operates restaurants in 10 states that serve Chicago-style hot dogs and sausages, Italian beef sandwiches, char-grilled burgers, chopped salads, crinkle-cut fries, homemade chocolate cake and more, along with two food production commissaries in Illinois. As of March 30, 2025 and December 29, 2024, the Company had 93 restaurants in operation. The Company also had two non-traditional locations in operation as of March 30, 2025 and December 29, 2024. These non-traditional locations include a food truck and a ghost kitchen (small kitchen with no store-front presence, used to fill online orders). Portillo's additionally has a 50% interest in a single restaurant owned by C&O Chicago, L.L.C. ("C&O"), which is excluded from the Company's restaurant count noted above. The Company’s principal corporate offices are located in Oak Brook, Illinois.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

All intercompany balances and transactions have been eliminated in consolidation.

The Company does not have any components of other comprehensive income (loss) recorded within its condensed consolidated financial statements, and therefore, does not separately present a statement of comprehensive income (loss).

Fiscal Year

The Company uses a 52- or 53-week fiscal year ending on the Sunday prior to or on December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2025 and 2024 consist of 52 weeks. The fiscal periods presented in this report are the quarters ended March 30, 2025 and March 31, 2024, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01 "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures-Clarifying the Effective Date", which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard for the year ended December 29, 2024. See Note 14. Segment Information for further detail.

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

Gift Cards

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues, net in the condensed consolidated statements of operations. The Company recognized gift card breakage of $0.3 million for both the quarters ended March 30, 2025 and March 31, 2024.

Portillo's Inc. Form 10-Q | 9

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability included in deferred revenue on the condensed consolidated balance sheets is as follows (in thousands):

	March 30, 2025	December 29, 2024
Gift card liability	$5,007	$6,875

Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in their respective gift card liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended
	March 30, 2025	March 31, 2024
Revenue recognized from gift card liability balance at the beginning of the year	$2,021	$2,070

Loyalty Program

On March 3, 2025, the Company launched Portillo’s Perks™, an app-less loyalty program that lives in guests’ digital wallets. The loyalty program (“Perks”) is a visit-based program, and guests earn rewards based on qualified visits.

The Company defers revenue based on the average selling price of food, beverages, or retail merchandise earned through qualifying visits, establishing a corresponding Perks liability within Deferred Revenue. Currently, the Company does not record breakage due to the short expiration period of 14 to 30 days after the reward is issued. Upon redemption of Perks, revenue is recognized for redeemed food, beverage, or retail merchandise, and the Perks liability is reduced accordingly. As of March 30, 2025, the Perks liability was immaterial.

NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	March 30, 2025	December 29, 2024
Raw materials	$4,297	$5,756
Work in progress	179	168
Finished goods	1,555	1,216
Consigned inventory	644	775
	$6,675	$7,915

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	March 30, 2025	December 29, 2024
Land and land improvements	$24,195	$24,100
Buildings and improvements	5,146	5,084
Furniture, fixtures, and equipment	180,823	177,443
Leasehold improvements	287,377	286,003
Transportation equipment	2,042	2,042
Construction-in-progress	20,852	12,348
	520,435	507,020
Less accumulated depreciation	(154,303)	(148,045)
	$366,132	$358,975

Portillo's Inc. Form 10-Q | 10

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $6.3 million and $6.2 million for the quarters ended March 30, 2025 and March 31, 2024, respectively, and was included in depreciation and amortization in the condensed consolidated statements of operations.

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year. No impairment charges were recognized for goodwill or indefinite-lived intangible assets for the quarters ended March 30, 2025 and March 31, 2024.

Intangible assets, net consisted of the following (in thousands):

	As of March 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangible subject to amortization:
Recipes	56,117	(30,696)	25,421
	$280,042	$(30,696)	$249,346

	As of December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangible subject to amortization:
Recipes	56,117	(30,019)	26,098
	$280,042	$(30,019)	$250,023

Amortization expense was $0.7 million for both the quarters ended March 30, 2025 and March 31, 2024, and is included in depreciation and amortization in the condensed consolidated statements of operations.
The estimated aggregate amortization expense related to intangible assets held at March 30, 2025 for the remainder of this year and the succeeding five years and thereafter is as follows (in thousands):

Estimated Amortization
2025 (excluding the quarter ended March 30, 2025)	$2,030
2026	2,707
2027	2,707
2028	2,707
2029	2,150
2030	1,369
2031 and thereafter	11,751
$25,421

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

Other assets consist of long-term prepaid expenses and a deferred compensation plan with related assets held in a rabbi trust. Other long-term liabilities consist of a deferred gain on a supplier arrangement. Long-term prepaid expenses and other long-term liabilities approximate fair values due to the nature of these financial instruments.

Deferred Compensation Plan - The Company maintains a rabbi trust to fund obligations under a deferred compensation plan. Amounts in the rabbi trust are invested in mutual funds, which are designated as trading securities carried at fair value. The fair value measurement of these trading securities is considered Level 1 of the fair value hierarchy as they are measured using quoted market prices.

As of March 30, 2025 and December 29, 2024, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	March 30, 2025	December 29, 2024
	Level 1	Level 1
Assets - Investments designated for deferred compensation plan
Cash accounts	$905	$988
Mutual funds	1,784	2,208
Total assets	$2,689	$3,196
As of March 30, 2025 and December 29, 2024, we had no Level 2 or Level 3 assets.
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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, net, operating lease assets, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the quarters ended March 30, 2025 and March 31, 2024.

Portillo's Inc. Form 10-Q | 12

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.     DEBT

Debt consisted of the following (in thousands):

	March 30, 2025	December 29, 2024
Term Loan	$250,000	$288,750
Revolver Facility	73,000	25,000
Unamortized discount and debt issuance costs	(3,165)	(2,078)
Total debt, net	319,835	311,672
Less: Short-term debt	(73,000)	(25,000)
Less: Current portion of long-term debt	(4,688)	(11,250)
Long-term debt, net	$242,147	$275,422
2025 Credit Agreement

On January 27, 2025 (the “2025 Credit Agreement Closing Date”), PHD Intermediate LLC ("Holdings"), Portillo’s Holdings LLC (the "Borrower"), the other Guarantors party thereto, the Lenders from time to time party thereto and Fifth Third Bank, National Association, as Administrative Agent (in such capacities, the "Administrative Agent"), the L/C Issuer and the Swing Line Lender entered into an amendment (the “Amendment”) to the credit agreement, dated as of February 2, 2023 (the "Existing Credit Agreement" and the Existing Credit Agreement as amended by the Amendment and as may be amended, restated, supplemented or otherwise modified from time to time thereafter, the "2025 Credit Agreement"), by and among Holdings, the Borrower, the other Guarantors from time to time party thereto, the Lenders from time to time party thereto and the Administrative Agent. The arrangement was accounted for as a debt modification.

The Existing Credit Agreement provided for a term A loan (the "2023 Term Loan") in an initial aggregate principal amount of $300.0 million and revolving credit commitments in an initial aggregate principal amount of $100.0 million (the "2023 Revolver Facility"). The Amendment provides for, among other things, (i) a $250 million term loan A facility (the “2025 Term Loan”) and (ii) revolving credit commitments in an initial aggregate principal amount of $150 million (the “2025 Revolver Facility” and, together with the Term Loan Facility, the “2025 Facilities”). The loans under each of the 2025 Facilities mature on January 27, 2030.

The 2023 Term Loan and 2023 Revolver Facility accrued, and the 2025 Term Loan and 2025 Revolver Facility will accrue interest at the forward-looking secured overnight financing rate ("SOFR") plus an applicable rate determined upon the consolidated total net rent adjusted leverage ratio, in each case subject to a 0.0% floor.

As of March 30, 2025, the interest rate on the 2025 Term Loan and 2025 Revolver Facility was 6.58% and 6.57%, respectively. Pursuant to the 2025 Credit Agreement, as of March 30, 2025, the commitment fees to maintain the 2025 Revolver Facility were 0.20%, and letter of credit fees were 2.25%. Commitment fees and letter of credit fees are recorded as interest expense in the condensed consolidated statements of operations. As of March 30, 2025, the effective interest rate was 7.02%.

As of March 31, 2024, the interest rates on the 2023 Term Loan and 2023 Revolver Facility were 7.96% and 7.93%, respectively. Pursuant to the Existing Credit Agreement as of March 31, 2024, the commitment fees to maintain the 2023 Revolver Facility were 0.20% and letter of credit fees were 2.50%. As of March 31, 2024, the effective interest rate was 8.37%.

The 2025 Term Loan Facility will amortize in quarterly installments equaling an aggregate amount of $6.3 million for the first 2 years following the 2025 Credit Agreement Closing Date, (ii) $12.5 million for the third and fourth years following the 2025 Credit Agreement Closing Date and (iii) $25.0 million for the fifth year following the 2025 Credit Agreement Closing Date, commencing on the last day of the first full fiscal quarter ended after the 2025 Credit Agreement Closing Date, with the balance payable on the final maturity date.

As of March 30, 2025, outstanding borrowings under the 2025 Credit Agreement totaled $323.0 million, comprised of $250.0 million under the 2025 Term Loan, and $73.0 million under the 2025 Revolver Facility. Letters of credit issued under the 2025 Revolver Facility totaled $5.3 million. As a result, as of March 30, 2025, the Company had $71.7 million available under the 2025 Revolver Facility.

As of December 29, 2024, outstanding borrowings under the Existing Credit Agreement totaled $313.8 million, comprised of $288.8 million under the 2023 Term Loan, and $25.0 million under the 2023 Revolver Facility. Letters of credit issued under the 2023 Revolver Facility totaled $5.3 million. As a result, as of December 29, 2024, the Company had $69.7 million available under the 2023 Revolver Facility. All amounts

Portillo's Inc. Form 10-Q | 13

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

outstanding under the 2023 Term Loan and 2023 Revolver Facility were refinanced in connection with the Amendment.

Discount, Debt Issuance Costs and Interest Expense

Pursuant to the 2025 Credit Agreement, the Company capitalized deferred financing costs and issuance discounts of $1.3 million. The remaining unamortized costs under the 2023 Credit Agreement were $2.0 million. The total deferred financing costs and issuance discounts of $3.3 million will be amortized over the term of the 2025 Credit Agreement.

The Company amortized an immaterial amount of deferred financing costs during both the quarters ended March 30, 2025 and March 31, 2024, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company also amortized $0.1 million and $0.2 million in original issue discount related to the long-term debt during the quarters ended March 30, 2025 and March 31, 2024, respectively, which is included in interest expense in the condensed consolidated statements of operations.

Total interest expense was $5.7 million and $6.5 million for the quarters ended March 30, 2025 and March 31, 2024, respectively.

Fair Value of Debt

As of March 30, 2025 and December 29, 2024, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

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

As of March 30, 2025, the Company was in compliance with financial covenants in the 2025 Credit Agreement.

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

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	March 30, 2025		December 29, 2024
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	63,905,130	85.6%	63,674,579	85.6%
pre-IPO LLC Members	10,732,800	14.4%	10,732,800	14.4%
Total	74,637,930	100.0%	74,407,379	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for the quarters ended March 30, 2025 and March 31, 2024 was 14.4% and 21.4%, respectively.

Portillo's Inc. Form 10-Q | 14

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Quarter Ended
	March 30, 2025	March 31, 2024
Net income attributable to Portillo's Inc.	$3,313	$4,562
Activity under equity-based compensation plans	652	813
Non-controlling interest adjustment	182	46,475
Redemption of LLC Units	—	(58)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	(15,913)
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$4,147	$35,879

NOTE 10.    EQUITY-BASED COMPENSATION
Equity-based compensation expense is calculated based on equity awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.

Equity-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Quarter Ended
	March 30, 2025	March 31, 2024
Labor	$353	$408
General and administrative expenses	1,597	2,419
Total equity-based compensation expense	$1,950	$2,827

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

Income Tax Expense

The effective income tax rate for the quarters ended March 30, 2025 and March 31, 2024 was 25.4% and (27.0)%, respectively. The increase in our effective income tax rate for the quarter ended March 30, 2025 compared to the quarter ended March 31, 2024 was primarily driven by lapping the prior year's reduction in the valuation allowance as a result of the Q1 2024 Secondary Offering. The Company’s annual effective tax rate differs from the statutory rate of 21% primarily because of state and local taxes, deferred tax adjustments and impacts from equity-based award activity partially offset by the portion of Portillo's OpCo earnings that are attributable to non-controlling interest that the Company is not liable for federal or state income taxes.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 30, 2025, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to the basis difference in its investment in Portillo's OpCo that will never be realizable or only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize) are more likely than not to be realized.

Portillo's Inc. Form 10-Q | 15

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tax Receivable Agreement

As of March 30, 2025, we estimated that our obligation for future payments under the TRA liability totaled $316.2 million. For the quarters ended March 30, 2025 and March 31, 2024, the Company made TRA payments of $7.7 million relating to tax year 2023 and $4.4 million relating to tax year 2022, respectively. We expect a payment of $9.0 million relating to tax year 2024 to be paid within the next 12 months.

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

The computations of basic and diluted earnings per share for the quarters ended March 30, 2025 and March 31, 2024 are as follows (in thousands):

	Quarter Ended
	March 30, 2025	March 31, 2024
Net income	$3,990	$5,344
Net income attributable to non-controlling interests	677	782
Net income attributable to Portillo's Inc.	$3,313	$4,562

Shares:
Weighted-average number of common shares outstanding-basic	63,838	57,438
Dilutive share awards	2,631	3,056
Weighted-average number of common shares outstanding-diluted	66,468	60,494

Basic net income per share	$0.05	$0.08
Diluted net income per share	$0.05	$0.08

Shares of the Company’s Class B Common Stock do not participate in the earnings or losses of Portillo's Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B Common Stock under the two-class method has not been presented.

The following shares were excluded from the calculation of diluted earnings per share because they would be antidilutive (in thousands):

	Quarter Ended
	March 30, 2025	March 31, 2024
Performance Stock Options (1)	1,377	1,748
Performance Stock Units (1)	291	—
Restricted Stock Units	3	26
Stock Options	311	12
Total shares excluded from diluted net income per share	1,982	1,786
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

NOTE 14.    SEGMENT INFORMATION

The Company's chief operating decision maker (the "CODM") is its Chief Executive Officer. As the CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, the Company has one operating segment and one reportable segment.

The CODM allocates resources and assesses performance of the Company based on net income (loss), as reported on the condensed consolidated statement of operations, which as the segment measure of profit and loss that is closest to GAAP, is the required segment measure. Net income was $4.0 million and $5.3 million for the quarters ended March 30, 2025 and March 31, 2024, respectively. In addition to net income (loss), the CODM also reviews revenue, operating income (loss), restaurant-level adjusted EBITDA, and adjusted EBITDA.

The CODM reviews these measures (i) to evaluate the Company's operating results and the effectiveness of business strategies, (ii) internally as benchmarks to compare the Company's performance to its competitors and (iii) as factors in evaluating management's performance when determining incentive compensation. Additionally, the Company believes these measures are important to evaluate the performance and profitability of our restaurants, individually and in the aggregate.

The CODM does not review segment assets and segment expenses at a level different than what is reported in the Company's condensed consolidated balance sheet and condensed consolidated statement of operations. Additionally, the CODM regularly receives information about the Company's capital expenditures which are reported in the Company's condensed consolidated statement of cash flows as purchase of property and equipment under investing activities.

No guest accounts for 10% or more of our revenues.

NOTE 15.    RELATED PARTY TRANSACTIONS

As of March 30, 2025 and December 29, 2024 the related parties’ receivables balance consisted of $0.3 million, due from C&O, which is included in accounts and tenant improvement receivables in the condensed consolidated balance sheets.

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

The Company incurred the following Olo-related costs for the quarters ended March 30, 2025 and March 31, 2024 (in thousands):

	Quarter Ended
	March 30, 2025	March 31, 2024
Food, beverage and packaging costs	$487	$502
Other operating expenses	151	102
Total Olo-related costs	$638	$604

As of March 30, 2025 and December 29, 2024, $0.4 million were payable to Olo and were included in accounts payable in the condensed consolidated balance sheets.

Portillo's Inc. Form 10-Q | 17

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tax Receivable Agreement

We are party to a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. For the quarters ended March 30, 2025 and March 31, 2024, the Company made TRA payments of $7.7 million relating to tax year 2023 and $4.4 million relating to tax year 2022, respectively. We expect a payment of $9.0 million relating to tax year 2024 to be paid within the next 12 months.

(in thousands)	March 30, 2025	December 29, 2024
Current portion of Tax Receivable Agreement liability	$9,007	$7,686
Tax receivable agreement liability	307,239	316,893

NOTE 16.    SUBSEQUENT EVENTS

On April 28, 2025, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with Engaged Capital, LLC and certain of its affiliates (the “Engaged Group”). Pursuant to the Cooperation Agreement, the Engaged Group withdrew its notice to nominate two directors for election to the Company’s board of directors at the 2025 annual meeting and the parties agreed to cooperate to identify candidates for appointment to the Board who possess recent relevant experience in the restaurant industry as an operator and certain other covenants. The Company also agreed to reimburse the Engaged Group for its reasonable, documented out-of-pocket fees and expenses incurred in connection with the negotiation and execution of the Cooperation Agreement, the 2025 annual meeting and the matters related thereto in an amount not to exceed $300,000. Such reimbursement is expected to be in an amount equal to approximately $300,000, which is expected to be paid in May 2025.

The foregoing summary of the Cooperation Agreement does not purport to be complete and is subject to, and qualified in its entirety, by the full text of the Cooperation Agreement, which filed as Exhibit 10.5 to this Form 10-Q.

Portillo's Inc. Form 10-Q | 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Cautionary Statements Concerning Forward-Looking Statements” in this report and under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.

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

As of March 30, 2025, we owned and operated 94 Portillo’s restaurants across ten states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Financial Highlights for the Quarter Ended March 30, 2025 vs. Quarter Ended March 31, 2024:

•Total revenue increased 6.4% or $10.6 million to $176.4 million;
•Same restaurant sales increased 1.8%;
•Operating income increased $0.3 million to $10.4 million;
•Net income decreased $1.4 million to $4.0 million;
•Restaurant-Level Adjusted EBITDA* increased $0.3 million to $36.7 million; and
•Adjusted EBITDA* decreased $0.6 million to $21.2 million.

* Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income (loss) and Restaurant-Level Adjusted EBITDA to operating income the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Portillo's Inc. Form 10-Q | 19

Recent Developments and Trends

In the quarter ended March 30, 2025, total revenue grew 6.4% or $10.6 million primarily due to new restaurant openings in 2024 and an increase in same-restaurant sales. Same-restaurant sales increased 1.8% during the quarter ended March 30, 2025, compared to a 1.2% same-restaurant sales decline during the quarter ended March 31, 2024. Refer to "Selected Operating Data" section below for definition of Same-Restaurant Sales.

In the quarter ended March 30, 2025, commodity inflation was 3.4%, compared to 4.8% for the quarter ended March 31, 2024. Labor, as a percentage of revenue, net increased 0.5% during the quarter ended March 30, 2025, compared to the quarter ended March 31, 2024, primarily due to lower transactions, an increase in benefit expenses, and incremental wage rate increases, partially offset by an increase in our average check and labor efficiencies. We increased certain menu prices by approximately 1.5% during January of 2025 and by approximately 1.0% in April 2025. We will continue to prioritize strategies to drive higher traffic and mix at our restaurants while optimizing returns and retaining our top talent.

In the quarter ended March 30, 2025, total revenue, operating income, and restaurant-level adjusted EBITDA improved versus the prior year. Our strategy is guided by the following four key pillars, each with a focus on driving traffic, improving margins, and maximizing returns:

•Running world class operations: excellence in hospitality, drive-thru optimization, accuracy & guest recovery, optimize new restaurant openings

•Innovating and amplifying the Portillo's experience: new market awareness, loyalty-driven value, expand guest base via digital engagement, purposeful menu innovation

•Building restaurants with industry-leading returns: smarter spaces, optimized investments, maximize unit economics, scale quickly, standardize processes

•Taking great care of our teams: meaningful work environment, igniting talent and careers, total rewards that matter, enhanced

In 2025, our traffic driving strategies include (1) the launch of our "Portillo's Perks” TM loyalty program, (2) advertising beyond Chicagoland, (3) operational improvements in speed of service, accuracy and hospitality, and (4) driving kiosk usage. Additionally, early in the second quarter, we announced that we are testing breakfast at five locations in Chicagoland.

Development Highlights

No new restaurants were opened during the quarter ended March 30, 2025.

In fiscal 2025, we plan to open 12 new restaurants. Our near-term restaurant growth strategy is focused on leveraging our proven unit economic model in markets primarily outside Chicagoland with favorable macro-economic tailwinds where we already have a presence. Particularly, our current focus continues to be in the Sunbelt, primarily in Texas, with plans to enter the Atlanta, Georgia and San Antonio, Texas markets in the second half of 2025. Additionally, we plan to open our first in-line, walk-up restaurant format later this year. Simultaneously, we will continue to fill-in existing markets, including Chicagoland and adjacent markets as opportunities come available.

Portillo's Inc. Form 10-Q | 20

Consolidated Results of Operations

The following table summarizes our results of operations for the quarter ended March 30, 2025 and March 31, 2024 (in thousands):

	Quarter Ended
	March 30, 2025		March 31, 2024
REVENUES, NET	$176,437	100.0%	$165,831	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	61,102	34.6%	56,961	34.3%
Labor	46,868	26.6%	43,302	26.1%
Occupancy	10,021	5.7%	9,340	5.6%
Other operating expenses	21,790	12.4%	19,857	12.0%
Total restaurant operating expenses	139,781	79.2%	129,460	78.1%
General and administrative expenses	18,903	10.7%	18,540	11.2%
Pre-opening expenses	508	0.3%	1,423	0.9%
Depreciation and amortization	7,040	4.0%	6,944	4.2%
Net income attributable to equity method investment	(164)	(0.1)%	(205)	(0.1)%
Other income, net	(12)	—%	(428)	(0.3)%
OPERATING INCOME	10,381	5.9%	10,097	6.1%
Interest expense	5,749	3.3%	6,530	3.9%
Interest income	(71)	—%	(79)	—%
Tax Receivable Agreement liability adjustment	(647)	(0.4)%	(561)	(0.3)%
INCOME BEFORE INCOME TAXES	5,350	3.0%	4,207	2.5%
Income tax expense (benefit)	1,360	0.8%	(1,137)	(0.7)%
NET INCOME	3,990	2.3%	5,344	3.2%
Net income attributable to non-controlling interests	677	0.4%	782	0.5%
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$3,313	1.9%	$4,562	2.8%
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

Revenues for the quarter ended March 30, 2025 were $176.4 million compared to $165.8 million for the quarter ended March 31, 2024, an increase of $10.6 million or 6.4%. The increase in revenues was primarily attributed to the opening of ten restaurants in 2024 and an increase in our same-restaurant sales. Restaurants not in our Comparable Restaurant Base (as defined in "Selected Operating Data" below) contributed $7.9 million of the total year-over-year increase. Same-restaurant sales increased 1.8%, or $2.6 million in the quarter. The same-restaurant sales increase was attributable to an increase in average check of 4.9%, partially offset by a 3.1% decrease in transactions. The higher average check was driven by an approximate 4.4% increase in certain menu prices and a 0.5% increase in product mix. To address inflationary cost pressures, we increased select menu prices by approximately 1.5% in January 2025 and by approximately 1.0% in April 2025. For the purpose of calculating same-restaurant sales for the quarter ended March 30, 2025, sales for 74 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base.

Portillo's Inc. Form 10-Q | 21

The following table summarizes the Company's revenue for the quarter ended March 30, 2025 and March 31, 2024 (in thousands):

	Quarter Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
Same-restaurant sales (74 restaurants) (1)	$147,080	$144,441	$2,639	1.8%
Restaurants not yet in comparable base opened in fiscal 2024 (10 restaurants) (1)	11,939	579	11,360	1,962.0%
Restaurants not yet in comparable base opened in fiscal 2023 (9 restaurants) (1)	14,340	17,814	(3,474)	(19.5)%
Other (2)	3,078	2,997	81	2.7%
Revenues, net	$176,437	$165,831	$10,606	6.4%
(1) Total restaurants indicated are as of March 30, 2025. Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
(2) Includes revenue from direct shipping sales and non-traditional locations.

Food, Beverage and Packaging Costs

Food, beverage and packaging costs include the direct costs associated with food and beverages, including paper products and third-party delivery commissions. The components of food, beverage and packaging costs are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs, as well as geographic scale and proximity.

Food, beverage and packaging costs for the quarter ended March 30, 2025 were $61.1 million compared to $57.0 million for the quarter ended March 31, 2024, an increase of $4.1 million or 7.3%. This increase was primarily driven by the opening of ten restaurants in 2024 and a 3.4% increase in commodity prices. As a percentage of revenues, net, food, beverage and packaging costs increased 0.3% during the quarter ended March 30, 2025. The increase was primarily due to an increase in certain commodity prices, partially offset by an increase in average check.

Labor Expenses

Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the quarter ended March 30, 2025 were $46.9 million compared to $43.3 million for the quarter ended March 31, 2024, an increase of $3.6 million or 8.2%. This increase was primarily driven by the opening of ten restaurants in 2024 and incremental investments to support our team members. As a percentage of revenues, net, labor increased 0.5% primarily due to lower transactions, an increase in benefit expenses, and incremental wage rate increases, partially offset by an increase in our average check and labor efficiencies.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes, and exclude occupancy expenses associated with unopened restaurants, which are recorded separately in pre-opening expenses.

Occupancy expenses for the quarter ended March 30, 2025 were $10.0 million compared to $9.3 million for the quarter ended March 31, 2024, an increase of $0.7 million or 7.3%, primarily driven by the opening of ten restaurants in 2024. As a percentage of revenues, net, occupancy expenses increased 0.1%.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other operating expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the quarter ended March 30, 2025 were $21.8 million compared to $19.9 million for the quarter ended March 31, 2024, an increase of $1.9 million or 9.7%, primarily due to the opening of ten restaurants in 2024, and an increase in repairs and maintenance and utilities, partially offset by lower cleaning expenses due to vendor renegotiation. As a percentage of revenues, net, operating expenses increased 0.4%.

Portillo's Inc. Form 10-Q | 22

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

General and administrative expenses for the quarter ended March 30, 2025 were $18.9 million compared to $18.5 million for the quarter ended March 31, 2024, an increase of $0.4 million or 2.0%. This increase was primarily driven by higher software license fees related to our enterprise resource planning ("ERP") and human capital management ("HCM") system implementations and advertising expenses driven by advertising campaigns in Dallas-Fort Worth and Phoenix markets, partially offset by lower equity-based compensation.

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

Pre-opening expenses for the quarter ended March 30, 2025 were $0.5 million compared to $1.4 million for the quarter ended March 31, 2024, a decrease of $0.9 million or 64.3%. The decrease was due to the number and timing of activities related to our planned restaurant openings for the quarter ended March 30, 2025 as compared to the quarter ended March 31, 2024.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including land improvements, buildings and improvements, fixtures and equipment, leasehold improvements, and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for the quarter ended March 30, 2025 was $7.0 million compared to $6.9 million for the quarter ended March 31, 2024, an increase of $0.1 million or 1.4%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of ten restaurants in 2024.

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

Net income attributable to equity method investment for both the first quarters ended March 30, 2025 and March 31, 2024 was $0.2 million.

Other Income, Net

Other income, net, includes among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains or losses on asset disposals.

Other income, net, for the quarter ended March 30, 2025 was $0.01 million compared to $0.4 million for the quarter ended March 31, 2024, a decrease of $0.4 million or 97.2%. This decrease was primarily driven by an increase in trading losses in the rabbi trust used to fund our deferred compensation plan and reduced sales tax filing discounts due to the new statutory cap implemented in Illinois on January 1, 2025.

Portillo's Inc. Form 10-Q | 23

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for the quarter ended March 30, 2025 was $5.7 million compared to $6.5 million for the quarter ended March 31, 2024, a decrease of $0.8 million or 12.0%. This decrease was primarily driven by a lower effective interest rate attributable to the improved lending terms associated with our 2025 Credit Agreement amendment, partially offset by additional borrowings on the revolver facility.

Our effective interest rate was 7.02% as of March 30, 2025 and 8.37% as of March 31, 2024.

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents.

Interest income for both the quarters ended March 30, 2025 and March 31, 2024 was $0.1 million.

Tax Receivable Agreement Liability Adjustment

We are party to a Tax Receivable Agreement liability with certain members of PHD Group Holdings LLC and its subsidiaries ("Portillo's OpCo”) that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. On January 24, 2025, we entered into an Amendment to the Tax Receivable Agreement (the "Amendment") with Portillo's OpCo and the TRA Party Representative, as defined in the agreement. The Amendment replaces the LIBOR based interest rate with a Term Secured Overnight Financing Rate ("SOFR") based rate.

The Tax Receivable Agreement liability adjustment was $0.6 million for both the quarters ended March 30, 2025 and March 31, 2024 related to a remeasurement primarily due to activity under equity-based compensation plans.

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

Income tax expense for the quarter ended March 30, 2025 was $1.4 million compared to a benefit of $1.1 million for the quarter ended March 31, 2024, an increase of $2.5 million or 219.6%. Our effective income tax rate for the quarter ended March 30, 2025 was 25.4%, compared to (27.0)% for the quarter ended March 31, 2024. The increase in our effective income tax rate for the quarter ended March 30, 2025 compared to the quarter ended March 31, 2024 was primarily driven by lapping of prior year's reduction in the valuation allowance as a result of the Q1 2024 Secondary Offering.

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

Net income attributable to non-controlling interests for the quarter ended March 30, 2025 was $0.7 million, compared to net income attributable to non-controlling interests of $0.8 million for the quarter ended March 31, 2024, a decrease of $0.1 million or 13.4%. The decrease in net income attributable to non-controlling interests for the quarter ended March 30, 2025 was primarily due to a decrease in the non-controlling interest holders' weighted average ownership from 21.4% for the quarter ended March 31, 2024 to 14.4% for the quarter ended March 30, 2025, and a decrease in net income for the quarter ended March 30, 2025 compared to the quarter ended March 31, 2024.

Portillo's Inc. Form 10-Q | 24

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

	Quarter Ended
	March 30, 2025	March 31, 2024
Total Restaurants (a)	94	85
AUV (in millions) (a)	$8.7	$9.0
Change in same-restaurant sales (b) (c)	1.8%	(1.2)%
Adjusted EBITDA (in thousands) (b)	$21,209	$21,777
Adjusted EBITDA Margin (b)	12.0%	13.1%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$36,656	$36,371
Restaurant-Level Adjusted EBITDA Margin (b)	20.8%	21.9%
(a) Includes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity. AUVs for the quarters ended March 30, 2025 and March 31, 2024 represent AUVs for the twelve months ended March 30, 2025 and March 31, 2024, respectively. Total restaurants indicated are as of March 30, 2025.
(b) Excludes C&O.
(c) For the quarter ended March 31, 2024, same-restaurant sales compares the 13 weeks from January 1, 2024 through March 31, 2024 to the 13 weeks from January 2, 2023 through April 2, 2023.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). For the quarter ended March 30, 2025 and March 31, 2024, there were 74 and 69 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes C&O.

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

Portillo's Inc. Form 10-Q | 25

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

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended
	March 30, 2025	March 31, 2024
Net income	$3,990	$5,344
Net income margin	2.3%	3.2%
Depreciation and amortization	7,040	6,944
Interest expense	5,749	6,530
Interest income	(71)	(79)
Income tax expense (benefit)	1,360	(1,137)
EBITDA	18,068	17,602
Deferred rent (1)	1,376	1,170
Equity-based compensation	1,950	2,827
Cloud-based software implementation costs (2)	183	125
Amortization of cloud-based software implementation costs (3)	218	—
Other loss (4)	61	75
Transaction-related fees and expenses (5)	—	539
Tax Receivable Agreement liability adjustment (6)	(647)	(561)
Adjusted EBITDA	$21,209	$21,777
Adjusted EBITDA Margin (7)	12.0%	13.1%
(1) Represents the difference between cash rent payments and the recognition of straight-line rent expense recognized over the lease term.
(2) Represents non-capitalized third party consulting and software licensing costs incurred in connection with the implementation of a new ERP and HCM systems which are included within general and administrative expenses.
(3) Represents amortization of capitalized cloud-based ERP system implementation costs that are included within general and administrative expenses.

Portillo's Inc. Form 10-Q | 26

(4) Represents loss on disposal of property and equipment included within other income, net.
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

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended
	March 30, 2025	March 31, 2024
Operating income	$10,381	$10,097
Operating income margin	5.9%	6.1%
Plus:
General and administrative expenses	18,903	18,540
Pre-opening expenses	508	1,423
Depreciation and amortization	7,040	6,944
Net income attributable to equity method investment	(164)	(205)
Other income, net	(12)	(428)
Restaurant-Level Adjusted EBITDA	$36,656	$36,371
Restaurant-Level Adjusted EBITDA Margin (1)	20.8%	21.9%
(1) Restaurant-Level Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our 2025 Revolver Facility. As of March 30, 2025, we maintained a cash and cash equivalents and restricted cash balance of $12.9 million and had $71.7 million of availability under our 2025 Revolver Facility, after giving effect to $5.3 million in outstanding letters of credit.

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

Portillo's Inc. Form 10-Q | 27

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

As of March 30, 2025, we estimate that our obligation for future payments under the TRA totaled $316.2 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $372.1 million as of March 30, 2025. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $316.2 million, primarily over the next 15 years, substantially declining in year 16 through year 47. In the quarter ended March 30, 2025 and March 31, 2024, we made TRA payments of $7.7 million relating to tax year 2023 and $4.4 million relating to tax year 2022, respectively. We expect a payment of $9.0 million relating to tax year 2024 to be paid within the next 12 months.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Quarter Ended
	March 30, 2025	March 31, 2024
Net cash provided by operating activities	$9,450	$9,077
Net cash used in investing activities	(19,040)	(16,939)
Net cash (used in) provided by financing activities	(350)	10,608
Net (decrease) increase in cash and cash equivalents and restricted cash	(9,940)	2,746
Cash and cash equivalents and restricted cash at beginning of period	22,876	10,438
Cash and cash equivalents and restricted cash at end of period	$12,936	$13,184
Operating Activities

Net cash provided by operating activities for the quarter ended March 30, 2025 was $9.5 million compared to net cash provided by operating activities of $9.1 million for the quarter ended March 31, 2024, an increase of $0.4 million or 4.1%. This increase was primarily driven by the change in non-cash items of $1.6 million and operating assets and liabilities of $0.1 million, partially offset by a decrease in net income of $1.4 million.

The $1.6 million change from the quarter ended March 30, 2025 in non-cash charges is primarily driven by an increase in our deferred income tax expense, partially offset by lower equity-based compensation expense. The $0.1 million change in our operating assets and liabilities balances was primarily driven by operating assets and liabilities being a use of net cash of $4.2 million in the quarter ended March 30, 2025, compared to a use of net cash of $4.3 million in quarter ended March 31, 2024 driven by the change in accounts payable, accrued expenses and other liabilities, other current assets, and inventory in the quarter ended March 30, 2025. The decrease in net income for the quarter ended March 30, 2025 was primarily due to the factors driving the aforementioned change in revenues and expenses as described in the condensed consolidated results of operations in the quarter ended March 30, 2025 compared to the quarter ended March 31, 2024.

Investing Activities

Net cash used in investing activities was $19.0 million for the quarter ended March 30, 2025 compared to $16.9 million for the quarter ended March 31, 2024, an increase of $2.1 million or 12.4%. This increase was primarily due to due to the number of builds in process and planned restaurant openings in 2025, partially offset by adopting a more cost effective restaurant format.

Portillo's Inc. Form 10-Q | 28

Financing Activities

Net cash used in financing activities was $0.4 million for the quarter ended March 30, 2025 compared to net cash provided by financing activities of $10.6 million for the quarter ended March 31, 2024, a decrease of $11.0 million or 103.3%. This decrease is primarily due to the payment and borrowing of long-term debt in connection with our refinancing during the quarter ended March 30, 2025, as described in Note 8. Debt, and an increase of $3.3 million in payments related to the Tax Receivable Agreement liability for the quarter ended March 30, 2025 as compared to the quarter ended March 31, 2024.

2025 Revolver Facility and Liens

On January 27, 2025, PHD Intermediate LLC, Portillo’s Holdings LLC, the other Guarantors party thereto, the Lenders from time to time party thereto and Fifth Third Bank, National Association, as Administrative Agent, the L/C Issuer and the Swing Line Lender entered into an amendment (the “Amendment”) to the 2023 Credit Agreement (as amended by the Amendment and as may be amended, restated, supplemented or otherwise modified from time to time thereafter, the “2025 Credit Agreement”).

The Amendment provides for, among other things, (i) a $250 million term loan A facility (the “2025 Term Loan”) and (ii) revolving credit commitments in an initial aggregate principal amount of $150 million (the “2025 Revolver Facility” and, together with the Term Loan Facility, the “2025 Facilities”), the proceeds of which will be used to refinance indebtedness under the 2023 Credit Agreement, for general corporate purposes and working capital needs and for other activities permitted under the 2025 Credit Agreement. The loans under each of the 2025 Facilities mature on January 27, 2030.

As of March 30, 2025, we had $73.0 million of borrowings under the 2025 Revolver Facility, and letters of credit issued under the 2025 Revolver Facility totaled $5.3 million. As a result, as of March 30, 2025, the Company had $71.7 million available under the 2025 Revolver Facility.

The 2025 Credit Agreement contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including limitations on indebtedness, liens, investments, negative pledges, dividends, junior financings and other fundamental changes. As of March 30, 2025, the Company was in compliance with financial covenants in the 2025 Credit Agreement.

Material Cash Requirements

There have been no material changes to the material cash requirements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, other than those payments made in the ordinary course of business.

Refer to Note 8. Debt for a description of a Credit Agreement and the repayment of borrowings.

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates or significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Refer to Note 2. Summary Of Significant Accounting Policies for the Company's assessment of all other recently issued accounting pronouncements.

Portillo's Inc. Form 10-Q | 29

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2025 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Portillo's Inc. Form 10-Q | 30

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding certain legal proceedings to which the Company is a party are discussed in Note 13. Contingencies in the notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under the Second Amended and Restated LLC Agreement of Portillo's OpCo dated as of October 20, 2021 (the "OpCo LLCA"), the holders of LLC units (other than the Company) may from time to time require Portillo's OpCo to redeem all or a portion of their LLC Units for newly-issued shares of Class A common stock on a one-for-one basis in accordance with the terms of the OpCo LLCA.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 and non-Rule 10b5-1 Trading Arrangements

During the quarter ended March 30, 2025, the following director of the Company adopted a "Rule 10b5-1 trading arrangement" as defined in Item 408(a) of Regulation S-K:

Name/ Title	Type of Plan	Original Adoption Date	Termination Date		Aggregate Number of Securities to be Sold	Plan Description
Gerard J. Hart, Director	10b5-1 Trading Plan	March 14, 2025	March 13, 2026	(a)	Up to 29,821	Exercise of options and sale of resulting shares
(a) The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the potential of sale of up to an aggregate of 29,821 shares of the Company's common stock until the earlier of (1) March 13, 2026 or (2) the date on which all such shares have been sold under the plan.

Other than as disclosed above, no director or officer of the Company adopted, amended, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K during the quarter ended March 30, 2025.

Portillo's Inc. Form 10-Q | 31

Item 6. Exhibits.

Exhibit Number		Description	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Portillo's Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
3.2		Amended and Restated Bylaws of Portillo’s Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
10.1	†	Offer letter from Portillo's Hot Dogs, LLC to Kelly Kaiser, as of July 10, 2023	*
10.2	†	Offer letter from Portillo's Hot Dogs, LLC to Michael Ellis, as of August 2, 2022	*
10.3
Credit Agreement Amendment, dated as of January 27, 2025 (certain schedules omitted as permitted by Item 601(b)(2) of Regulation S-K and will be supplementally provided to the SEC upon request) (incorporated by reference to the Company's Form 10-K filed on February 25,2025)

10.4		Amendment to Tax Receivable Agreement, dated as of January 24, 2025 (incorporated by reference to the Company's Form 10-K filed on February 25, 2025)
10.5		Cooperation Agreement, dated as of April 28, 2025, (incorporated by reference to the Company's Form 8-K filed on April 28, 2025)
31.1		Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2		Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH		XBRL Taxonomy Extension Schema Document	*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	*
104		Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith
†    Indicates a management contract or compensatory plan or agreement

Portillo's Inc. Form 10-Q | 32

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: May 6, 2025	By:	/s/ Michael Osanloo
Michael Osanloo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Portillo's Inc. Form 10-Q | 33