Form 10-Q
period 2025-06-29
Portillo's Inc.
filed 2025-08-05
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 29, 2025

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
☐     Yes     ☒     No
As of July 29, 2025, there were 71,905,580 shares of the registrant's Class A common stock, par value $0.01 per share, and 3,442,335 shares of the registrant's Class B common stock, par value $0.00001 per share, issued and outstanding.

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
•risks relating to the economy and financial markets, including in relation to trade and tax policy changes and other macroeconomic uncertainty, including inflation, fluctuating interest rates, stock market volatility, recession concerns, and other factors;
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

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

+

	June 29, 2025	December 29, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$16,621	$22,876
Accounts and tenant improvement receivables	17,669	14,794
Inventories	10,098	7,915
Prepaid expenses	5,905	7,066
Total current assets	50,293	52,651
Property and equipment, net	384,883	358,975
Operating lease assets	243,220	222,390
Goodwill	394,298	394,298
Trade names	223,925	223,925
Other intangible assets, net	24,745	26,098
Equity method investment	15,538	16,056
Deferred tax assets	209,051	197,409
Other assets	7,777	8,284
Total other assets	875,334	866,070
TOTAL ASSETS	$1,553,730	$1,500,086

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,683	$45,516
Current portion of long-term debt	6,250	11,250
Current portion of Tax Receivable Agreement liability	9,177	7,686
Short-term debt	70,000	25,000
Deferred revenue	4,970	7,032
Short-term operating lease liabilities	6,458	6,013
Accrued expenses	30,730	33,072
Total current liabilities	171,268	135,569
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	240,758	275,422
Tax Receivable Agreement liability	343,717	316,893
Long-term operating lease liabilities	306,692	278,540
Other long-term liabilities	3,498	3,559
Total long-term liabilities	894,665	874,414
Total liabilities	1,065,933	1,009,983

COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 71,890,168 and 63,674,579 shares issued and outstanding at June 29, 2025 and December 29, 2024 , respectively.	719	637
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 3,442,335 and 10,732,800 shares issued and outstanding at June 29, 2025 and December 29, 2024, respectively.	—	—
Additional paid-in-capital	403,068	357,295
Retained earnings	55,146	43,129
Total stockholders' equity attributable to Portillo's Inc.	458,933	401,061
Non-controlling interest	28,864	89,042
Total stockholders' equity	487,797	490,103
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,553,730	$1,500,086
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Quarter Ended		Two Quarters Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024

REVENUES, NET	$188,456	$181,862	$364,893	$347,693

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	63,750	61,712	124,852	118,673
Labor	48,340	46,412	95,208	89,714
Occupancy	9,966	9,211	19,987	18,551
Other operating expenses	21,919	19,958	43,709	39,815
Total restaurant operating expenses	143,975	137,293	283,756	266,753

General and administrative expenses	18,798	17,941	37,701	36,481
Pre-opening expenses	1,697	2,100	2,205	3,523
Depreciation and amortization	7,137	7,106	14,177	14,050
Net income attributable to equity method investment	(382)	(335)	(546)	(540)
Other income, net	(300)	(358)	(312)	(786)
OPERATING INCOME	17,531	18,115	27,912	28,212
Interest expense	5,726	6,603	11,475	13,133
Interest income	(79)	(75)	(150)	(154)
Tax Receivable Agreement liability adjustment	(1,838)	(439)	(2,485)	(1,000)
INCOME BEFORE INCOME TAXES	13,722	12,026	19,072	16,233
Income tax expense	3,679	3,496	5,039	2,359
NET INCOME	10,043	8,530	14,033	13,874
Net income attributable to non-controlling interests	1,339	2,060	2,016	2,842
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$8,704	$6,470	$12,017	$11,032

Net income per common share attributable to Portillo's Inc.:
Basic	$0.13	$0.10	$0.18	$0.19
Diluted	$0.12	$0.10	$0.18	$0.18

Weighted-average common shares outstanding:
Basic	67,595,224	61,650,118	65,716,582	59,543,950
Diluted	69,867,802	64,608,698	68,174,864	62,577,748

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Quarter Ended June 29, 2025 and June 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
Balance at March 31, 2024	61,561,592	$615	11,640,555	$—	$341,750	$18,174	$91,806	$452,345
Net income	—	—	—	—	—	6,470	2,060	8,530
Equity-based compensation	—	—	—	—	2,429	—	461	2,890
Activity under equity-based compensation plans	178,282	2	—	—	355	—	—	357
Non-controlling interest adjustment	—	—	—	—	403	—	(403)	—
Balance at June 30, 2024	61,739,874	617	11,640,555	—	344,937	24,644	93,924	464,122

Balance at March 30, 2025	63,905,130	639	10,732,800	—	359,798	46,442	88,527	495,406
Net income	—	—	—	—	—	8,704	1,339	10,043
Equity-based compensation	—	—	—	—	2,379	—	279	2,658
Activity under equity-based compensation plans	694,573	7	—	—	1,488	—	—	1,495
Redemption of LLC Units	7,290,465	73	(7,290,465)	—	(73)	—	—	—
Non-controlling interest adjustment	—	—	—	—	61,281	—	(61,281)	—
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(21,805)	—	—	(21,805)
Balance at June 29, 2025	71,890,168	$719	3,442,335	$—	$403,068	$55,146	$28,864	$487,797

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 5

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Two Quarters Ended June 29, 2025 and June 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2023	55,502,375	$555	17,472,926	$—	$308,212	$13,612	$137,731	$460,110
Net income	—	—	—	—	—	11,032	2,842	13,874
Equity-based compensation	—	—	—	—	4,650	—	1,067	5,717
Activity under equity-based compensation plans	405,128	4	—	—	1,168	—	—	1,172
Redemption of LLC Units	5,832,371	58	(5,832,371)	—	(58)	—	—	—
Non-controlling interest adjustment	—	—	—	—	46,878	—	(46,878)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(838)	(838)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(15,913)	—	—	(15,913)
Balance at June 30, 2024	61,739,874	617	11,640,555	—	344,937	24,644	93,924	464,122

Balance at December 29, 2024	63,674,579	637	10,732,800	—	357,295	43,129	89,042	490,103
Net income	—	—	—	—	—	12,017	2,016	14,033
Equity-based compensation	—	—	—	—	4,048	—	560	4,608
Activity under equity-based compensation plans	925,124	9	—	—	2,140	—	—	2,149
Redemption of LLC Units	7,290,465	73	(7,290,465)	—	(73)	—	—	—
Non-controlling interest adjustment	—	—	—	—	61,463	—	(61,463)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(1,291)	(1,291)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(21,805)	—	—	(21,805)
Balance at June 29, 2025	71,890,168	$719	3,442,335	$—	$403,068	$55,146	$28,864	$487,797

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Two Quarters Ended
	June 29, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,033	$13,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,177	14,050
Amortization of debt issuance costs and discount	349	380
Loss on sales of assets	142	66
Equity-based compensation	4,608	5,717
Deferred income tax expense	5,039	2,359
Tax Receivable Agreement liability adjustment	(2,485)	(1,000)
Gift card breakage	(502)	(502)
Changes in operating assets and liabilities:
Accounts receivable	180	(681)
Receivables from related parties	(16)	(158)
Inventories	(2,183)	(22)
Other current assets	1,161	1,916
Operating lease assets	4,557	4,461
Accounts payable	(7,439)	6,833
Accrued expenses and other liabilities	(3,984)	(6,365)
Operating lease liabilities	(1,607)	(1,908)
Deferred lease incentives	1,586	2,101
Other assets and liabilities	1,077	507
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,693	41,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(33,081)	(33,905)
Proceeds from the sale of property and equipment	5	77
NET CASH USED IN INVESTING ACTIVITIES	(33,076)	(33,828)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	45,000	2,000
Payments of long-term debt	(38,750)	(3,750)
Proceeds from equity offering, net of underwriting discounts	—	114,960
Repurchase of outstanding equity / Portillo's OpCo units	—	(114,960)
Distributions paid to non-controlling interest holders	(1,291)	(838)
Proceeds from stock option exercises	2,727	1,109
Employee withholding taxes related to net settled equity awards	(887)	(279)
Proceeds from Employee Stock Purchase Plan purchases	278	306
Payments of Tax Receivable Agreement liability	(7,686)	(4,429)
Payment of deferred financing costs	(1,263)	—
NET CASH USED IN FINANCING ACTIVITIES	(1,872)	(5,881)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6,255)	1,919
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	22,876	10,438
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$16,621	$12,357

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 7

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Two Quarters Ended
	June 29, 2025	June 30, 2024
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$11,800	$12,792
Income tax paid	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$19,264	$10,397
Establishment of liabilities under Tax Receivable Agreement	38,485	33,690

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

The Company operates restaurants in 10 states that serve Chicago-style hot dogs and sausages, Italian beef sandwiches, char-grilled burgers, chopped salads, crinkle-cut fries, homemade chocolate cake and more, along with two food production commissaries in Illinois. As of June 29, 2025, the Company had 93 restaurants in operation. The Company also had one non-traditional location in operation, a food truck. A ghost kitchen (small kitchen with no store-front presence, used to fill online orders) was closed during the second quarter ended June 29, 2025. Portillo's additionally has a 50% interest in a single restaurant owned by C&O Chicago, L.L.C. ("C&O"), which is excluded from the Company's restaurant count noted above. The Company’s principal corporate offices are located in Oak Brook, Illinois.

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

Fiscal Year

The Company uses a 52- or 53-week fiscal year ending on the Sunday prior to or on December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2025 and 2024 consist of 52 weeks. The fiscal periods presented in this report are the quarters and two quarters ended June 29, 2025 and June 30, 2024, respectively.

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

Gift Cards

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues, net in the condensed consolidated statements of operations. The Company recognized gift card breakage of $0.2 million and $0.5 million for the quarter and two quarters ended June 29, 2025 and June 30, 2024, respectively.

Portillo's Inc. Form 10-Q | 10

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability included in deferred revenue on the condensed consolidated balance sheets is as follows (in thousands):

	June 29, 2025	December 29, 2024
Gift card liability	$4,450	$6,875

Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in their respective gift card liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue recognized from gift card liability balance at the beginning of the year	$961	$912	$2,982	$2,982

Loyalty Program

On March 3, 2025, the Company launched Portillo’s Perks™, an app-less loyalty program that lives in guests’ digital wallets. The loyalty program (“Perks”) is a visit-based program, and guests earn rewards based on qualified visits.

The Company defers revenue based on the average selling price of food, beverages, or retail merchandise earned through qualifying visits, establishing a corresponding Perks liability within deferred revenue on the condensed consolidated balance sheets. Currently, the Company does not record breakage due to the short expiration period of 14 to 30 days after the reward is issued. Upon redemption of Perks, revenue is recognized for redeemed food, beverage, or retail merchandise, and the Perks liability is reduced accordingly. As of June 29, 2025, the Perks liability was $0.1 million.

NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	June 29, 2025	December 29, 2024
Raw materials	$7,584	$5,756
Work in progress	134	168
Finished goods	1,732	1,216
Consigned inventory	648	775
	$10,098	$7,915

Portillo's Inc. Form 10-Q | 11

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	June 29, 2025	December 29, 2024
Land and land improvements	$24,274	$24,100
Buildings and improvements	5,516	5,084
Furniture, fixtures, and equipment	182,248	177,443
Leasehold improvements	287,985	286,003
Transportation equipment	2,026	2,042
Construction-in-progress	43,427	12,348
	545,476	507,020
Less accumulated depreciation	(160,593)	(148,045)
	$384,883	$358,975

Depreciation expense was $6.4 million and $12.8 million for the quarter and two quarters ended June 29, 2025, respectively, and $6.4 million and $12.6 million for the quarter and two quarters ended June 30, 2024, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year. No impairment charges were recognized for goodwill or indefinite-lived intangible assets for the quarter and two quarters ended June 29, 2025 and June 30, 2024.

Intangible assets, net consisted of the following (in thousands):

	As of June 29, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangible subject to amortization:
Recipes	56,117	(31,372)	24,745
	$280,042	$(31,372)	$248,670

	As of December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangible subject to amortization:
Recipes	56,117	(30,019)	26,098
	$280,042	$(30,019)	$250,023

Amortization expense was $0.7 million and $1.4 million for the quarter and two quarters ended June 29, 2025 and June 30, 2024, respectively,

Portillo's Inc. Form 10-Q | 12

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and is included in depreciation and amortization in the condensed consolidated statements of operations.

The estimated aggregate amortization expense related to intangible assets held at June 29, 2025 for the remainder of this year and the succeeding five years and thereafter is as follows (in thousands):

Estimated Amortization
2025 (excluding the two quarters ended June 29, 2025)	$1,354
2026	2,707
2027	2,707
2028	2,707
2029	2,150
2030	1,369
2031 and thereafter	11,751
$24,745

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

As of June 29, 2025 and December 29, 2024, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	June 29, 2025	December 29, 2024
	Level 1	Level 1
Assets - Investments designated for deferred compensation plan
Cash accounts	$867	$988
Mutual funds	1,989	2,208
Total assets	$2,856	$3,196
As of June 29, 2025 and December 29, 2024, we had no Level 2 or Level 3 assets.
The deferred compensation investments and obligations are included in other assets, accrued expenses and other long-term liabilities in the consolidated balance sheets. Changes in the fair value of securities held in the rabbi trust are recognized as trading gains and losses and included in other income in the condensed consolidated statements of operations and offsetting increases or decreases in the deferred compensation obligation are recorded in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets.
Refer to Note 8. Debt for additional information relating to the fair value of the Company's outstanding debt instruments.

Portillo's Inc. Form 10-Q | 13

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, net, operating lease assets, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the quarter and two quarters ended June 29, 2025 and June 30, 2024.

NOTE 8.     DEBT

Debt consisted of the following (in thousands):

	June 29, 2025	December 29, 2024
Term Loan	$250,000	$288,750
Revolver Facility	70,000	25,000
Unamortized discount and debt issuance costs	(2,992)	(2,078)
Total debt, net	317,008	311,672
Less: Short-term debt	(70,000)	(25,000)
Less: Current portion of long-term debt	(6,250)	(11,250)
Long-term debt, net	$240,758	$275,422
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

The 2023 Term Loan and 2023 Revolver Facility accrued, and the 2025 Term Loan and 2025 Revolver Facility accrue interest at the forward-looking secured overnight financing rate ("SOFR") plus an applicable rate determined upon the consolidated total net rent adjusted leverage ratio, in each case subject to a 0.00% floor.

As of June 29, 2025, the interest rate on the 2025 Term Loan and 2025 Revolver Facility was 6.55% and 6.58%, respectively. Pursuant to the 2025 Credit Agreement, as of June 29, 2025, the commitment fees to maintain the 2025 Revolver Facility were 0.20%, and letter of credit fees were 2.25%. Commitment fees and letter of credit fees are recorded as interest expense in the condensed consolidated statements of operations. As of June 29, 2025, the effective interest rate was 6.90%.

As of June 30, 2024, the interest rates on the 2023 Term Loan and 2023 Revolver Facility were 7.98% and 7.94%, respectively. Pursuant to the Existing Credit Agreement as of June 30, 2024, the commitment fees to maintain the 2023 Revolver Facility were 0.20% and letter of credit fees were 2.50%. As of June 30, 2024, the effective interest rate was 8.31%.

The 2025 Term Loan Facility will amortize in quarterly installments, commencing on the last day of the first full fiscal quarter ended after the 2025 Credit Agreement Closing Date, equaling an aggregate amount of $6.3 million for the first 2 years following the 2025 Credit Agreement Closing Date, (ii) $12.5 million for the third and fourth years following the 2025 Credit Agreement Closing Date and (iii) $25.0 million for the fifth

Portillo's Inc. Form 10-Q | 14

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

year following the 2025 Credit Agreement Closing Date, with the balance payable on the final maturity date.

As of June 29, 2025, outstanding borrowings under the 2025 Credit Agreement totaled $320.0 million, comprised of $250.0 million under the 2025 Term Loan, and $70.0 million under the 2025 Revolver Facility. Letters of credit issued under the 2025 Revolver Facility totaled $5.3 million. As a result, as of June 29, 2025, the Company had $74.7 million available under the 2025 Revolver Facility.

As of December 29, 2024, outstanding borrowings under the Existing Credit Agreement totaled $313.8 million, comprised of $288.8 million under the 2023 Term Loan, and $25.0 million under the 2023 Revolver Facility. Letters of credit issued under the 2023 Revolver Facility totaled $5.3 million. As a result, as of December 29, 2024, the Company had $69.7 million available under the 2023 Revolver Facility. All amounts outstanding under the 2023 Term Loan and 2023 Revolver Facility were refinanced in connection with the Amendment.

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

The Company amortized an immaterial amount of deferred financing costs during both the quarters ended June 29, 2025 and June 30, 2024, and $0.1 million of deferred financing costs during both the two quarters ended June 29, 2025 and June 30, 2024, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company amortized $0.2 million and $0.3 million in original issue discount related to the long-term debt during the quarter and two quarters ended June 29, 2025, respectively, and $0.2 million and $0.3 million in the quarter and two quarters ended June 30, 2024, respectively, which is included in interest expense in the condensed consolidated statements of operations.

Total interest expense was $5.7 million and $11.5 million for the quarter and two quarters ended June 29, 2025, respectively, and $6.6 million and $13.1 million for the quarter and two quarters ended June 30, 2024, respectively.

Fair Value of Debt

As of June 29, 2025 and December 29, 2024, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

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

As of June 29, 2025, the Company was in compliance with financial covenants in the 2025 Credit Agreement.

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

Portillo's Inc. Form 10-Q | 15

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the second quarter of 2025, certain pre-IPO Members affiliated with Berkshire Partners LLC redeemed 7,290,465 LLC units in the aggregate for newly-issued shares of Class A common stock on a one-for-one basis, in accordance with the terms of the Second Amended and Restated LLC agreement of Portillo's OpCo, dated as of October 20, 2021.

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	June 29, 2025		December 29, 2024
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	71,890,168	95.4%	63,674,579	85.6%
pre-IPO LLC Members	3,442,335	4.6%	10,732,800	14.4%
Total	75,332,503	100.0%	74,407,379	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for the quarter and two quarters ended June 29, 2025 was 9.9% and 12.2%, respectively. The pre-IPO LLC Members' weighted average ownership percentage for the quarter and two quarters ended June 30, 2024 was 15.9% and 18.7%, respectively.

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Quarter Ended		Two Quarters Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income attributable to Portillo's Inc.	$8,704	$6,470	$12,017	$11,032
Activity under equity-based compensation plans	1,488	355	2,140	1,168
Non-controlling interest adjustment	61,281	403	61,463	46,878
Redemption of LLC Units	(73)	—	(73)	(58)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	(21,805)	—	(21,805)	(15,913)
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$49,595	$7,228	$53,742	$43,107

NOTE 10.    EQUITY-BASED COMPENSATION
Equity-based compensation expense is calculated based on equity awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.

Equity-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Labor	$505	$546	$858	$954
General and administrative expenses	2,153	2,344	3,750	4,763
Total equity-based compensation expense	$2,658	$2,890	$4,608	$5,717

Portillo's Inc. Form 10-Q | 16

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

During the two quarters ended June 29, 2025, the Company granted 589,745 RSUs, under the Portillo's Inc. 2021 Equity Incentive Plan (the "2021 Plan") to certain employees. During the two quarters ended June 29, 2025, we also granted 93,725 RSUs to non-employee directors under the 2021 Plan. The weighted average fair value of these awards was determined using the Company's closing stock price on the applicable grant dates, which was $12.08. The RSUs granted to employees will generally vest one-third on each of the first three anniversaries of the date of grant subject to continued service on such date. The RSUs granted to non-employee directors will vest at the end of this year.

Stock Options

During the quarter ended June 29, 2025, the Company granted 307,692 stock options under the 2021 Plan, to its President and Chief Executive Officer. The stock options vest on the fourth anniversary of the award and are exercisable within a 10-year period from the date of grant. The Company estimated the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect the fair value of each stock option. The assumptions used to estimate the fair value of stock options granted during the quarter ended June 29, 2025 were as follows:

2025
Fair value of stock option	$6.50
Stock Price	$12.08
Risk-free interest rate	4.29%
Expected life (years)	6.3
Volatility	50.0%

Performance Stock Units

During the quarter and two quarters ended June 29, 2025, the Company granted 301,118 performance stock units ("PSUs") to its executive officers under the 2021 Plan. These PSUs will vest after the fiscal year ending December 26, 2027 based on continued service and the achievement of performance metrics. The amount of awards that can be earned ranges from 0% to 200% of the number of performance stock units granted, based on the achievement of approved financial goals tied to the cumulative growth of revenue and Adjusted EBITDA from fiscal year 2025 to fiscal year 2027. The fair value of these awards was determined using the Company's closing stock price on the date of grant of $12.08. Equity-based compensation costs associated with these PSUs are reassessed each reporting period based on estimated performance achievement. The cumulative effect on current and prior periods of a change in attainment is recognized in general and administrative expenses in the consolidated statements of operations in the period of change.

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

Income Tax Expense

The effective income tax rate for the quarter and two quarters ended June 29, 2025 was 26.8% and 26.4%, respectively, and 29.1% and 14.5%, respectively, for the quarter and two quarters ended June 30, 2024. The decrease in our effective income tax rate for the quarter ended June 29, 2025 compared to the quarter ended June 30, 2024 was primarily driven by the decrease in the valuation allowance recorded against a portion of the Company's deferred tax assets as a result of the redemption of LLC Units that occurred in the second quarter of 2025. The increase in our effective income tax rate for the two quarters ended June 29, 2025 compared to the two quarters ended June 30, 2024 was

Portillo's Inc. Form 10-Q | 17

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

primarily driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo. The Company’s annual effective tax rate differs from the statutory rate of 21% primarily because of state and local taxes, deferred tax adjustments and impacts from equity-based award activity partially offset by the portion of Portillo's OpCo earnings that are attributable to non-controlling interest that the Company is not liable for federal or state income taxes.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 29, 2025, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to the basis difference in its investment in Portillo's OpCo that will never be realizable or only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize) are more likely than not to be realized.

Tax Receivable Agreement

In the second quarter of 2025, in connection with the redemption of LLC Units further discussed in Note 15. Related Party Transactions, 7,290,465 LLC units in the aggregate were redeemed for newly-issued shares of Class A common stock on a one-for-one basis, in accordance with the terms of the Second Amended and Restated LLC agreement of Portillo's OpCo, dated as of October 20, 2021. As a result, an increase in the tax basis of assets of Portillo's OpCo subject to the provision of the TRA was recorded. The Company recorded a deferred tax asset of $16.7 million and an additional TRA liability of $38.5 million.

As of June 29, 2025, we estimated that our obligation for future payments under the TRA liability totaled $352.9 million. During the two quarters ended June 29, 2025 and June 30, 2024, the Company made TRA payments of $7.7 million relating to tax year 2023 and $4.4 million relating to tax year 2022, respectively. We expect a payment of $9.2 million relating to tax year 2024 to be paid within the next 12 months.

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

The computations of basic and diluted earnings per share for the quarter and two quarters ended June 29, 2025 and June 30, 2024 are as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$10,043	$8,530	$14,033	$13,874
Net income attributable to non-controlling interests	1,339	2,060	2,016	2,842
Net income attributable to Portillo's Inc.	$8,704	$6,470	$12,017	$11,032

Shares:
Weighted-average number of common shares outstanding-basic	67,595	61,650	65,717	59,544
Dilutive share awards	2,273	2,959	2,458	3,034
Weighted-average number of common shares outstanding-diluted	69,868	64,609	68,175	62,578

Basic net income per share	$0.13	$0.10	$0.18	$0.19
Diluted net income per share	$0.12	$0.10	$0.18	$0.18

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

The following shares were excluded from the calculation of diluted earnings per share because they would be antidilutive or subject to performance conditions which have not been satisfied by the end of the reporting period (in thousands):

	Quarter Ended		Two Quarters Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Performance Stock Options	1,377	2,109	1,377	2,109
Performance Stock Units	592	296	592	—
Restricted Stock Units	606	714	—	159
Stock Options	619	321	619	321
Total shares excluded from diluted net income per share	3,194	3,440	2,588	2,589

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

The CODM allocates resources and assesses performance of the Company based on net income (loss), as reported on the condensed consolidated statement of operations, which as the segment measure of profit and loss that is closest to GAAP, is the required segment measure. Net income was $10.0 million and $14.0 million for the quarter and two quarters ended June 29, 2025, respectively, and $8.5 million and $13.9 million for the quarter and two quarters ended June 30, 2024, respectively. In addition to net income (loss), the CODM also reviews revenue, operating income (loss), restaurant-level adjusted EBITDA, and adjusted EBITDA.

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

NOTE 15.    RELATED PARTY TRANSACTIONS

As of June 29, 2025 and December 29, 2024 the related parties’ receivables balance consisted of $0.3 million, due from C&O, which is included in accounts and tenant improvement receivables in the condensed consolidated balance sheets.

Portillo's Inc. Form 10-Q | 19

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

The Company incurred the following Olo-related costs for the quarter and two quarters ended June 29, 2025 and June 30, 2024 (in thousands):

	Quarter Ended		Two Quarters Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Food, beverage and packaging costs	$497	$512	$984	$1,014
Other operating expenses	142	138	293	240
Total Olo-related costs	$639	$650	$1,277	$1,254

As of June 29, 2025 and December 29, 2024, $0.3 million and $0.4 million, respectively, were payable to Olo and were included in accounts payable in the condensed consolidated balance sheets.

Tax Receivable Agreement

We are party to a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. During the two quarters ended June 29, 2025 and June 30, 2024, the Company made TRA payments of $7.7 million relating to tax year 2023 and $4.4 million relating to tax year 2022, respectively. We expect a payment of $9.2 million relating to tax year 2024 to be paid within the next 12 months.

(in thousands)	June 29, 2025	December 29, 2024
Current portion of Tax Receivable Agreement liability	$9,177	$7,686
Tax receivable agreement liability	343,717	316,893

Redemption of LLC Units

In the second quarter of 2025, certain pre-IPO Members affiliated with Berkshire Partners LLC redeemed 7,290,465 LLC units in the aggregate for newly-issued shares of Class A common stock on a one-for-one basis, in accordance with the terms of the Second Amended and Restated LLC agreement of Portillo's OpCo, dated as of October 20, 2021. Berkshire Partners LLC and its affiliates beneficially own approximately 5.2% of the Company as of June 29, 2025.

Distributions to Non-Controlling Interest Holders

	Quarter Ended		Two Quarters Ended
(in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Distributions paid to non-controlling interest holders	$—	$—	$1,291	$838

Portillo's Inc. Form 10-Q | 20

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.    SUBSEQUENT EVENTS

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act ("the Act") was signed into law. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impacts are not included in the Company's operating results for the six months ended June 29, 2025 since the legislation was not signed into law until after the end of the second quarter of 2025. We are currently assessing its impact on our consolidated financial statements, but do not expect a significant financial statement impact.

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

Overview

Portillo’s serves iconic Chicago street food in high-energy, multichannel restaurants designed to ignite the senses and create memorable dining experiences. Since our founding in 1963 in a small trailer called “The Dog House,” we have grown to become a treasured brand with a passionate (some might say obsessed) nationwide following. Our diverse menu features all-American favorites such as Chicago-style hot dogs and sausages, Italian beef sandwiches, char-broiled burgers, fresh chopped salads, crinkle-cut fries, homemade chocolate cake and our signature chocolate cake shake. We create a consumer experience like no other by combining the best attributes of fast-casual and quick-service concepts with an exciting energy-filled atmosphere in a restaurant model capable of generating tremendous volumes. Nearly all of our restaurants were built with double lane drive-thrus and have been thoughtfully designed with a layout that accommodates a variety of access modes including dine-in, carryout, delivery and catering to quickly and efficiently serve our guests. We believe the combination of our craveable food, multichannel sales model, dedication to operational excellence, and distinctive team member-driven culture gives us a competitive advantage.

As of June 29, 2025, we owned and operated 94 Portillo’s restaurants across ten states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-Q | 22

Financial Highlights for the Quarter Ended June 29, 2025 vs. Quarter Ended June 30, 2024:

•Total revenue of $188.5 million, an increase of 3.6% or $6.6 million
•Same-restaurant sales increase of +0.7%
•Operating income of $17.5 million, a decrease of $0.6 million
•Net income of $10.0 million, an increase of $1.5 million
•Restaurant-Level Adjusted EBITDA* of $44.5 million, a decrease of $0.1 million
•Adjusted EBITDA* of $30.1 million, an increase of $0.2 million

Financial Highlights for the Two Quarters Ended June 29, 2025 vs. Two Quarters Ended June 30, 2024:

•Total revenue of $364.9 million, an increase of 4.9% or $17.2 million
•Same restaurant sales increase of +1.2%
•Operating income of $27.9 million, a decrease of $0.3 million
•Net income of $14.0 million, an increase of $0.2 million
•Restaurant-Level Adjusted EBITDA* of $81.1 million, an increase of $0.2 million
•Adjusted EBITDA* of $51.3 million, a decrease of $0.4 million

* Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income (loss) and Restaurant-Level Adjusted EBITDA to operating income the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Recent Developments and Trends

In the quarter and two quarters ended June 29, 2025, total revenue grew 3.6% or $6.6 million and 4.9% or $17.2 million, respectively, primarily due to new restaurant openings in 2024 and an increase in same-restaurant sales. Same-restaurant sales increased 0.7% during the quarter ended June 29, 2025, compared to a 0.6% same-restaurant sales decline during the quarter ended June 30, 2024. Same-restaurant sales increased 1.2% during the two quarters ended June 29, 2025, compared to a 0.9% same-restaurant sales decline during the two quarters ended June 30, 2024. Refer to "Selected Operating Data" section below for definition of Same-Restaurant Sales.

In the quarter and two quarters ended June 29, 2025, commodity inflation was 1.9% and 2.6%, respectively, compared to 6.9% and 5.9% for the quarter and two quarters ended June 30, 2024, respectively. Labor, as a percentage of revenue, net, increased 0.2% and 0.3% during the quarter and two quarters ended June 29, 2025, respectively, compared to the quarter and two quarters ended June 30, 2024, primarily due to lower transactions, incremental wage rate increases and increased benefit costs, partially offset by a higher average check. In the first half of 2025, we increased certain menu prices by approximately 1.5% in January, 1.0% in April, and 0.7% in June. We will continue to prioritize strategies to drive higher traffic and mix at our restaurants while optimizing returns and retaining our top talent.

The second quarter represented the first full quarter following the launch of our loyalty program, Portillo’s Perks™. The program is designed to drive trial and build brand awareness in new markets, while encouraging incremental traffic and repeat visits across our existing footprint. We are actively monitoring guest engagement and response to the platform and will continue to evaluate and refine our promotional strategy and offer cadence as we move forward.

Additionally, effective as of June 16, 2025, Eugene I. Lee, Jr. was appointed to serve on the Board and on the Compensation Committee thereof.

Development Highlights

No new restaurants were opened during the two quarters ended June 29, 2025. Subsequent to June 29, 2025, we opened one additional restaurant in Tomball, Texas, bringing our total restaurant count to 95, as of the filing of this Quarterly Report on Form 10-Q, including a restaurant owned by C&O of which Portillo’s owns 50% of the equity.

In the second half of 2025, we plan to open 12 new restaurants. Our current focus continues to be in the Sunbelt, with plans to continue expanding in Texas as well as enter Atlanta in the second half of 2025. Additionally, we plan to open our first in-line, walk-up restaurant format this year, while simultaneously filling in existing markets, including Chicagoland and adjacent territories as opportunities come available. All our restaurant openings in 2025 are expected to be restaurant of the future ("RoTF 1.0"), except one pick-up only and our first in-line walk-up

Portillo's Inc. Form 10-Q | 23

restaurant. RoTF 1.0 is our 6,250 square foot prototype restaurant with a 47-foot production line that is more efficient to build and also better reflects the way consumers interact with our brand today.

Consolidated Results of Operations

The following table summarizes our results of operations for the quarter and two quarters ended June 29, 2025 and June 30, 2024 (in thousands):

	Quarter Ended				Two Quarters Ended
	June 29, 2025		June 30, 2024		June 29, 2025		June 30, 2024
REVENUES, NET	$188,456	100.0%	$181,862	100.0%	$364,893	100.0%	$347,693	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	63,750	33.8%	61,712	33.9%	124,852	34.2%	118,673	34.1%
Labor	48,340	25.7%	46,412	25.5%	95,208	26.1%	89,714	25.8%
Occupancy	9,966	5.3%	9,211	5.1%	19,987	5.5%	18,551	5.3%
Other operating expenses	21,919	11.6%	19,958	11.0%	43,709	12.0%	39,815	11.5%
Total restaurant operating expenses	143,975	76.4%	137,293	75.5%	283,756	77.8%	266,753	76.7%
General and administrative expenses	18,798	10.0%	17,941	9.9%	37,701	10.3%	36,481	10.5%
Pre-opening expenses	1,697	0.9%	2,100	1.2%	2,205	0.6%	3,523	1.0%
Depreciation and amortization	7,137	3.8%	7,106	3.9%	14,177	3.9%	14,050	4.0%
Net income attributable to equity method investment	(382)	(0.2)%	(335)	(0.2)%	(546)	(0.1)%	(540)	(0.2)%
Other income, net	(300)	(0.2)%	(358)	(0.2)%	(312)	(0.1)%	(786)	(0.2)%
OPERATING INCOME	17,531	9.3%	18,115	10.0%	27,912	7.6%	28,212	8.1%
Interest expense	5,726	3.0%	6,603	3.6%	11,475	3.1%	13,133	3.8%
Interest income	(79)	—%	(75)	—%	(150)	—%	(154)	—%
Tax Receivable Agreement liability adjustment	(1,838)	(1.0)%	(439)	(0.2)%	(2,485)	(0.7)%	(1,000)	(0.3)%
INCOME BEFORE INCOME TAXES	13,722	7.3%	12,026	6.6%	19,072	5.2%	16,233	4.7%
Income tax expense	3,679	2.0%	3,496	1.9%	5,039	1.4%	2,359	0.7%
NET INCOME	10,043	5.3%	8,530	4.7%	14,033	3.8%	13,874	4.0%
Net income attributable to non-controlling interests	1,339	0.7%	2,060	1.1%	2,016	0.6%	2,842	0.8%
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$8,704	4.6%	$6,470	3.6%	$12,017	3.3%	$11,032	3.2%
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

Revenues for the quarter ended June 29, 2025 were $188.5 million compared to $181.9 million for the quarter ended June 30, 2024, an increase of $6.6 million or 3.6%. The increase in revenues was primarily attributed to the opening of nine restaurants during the second through fourth quarters of 2024 and an increase in our same-restaurant sales. Restaurants not in our Comparable Restaurant Base (as defined in "Selected Operating Data" below) contributed $6.1 million of the total year-over-year increase. Same-restaurant sales increased 0.7%, or $1.1 million in the quarter. The same-restaurant sales increase was attributable to an increase in average check of 2.1%, partially offset by a 1.4% decrease in transactions. The higher average check was driven by an approximate 3.4% increase in certain menu prices, partially offset by a 1.3% decrease in product mix. To address inflationary cost pressures, we increased select menu prices by approximately 1.0% in April 2025 and 0.7% in June 2025. For the purpose of calculating same-restaurant sales for the quarter ended June 29, 2025, sales for 75 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base.

Portillo's Inc. Form 10-Q | 24

The following table summarizes the Company's revenue for the quarter ended June 29, 2025 and June 30, 2024 (in thousands):

	Quarter Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
Same-restaurant sales (75 restaurants) (1)	$163,627	$162,559	$1,068	0.7%
Restaurants not yet in comparable base opened in fiscal 2024 (10 restaurants) (1)	10,486	2,834	7,652	270.0%
Restaurants not yet in comparable base opened in fiscal 2023 (8 restaurants) (1)	12,206	13,773	(1,567)	(11.4)%
Other (2)	2,137	2,696	(559)	(20.7)%
Revenues, net	$188,456	$181,862	$6,594	3.6%
(1) Total restaurants indicated are as of June 29, 2025. Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
(2) Includes revenue from direct shipping sales and non-traditional locations.

Revenues for the two quarters ended June 29, 2025 were $364.9 million compared to $347.7 million for the two quarters ended June 30, 2024, an increase of $17.2 million or 4.9%. The increase in revenues was primarily attributed to the opening of ten restaurants in 2024 and an increase in our same-restaurant sales. Restaurants not in our Comparable Restaurant Base contributed $14.0 million of the total year-over-year increase. Same-restaurant sales increased 1.2%, or $3.7 million. The same-restaurant sales increase was attributable to an increase in average check of 3.4%, partially offset by a 2.2% decrease in transactions. The higher average check was primarily driven by an approximate 3.9% increase in menu prices partially offset by a 0.5% decrease in product mix. To address inflationary cost pressures, we increased select menu prices by approximately 1.5% in January 2025, 1.0% in April 2025, and 0.7% in June 2025 . For the purpose of calculating same-restaurant sales for the two quarters ended June 29, 2025, sales for 75 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base.

	Two Quarters Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
Same-restaurant sales (75 restaurants) (1)	$310,707	$306,999	$3,708	1.2%
Restaurants not yet in comparable base opened in fiscal 2024 (10 restaurants) (1)	22,425	3,413	19,012	557.0%
Restaurants not yet in comparable base opened in fiscal 2023 (8 restaurants) (1)	26,547	31,587	(5,040)	(16.0)%
Other (2)	5,214	5,694	(480)	(8.4)%
Revenues, net	$364,893	$347,693	$17,200	4.9%
(1) Total restaurants indicated are as of June 29, 2025. Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
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

Food, beverage and packaging costs for the quarter ended June 29, 2025 were $63.8 million compared to $61.7 million for the quarter ended June 30, 2024, an increase of $2.0 million or 3.3%. This increase was primarily driven by a 1.9% increase in commodity prices and the opening of nine restaurants during the second through fourth quarters of 2024. As a percentage of revenues, net, food, beverage and packaging costs decreased 0.1% during the quarter ended June 29, 2025. The decrease was primarily due to an increase in average check, partially offset by an increase in certain commodity prices.

Food, beverage and packaging costs for the two quarters ended June 29, 2025 was $124.9 million compared to $118.7 million for the two quarters ended June 30, 2024, an increase of $6.2 million or 5.2%. This increase was primarily driven by a 2.6% increase in commodity prices and the opening of ten restaurants in 2024. As a percentage of revenues, net, food, beverage and packaging costs increased 0.1% during the two quarters ended June 29, 2025. The increase was primarily due to an increase in certain commodity prices, partially offset by an increase in average check.

Portillo's Inc. Form 10-Q | 25

Labor Expenses

Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the quarter ended June 29, 2025 were $48.3 million compared to $46.4 million for the quarter ended June 30, 2024, an increase of $1.9 million or 4.2%. This increase was primarily driven by the opening of nine restaurants in second through fourth quarters of 2024 and incremental investments to support our team members. As a percentage of revenues, net, labor increased 0.2% during the quarter ended June 29, 2025. The increase was primarily due to lower transactions, increased benefit costs, and incremental wage increases, partially offset by labor efficiencies and an increase in our average check.

Labor expenses for the two quarters ended June 29, 2025 were $95.2 million compared to $89.7 million for the two quarters ended June 30, 2024, an increase of $5.5 million or 6.1%. This increase was primarily driven by the opening of ten restaurants in 2024, an increase in benefit expenses, incremental investments to support our team members, and higher variable-based compensation. As a percentage of revenues, net, labor increased 0.3% primarily due to lower transactions, increased benefit costs, and incremental wage increases, partially offset by labor efficiencies and an increase in our average check.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes, and exclude occupancy expenses associated with unopened restaurants, which are recorded separately in pre-opening expenses.

Occupancy expenses for the quarter ended June 29, 2025 were $10.0 million compared to $9.2 million for the quarter ended June 30, 2024, an increase of $0.8 million or 8.2%, primarily driven by the opening of nine restaurants in second through fourth quarters of 2024. As a percentage of revenues, net, occupancy expenses increased 0.2%.

Occupancy expenses for the two quarters ended June 29, 2025 were $20.0 million compared to $18.6 million for the two quarters ended June 30, 2024, an increase of $1.4 million or 7.7%, primarily driven by the opening of ten restaurants in 2024. As a percentage of revenues, net, occupancy expenses increased 0.1%.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other operating expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the quarter ended June 29, 2025 were $21.9 million compared to $20.0 million for the quarter ended June 30, 2024, an increase of $2.0 million or 9.8%, primarily due to the opening of nine restaurants in the second through fourth quarters of 2024, and an increase in repairs and maintenance, utilities, and insurance expense, partially offset by lower cleaning expenses due to vendor renegotiation. As a percentage of revenues, net, operating expenses increased 0.6% primarily due to the aforementioned increases in expenses, partially offset by an increase in our average check.

Other operating expenses for the two quarters ended June 29, 2025 were $43.7 million compared to $39.8 million for the two quarters ended June 30, 2024, an increase of $3.9 million or 9.8%, primarily due to the opening of ten restaurants in 2024, and an increase in repairs and maintenance, utilities, and IT expenses, partially offset by lower cleaning expenses due to vendor renegotiation. As a percentage of revenues, net, operating expenses increased 0.5% primarily due to the aforementioned increases in expenses, partially offset by an increase in our average check.

Portillo's Inc. Form 10-Q | 26

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

General and administrative expenses for the quarter ended June 29, 2025 were $18.8 million compared to $17.9 million for the quarter ended June 30, 2024, an increase of $0.9 million or 4.8%. This increase was primarily driven by higher professional fees and advertising expenses, partially offset by lower equity-based compensation.

General and administrative expenses for the two quarters ended June 29, 2025 were $37.7 million compared to $36.5 million for the two quarters ended June 30, 2024, an increase of $1.2 million or 3.3%. This increase was primarily driven by higher advertising expenses and software license fees related to our enterprise resource planning ("ERP") and human capital management ("HCM") system implementations, partially offset by lower equity-based compensation.

Pre-Opening Expenses

Pre-opening expenses consist primarily of wages, occupancy expenses, which represent rent expense recognized during the period between the date of possession and the restaurant opening date, travel for the opening team and other supporting team members, food, beverage, the initial stocking of operating supplies and legal fees. All such costs incurred prior to the opening are expensed in the period in which the expense was incurred. Pre-opening expenses can fluctuate significantly from period to period, based on the number and timing of openings and the specific pre-opening expenses incurred for each restaurant. Additionally, restaurant openings in new geographic market areas will experience higher pre-opening expenses than our established geographic market areas, such as the Chicagoland area, where we have greater economies of scale and incur lower travel and lodging costs for our training team.

Pre-opening expenses for the quarter ended June 29, 2025 were $1.7 million compared to $2.1 million for the quarter ended June 30, 2024, a decrease of $0.4 million or 19.2%. The decrease was due to the number and timing of activities related to our planned restaurant openings for the quarter ended June 29, 2025 as compared to the quarter ended June 30, 2024.

Pre-opening expenses for the two quarters ended June 29, 2025 were $2.2 million compared to $3.5 million for the two quarters ended June 30, 2024, a decrease of $1.3 million or 37.4%. This decrease was due to the number and timing of activities related to our planned restaurant openings for the two quarters ended June 29, 2025 as compared to the two quarters ended June 30, 2024.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including land improvements, buildings and improvements, fixtures and equipment, leasehold improvements, and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for both the quarters ended June 29, 2025 and June 30, 2024 was $7.1 million. For the quarter ended June 29, 2025, the incremental depreciation from capital expenditures related to the opening of nine restaurants in the second through fourth quarters of 2024 was offset by a reduction in depreciation expense due to fully depreciated assets and disposals compared to the prior year period.

Depreciation and amortization expense for the two quarters ended June 29, 2025 was $14.2 million compared to $14.1 million for the two quarters ended June 30, 2024, an increase of $0.1 million or 0.9%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of ten restaurants in 2024, partially offset by a reduction in depreciation expense due to fully depreciated assets and disposals compared to the prior year period.

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

Net income attributable to equity method investment for the quarter ended June 29, 2025 was $0.4 million compared to $0.3 million for the quarter ended June 30, 2024, an increase of $0.05 million or 14.0%. This increase was primarily driven by an increase in sales.

Net income attributable to equity method investment for both the two quarters ended June 29, 2025 and two quarters ended June 30, 2024 was $0.5 million.

Other Income, Net

Other income, net, includes among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains or losses on asset disposals.

Other income, net, for the quarter ended June 29, 2025 was $0.3 million compared to $0.4 million for the quarter ended June 30, 2024, a decrease of $0.1 million or 16.2%. This decrease was primarily driven by reduced sales tax filing discounts due to the new statutory cap implemented in Illinois on January 1, 2025, and an increase in loss on sale of assets, partially offset by an increase in trading gains in the rabbi trust used to fund our deferred compensation plan.

Other income, net, for the two quarters ended June 29, 2025 was $0.3 million compared to $0.8 million for the two quarters ended June 30, 2024, a decrease of $0.5 million or 60.3%. This decrease was primarily driven by reduced sales tax filing discounts due to the new statutory cap implemented in Illinois on January 1, 2025, an increase in loss on sale of assets, and a decrease in trading gains in the rabbi trust used to fund our deferred compensation plan.

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for the quarter ended June 29, 2025 was $5.7 million compared to $6.6 million for the quarter ended June 30, 2024, a decrease of $0.9 million or 13.3%. This decrease was primarily driven by a lower effective interest rate attributable to the improved lending terms associated with our 2025 Credit Agreement amendment.

Interest expense for the two quarters ended June 29, 2025 was $11.5 million compared to $13.1 million for the two quarters ended June 30, 2024, a decrease of $1.7 million or 12.6%. This decrease was primarily driven by a lower effective interest rate attributable to the improved lending terms associated with our 2025 Credit Agreement amendment.

Our effective interest rate was 6.90% as of June 29, 2025 and 8.31% as of June 30, 2024.

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents.

Interest income for both the quarters ended June 29, 2025 and June 30, 2024 was $0.1 million.

Interest income for both the two quarters ended June 29, 2025 and two quarters ended June 30, 2024 was $0.2 million.

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

The tax receivable agreement liability adjustment for the quarter ended June 29, 2025 was $1.8 million compared to $0.4 million for the quarter ended June 30, 2024. The change was related to a remeasurement primarily due to activity under equity-based compensation plans.

The tax receivable agreement liability adjustment for the two quarters ended June 29, 2025 was $2.5 million compared to $1.0 million for the two quarters ended June 30, 2024. The change was related to a remeasurement primarily due to activity under equity-based compensation plans.

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

Income tax expense for the quarter ended June 29, 2025 was $3.7 million compared to $3.5 million for the quarter ended June 30, 2024, an increase of $0.2 million or 5.2%. Our effective income tax rate for the quarter ended June 29, 2025 was 26.8%, compared to 29.1% for the quarter ended June 30, 2024. The decrease in our effective income tax rate for the quarter ended June 29, 2025 compared to the quarter ended June 30, 2024 was primarily driven by the decrease in the valuation allowance recorded against a portion of the Company's deferred tax assets as a result of the redemption of LLC units that occurred in the second quarter of 2025.

Income tax expense for the two quarters ended June 29, 2025 was $5.0 million compared to income tax expense of $2.4 million for the two quarters ended June 30, 2024, an increase of $2.7 million or 113.6%. Our effective income tax rate for the two quarters ended June 29, 2025 was 26.4%, compared to 14.5% for the two quarters ended June 30, 2024. The increase in our effective income tax rate for the two quarters ended June 29, 2025 compared to the two quarters ended June 30, 2024 was primarily driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo.

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

Net income attributable to non-controlling interests for the quarter ended June 29, 2025 was $1.3 million, compared to net income attributable to non-controlling interests of $2.1 million for the quarter ended June 30, 2024, a decrease of $0.7 million or 35.0%. The decrease in net income attributable to non-controlling interests for the quarter ended June 29, 2025 was primarily due to a decrease in the non-controlling interest holders' weighted average ownership to 9.9% for the quarter ended June 29, 2025 from 15.9% for the quarter ended June 30, 2024.

Net income attributable to non-controlling interests for the two quarters ended June 29, 2025 was $2.0 million, compared to net income attributable to non-controlling interest of $2.8 million for the two quarters ended June 30, 2024, a decrease of $0.8 million or 29.1%. The decrease in net income attributable to non-controlling interests for the two quarters ended June 29, 2025 was primarily due to a decrease in the non-controlling interest holders' weighted average ownership to 12.2% for the two quarters ended June 29, 2025 from 18.7% for the two quarters ended June 30, 2024.

Portillo's Inc. Form 10-Q | 29

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

	Quarter Ended		Two Quarters Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Total Restaurants (a)	94	86	94	86
AUV (in millions) (a)	N/A	N/A	$8.7	$9.0
Change in same-restaurant sales (b) (c)	0.7%	(0.6)%	1.2%	(0.9)%
Adjusted EBITDA (in thousands) (b)	$30,064	$29,866	$51,274	$51,643
Adjusted EBITDA Margin (b)	16.0%	16.4%	14.1%	14.9%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$44,481	$44,569	$81,137	$80,940
Restaurant-Level Adjusted EBITDA Margin (b)	23.6%	24.5%	22.2%	23.3%
(a) Includes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity. AUVs for the quarters ended June 29, 2025 and June 30, 2024 represent AUVs for the twelve months ended June 29, 2025 and June 30, 2024, respectively. Total restaurants indicated are as of June 29, 2025.
(b) Excludes C&O.
(c) For the quarter ended June 30, 2024, same-restaurant sales compares the 13 weeks from April 1, 2024 through June 30, 2024 to the 13 weeks from April 3, 2023 through July 2, 2023. For the two quarters ended June 30, 2024, same-restaurant sales compares the 26 weeks from January 1, 2024 through June 30, 2024 to the 26 weeks from January 2, 2023 through July 2, 2023

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). For the two quarters ended June 29, 2025 and June 30, 2024, there were 75 and 70 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes C&O.

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

Average Unit Volume ("AUV")

AUV is the total revenue recognized in the Comparable Restaurant Base, including C&O, divided by the number of restaurants in the Comparable Restaurant Base, including C&O, by period.

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

Portillo's Inc. Form 10-Q | 31

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended		Two Quarters Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$10,043	$8,530	$14,033	$13,874
Net income margin	5.3%	4.7%	3.8%	4.0%
Depreciation and amortization	7,137	7,106	14,177	14,050
Interest expense	5,726	6,603	11,475	13,133
Interest income	(79)	(75)	(150)	(154)
Income tax expense	3,679	3,496	5,039	2,359
EBITDA	26,506	25,660	44,574	43,262
Deferred rent (1)	1,541	1,296	2,917	2,466
Equity-based compensation	2,658	2,890	4,608	5,717
Cloud-based software implementation costs (2)	84	325	267	450
Amortization of cloud-based software implementation costs (3)	295	146	514	146
Other loss (income) (4)	82	(9)	143	66
Transaction-related fees and expenses (5)	736	(3)	736	536
Tax Receivable Agreement liability adjustment (6)	(1,838)	(439)	(2,485)	(1,000)
Adjusted EBITDA	$30,064	$29,866	$51,274	$51,643
Adjusted EBITDA Margin (7)	16.0%	16.4%	14.1%	14.9%
(1) Represents the difference between cash rent payments and the recognition of straight-line rent expense recognized over the lease term.
(2) Represents non-capitalized third party consulting and software licensing costs incurred in connection with the implementation of a new ERP and HCM systems which are included within general and administrative expenses.
(3) Represents amortization of capitalized cloud-based ERP and HCM system implementation costs that are included within general and administrative expenses.
(4) Represents loss (gain) on disposal of property and equipment included within other income, net.
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

Portillo's Inc. Form 10-Q | 32

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended		Two Quarters Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Operating income	$17,531	$18,115	$27,912	$28,212
Operating income margin	9.3%	10.0%	7.6%	8.1%
Plus:
General and administrative expenses	18,798	17,941	37,701	36,481
Pre-opening expenses	1,697	2,100	2,205	3,523
Depreciation and amortization	7,137	7,106	14,177	14,050
Net income attributable to equity method investment	(382)	(335)	(546)	(540)
Other income, net	(300)	(358)	(312)	(786)
Restaurant-Level Adjusted EBITDA	$44,481	$44,569	$81,137	$80,940
Restaurant-Level Adjusted EBITDA Margin (1)	23.6%	24.5%	22.2%	23.3%
(1) Restaurant-Level Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our 2025 Revolver Facility. As of June 29, 2025, we maintained a cash and cash equivalents and restricted cash balance of $16.6 million and had $74.7 million of availability under our 2025 Revolver Facility, after giving effect to $5.3 million in outstanding letters of credit.

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

As of June 29, 2025, we estimate that our obligation for future payments under the TRA totaled $352.9 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $415.2 million as of June 29, 2025. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $352.9 million, primarily over the next 15

Portillo's Inc. Form 10-Q | 33

years, substantially declining in year 16 through year 47. In the two quarters ended June 29, 2025 and June 30, 2024, we made TRA payments of $7.7 million relating to tax year 2023 and $4.4 million relating to tax year 2022, respectively. We expect a payment of $9.2 million relating to tax year 2024 to be paid within the next 12 months.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Two Quarters Ended
	June 29, 2025	June 30, 2024
Net cash provided by operating activities	$28,693	$41,628
Net cash used in investing activities	(33,076)	(33,828)
Net cash used in financing activities	(1,872)	(5,881)
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,255)	1,919
Cash and cash equivalents and restricted cash at beginning of period	22,876	10,438
Cash and cash equivalents and restricted cash at end of period	$16,621	$12,357
Operating Activities

Net cash provided by operating activities for the two quarters ended June 29, 2025 was $28.7 million compared to net cash provided by operating activities of $41.6 million for the two quarters ended June 30, 2024, a decrease of $12.9 million or 31.1%. This decrease was primarily driven by the change in operating assets and liabilities of $13.4 million and non-cash items of $0.3 million, partially offset by an increase in net income of $0.2 million.

The $13.4 million change in our operating assets and liabilities balances was primarily driven by operating assets and liabilities being a use of net cash of $6.7 million in the two quarters ended June 29, 2025, compared to a source of net cash of $6.7 million in two quarters ended June 30, 2024 driven by the change in accounts payable and accrued expenses and other liabilities and inventory in the two quarters ended June 29, 2025. The $0.3 million change from the two quarters ended June 29, 2025 in non-cash charges is primarily driven by an increase in our tax receivable agreement liability adjustment and lower equity-based compensation expense, partially offset by an increase in our deferred income tax expense. The increase in net income for the two quarters ended June 29, 2025 was primarily due to the factors driving the aforementioned change in revenues and expenses as described in the condensed consolidated results of operations in the two quarters ended June 29, 2025 compared to the two quarters ended June 30, 2024.

Investing Activities

Net cash used in investing activities was $33.1 million for the two quarters ended June 29, 2025 compared to $33.8 million for the two quarters ended June 30, 2024, a decrease of $0.8 million or 2.2%. This decrease was primarily due to the number and timing of builds in process and by adopting a more cost effective restaurant format.

Financing Activities

Net cash used in financing activities was $1.9 million for the two quarters ended June 29, 2025 compared to net cash used in financing activities of $5.9 million for the two quarters ended June 30, 2024, a decrease of $4.0 million or 68.2%. This decrease is primarily due to an increase in proceeds from short-term debt, partially offset by payments of long-term debt in connection with our refinancing in the first quarter of 2025, as described in Note 8. Debt, and an increase of $3.3 million in payments related to the Tax Receivable Agreement liability for the two quarters ended June 29, 2025 as compared to the two quarters ended June 30, 2024.

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

Portillo's Inc. Form 10-Q | 34

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

As of June 29, 2025, we had $70.0 million of borrowings under the 2025 Revolver Facility, and letters of credit issued under the 2025 Revolver Facility totaled $5.3 million. As a result, as of June 29, 2025, the Company had $74.7 million available under the 2025 Revolver Facility.

The 2025 Credit Agreement contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including limitations on indebtedness, liens, investments, negative pledges, dividends, junior financings and other fundamental changes. As of June 29, 2025, the Company was in compliance with financial covenants in the 2025 Credit Agreement.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended June 29, 2025, we implemented a new human capital management ("HCM") system. As a result, we modified and removed certain existing internal controls as well as implemented new controls and procedures impacted by the implementation of the new HCM system.

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2025 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under the Second Amended and Restated LLC Agreement of Portillo’s OpCo dated as of October 20, 2021 (the “OpCo LLCA”), the holders of LLC Units (other than the Company) may from time to time require Portillo’s OpCo to redeem all or a portion of their LLC Units for newly-issued shares of Class A common stock on a one-for-one basis in accordance with the terms of the OpCo LLCA. In the second quarter of 2025, certain pre-IPO Members affiliated with Berkshire Partners LLC redeemed 7,290,465 LLC units in the aggregate for newly-issued shares of Class A common stock on a one-for-one basis, in accordance with the OpCo LLCA.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 29, 2025, no director or officer of the Company adopted, amended or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Portillo's Inc. Form 10-Q | 37

Item 6. Exhibits.

Exhibit Number	Description	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Portillo's Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
3.2	Amended and Restated Bylaws of Portillo’s Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
10.1	Cooperation Agreement, dated as of April 28, 2025, (incorporated by reference to the Company's Form 8-K filed on April 28, 2025)
31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith
†    Indicates a management contract or compensatory plan or agreement

Portillo's Inc. Form 10-Q | 38

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: August 5, 2025	By:	/s/ Michael Osanloo
Michael Osanloo
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Portillo's Inc. Form 10-Q | 39