Form 10-Q
period 2025-09-28
Portillo's Inc.
filed 2025-11-04
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 28, 2025

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
☐     Yes     ☒     No
As of October 28, 2025, there were 71,932,314 shares of the registrant's Class A common stock, par value $0.01 per share, and 3,442,335 shares of the registrant's Class B common stock, par value $0.00001 per share, issued and outstanding.

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
•risks associated with our recently announced search for a new Chief Executive Officer and the related transition;
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
•inability to achieve our growth strategy, including as a result of, among other things, the availability of suitable new restaurant sites in existing and new markets and opening of new restaurants at the anticipated rate and on the anticipated timeline;
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

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	September 28, 2025	December 29, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$17,234	$22,876
Accounts and tenant improvement receivables	18,850	14,794
Inventories	9,225	7,915
Prepaid expenses	4,786	7,066
Total current assets	50,095	52,651
Property and equipment, net	407,252	358,975
Operating lease assets	259,468	222,390
Goodwill	394,298	394,298
Trade names	221,725	223,925
Other intangible assets, net	24,068	26,098
Equity method investment	15,701	16,056
Deferred tax assets	210,298	197,409
Other assets	7,637	8,284
Total other assets	873,727	866,070
TOTAL ASSETS	$1,590,542	$1,500,086

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,470	$45,516
Current portion of long-term debt	6,250	11,250
Current portion of Tax Receivable Agreement liability	7,766	7,686
Short-term debt	77,000	25,000
Deferred revenue	4,394	7,032
Short-term operating lease liabilities	6,301	6,013
Accrued expenses	37,123	33,072
Total current liabilities	187,304	135,569
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	239,368	275,422
Tax Receivable Agreement liability	345,480	316,893
Long-term operating lease liabilities	326,391	278,540
Other long-term liabilities	3,599	3,559
Total long-term liabilities	914,838	874,414
Total liabilities	1,102,142	1,009,983

COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 71,924,160 and 63,674,579 shares issued and outstanding at September 28, 2025 and December 29, 2024 , respectively.	719	637
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 3,442,335 and 10,732,800 shares issued and outstanding at September 28, 2025 and December 29, 2024, respectively.	—	—
Additional paid-in-capital	402,343	357,295
Retained earnings	56,360	43,129
Total stockholders' equity attributable to Portillo's Inc.	459,422	401,061
Non-controlling interest	28,978	89,042
Total stockholders' equity	488,400	490,103
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,590,542	$1,500,086
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Quarter Ended		Three Quarters Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024

REVENUES, NET	$181,428	$178,252	$546,321	$525,945

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	62,619	60,136	187,471	178,809
Labor	48,263	45,945	143,471	135,659
Occupancy	10,524	9,172	30,511	27,723
Other operating expenses	23,331	21,053	67,040	60,868
Total restaurant operating expenses	144,737	136,306	428,493	403,059

General and administrative expenses	20,025	18,305	57,726	54,786
Pre-opening expenses	3,260	1,747	5,465	5,270
Depreciation and amortization	7,312	6,679	21,489	20,729
Net income attributable to equity method investment	(452)	(383)	(998)	(923)
Other loss (income), net	1,112	(390)	800	(1,176)
OPERATING INCOME	5,434	15,988	33,346	44,200
Interest expense	5,664	6,450	17,139	19,583
Interest income	(118)	(50)	(268)	(204)
Tax Receivable Agreement liability adjustment	353	(1,724)	(2,132)	(2,724)
(LOSS) INCOME BEFORE INCOME TAXES	(465)	11,312	18,607	27,545
Income tax (benefit) expense	(1,247)	2,539	3,792	4,898
NET INCOME	782	8,773	14,815	22,647
Net (loss) income attributable to non-controlling interests	(432)	1,553	1,584	4,395
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$1,214	$7,220	$13,231	$18,252

Net income per common share attributable to Portillo's Inc.:
Basic	$0.02	$0.12	$0.20	$0.30
Diluted	$0.02	$0.11	$0.19	$0.29

Weighted-average common shares outstanding:
Basic	71,908,534	61,921,564	67,780,566	60,336,488
Diluted	73,973,710	64,894,558	70,131,466	63,347,715

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Quarter Ended September 28, 2025 and September 29, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
Balance at June 30, 2024	61,739,874	$617	11,640,555	$—	$344,937	$24,644	$93,924	$464,122
Net income	—	—	—	—	—	7,220	1,553	8,773
Equity-based compensation	—	—	—	—	2,940	—	566	3,506
Activity under equity-based compensation plans	416,652	4	—	—	1,522	—	—	1,526
Redemption of LLC Interests	66,763	1	(66,763)	—	(1)	—	—	—
Non-controlling interest adjustment	—	—	—	—	892	—	(892)	—
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(335)	—	—	(335)
Balance at September 29, 2024	62,223,289	622	11,573,792	—	349,955	31,864	95,151	477,592

Balance at June 29, 2025	71,890,168	719	3,442,335	—	403,068	55,146	28,864	487,797
Net income (loss)	—	—	—	—	—	1,214	(432)	782
Equity-based compensation	—	—	—	—	(173)	—	(147)	(320)
Activity under equity-based compensation plans	33,992	—	—	—	1	—	—	1
Non-controlling interest adjustment	—	—	—	—	(553)	—	553	—
Contributions from non-controlling interest holders	—	—	—	—	—	—	140	140
Balance at September 28, 2025	71,924,160	$719	3,442,335	$—	$402,343	$56,360	$28,978	$488,400

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 5

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Three Quarters Ended September 28, 2025 and September 29, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2023	55,502,375	$555	17,472,926	$—	$308,212	$13,612	$137,731	$460,110
Net income	—	—	—	—	—	18,252	4,395	22,647
Equity-based compensation	—	—	—	—	7,590	—	1,633	9,223
Activity under equity-based compensation plans	821,780	8	—	—	2,690	—	—	2,698
Redemption of LLC Units	5,899,134	59	(5,899,134)	—	(59)	—	—	—
Non-controlling interest adjustment	—	—	—	—	47,770	—	(47,770)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(838)	(838)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(16,248)	—	—	(16,248)
Balance at September 29, 2024	62,223,289	622	11,573,792	—	349,955	31,864	95,151	477,592

Balance at December 29, 2024	63,674,579	637	10,732,800	—	357,295	43,129	89,042	490,103
Net income	—	—	—	—	—	13,231	1,584	14,815
Equity-based compensation	—	—	—	—	3,875	—	413	4,288
Activity under equity-based compensation plans	959,116	9	—	—	2,141	—	—	2,150
Redemption of LLC Units	7,290,465	73	(7,290,465)	—	(73)	—	—	—
Non-controlling interest adjustment	—	—	—	—	60,910	—	(60,910)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(1,291)	(1,291)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(21,805)	—	—	(21,805)
Contributions from non-controlling interests	—	—	—	—	—	—	140	140
Balance at September 28, 2025	71,924,160	$719	3,442,335	$—	$402,343	$56,360	$28,978	$488,400

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Quarters Ended
	September 28, 2025	September 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,815	$22,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,489	20,729
Amortization of debt issuance costs and discount	521	568
Loss on sales of assets	248	130
Equity-based compensation	4,288	9,223
Deferred income tax expense	3,792	4,898
Tax Receivable Agreement liability adjustment	(2,132)	(2,724)
Gift card breakage	(656)	(666)
Asset impairment	2,200	—
Changes in operating assets and liabilities:
Accounts receivable	(123)	497
Receivables from related parties	(102)	152
Inventories	(1,310)	435
Other current assets	2,280	2,222
Operating lease assets	7,079	6,511
Accounts payable	(6,696)	4,538
Accrued expenses and other liabilities	2,004	1,880
Operating lease liabilities	(2,296)	(2,591)
Deferred lease incentives	2,186	3,476
Other assets and liabilities	1,154	29
NET CASH PROVIDED BY OPERATING ACTIVITIES	48,741	71,954
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(58,097)	(56,514)
Proceeds from the sale of property and equipment	18	77
NET CASH USED IN INVESTING ACTIVITIES	(58,079)	(56,437)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	52,000	(1,000)
Payments of long-term debt	(40,312)	(3,750)
Proceeds from equity offering, net of underwriting discounts	—	114,960
Repurchase of outstanding equity / Portillo's OpCo units	—	(114,960)
Distributions paid to non-controlling interest holders	(1,291)	(838)
Proceeds from stock option exercises	2,727	2,576
Employee withholding taxes related to net settled equity awards	(984)	(395)
Proceeds from Employee Stock Purchase Plan purchases	365	401
Payments of Tax Receivable Agreement liability	(7,686)	(4,429)
Payment of deferred financing costs	(1,263)	—
Contributions from non-controlling interests	140	—
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	3,696	(7,435)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(5,642)	8,082
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	22,876	10,438
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$17,234	$18,520

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 7

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Quarters Ended
	September 28, 2025	September 29, 2024
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$17,326	$13,010
Income tax paid	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$23,375	$22,352
Establishment of liabilities under Tax Receivable Agreement	38,485	34,025

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

The Company operates restaurants in 10 states that serve Chicago-style hot dogs and sausages, Italian beef sandwiches, char-grilled burgers, chopped salads, crinkle-cut fries, homemade chocolate cake and more, along with two food production commissaries in Illinois. As of September 28, 2025, the Company had 97 restaurants in operation. The Company also had one non-traditional location in operation, a food truck. Portillo's additionally has a 50% interest in a single restaurant owned by C&O Chicago, L.L.C. ("C&O"), which is excluded from the Company's restaurant count noted above. The Company’s principal corporate offices are located in Oak Brook, Illinois.

The Company entered into a joint venture agreement to develop and operate a restaurant at the Dallas-Fort Worth International Airport ("DFW") which is expected to commence operations in 2026. The Company holds a 65% ownership interest in AP Dogs, LLC ("AP Dogs") and has day-to-day operational and managerial control over its business and affairs. Accordingly, the Company consolidates the joint venture and reports a noncontrolling interest representing the economic interest in AP Dogs held by the other partner.

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

Fiscal Year

The Company uses a 52- or 53-week fiscal year ending on the Sunday prior to or on December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. An additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2025 and 2024 consist of 52 weeks. The fiscal periods presented in this report are the quarter and three quarters ended September 28, 2025 and September 29, 2024, respectively.

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

In the quarter ended September 28, 2025, management identified impairment indicators that required a quantitative assessment of goodwill outside of the Company's annual impairment test. These indicators included the announcement of a strategic reset of the Company’s development and growth plan, which resulted in revised financial targets for fiscal year 2025 and the announced departure of the Company’s President and Chief Executive Officer, effective September 21, 2025. Based on these factors and information available, the Company determined that an interim quantitative test of goodwill and indefinite-lived intangible assets for impairment should be performed as of September 28, 2025.

The Company has one reporting unit and the fair value of the reporting unit was estimated using a weighted combination of the income and market approaches. Under the income approach, the Company uses a discounted cash flow methodology, which requires management to make significant estimates and assumptions related to forecasted revenues, EBITDA margins, capital expenditures, perpetual growth rates, and long-term discount rates, among others. The market approach incorporated both the guideline public company method and the guideline transaction method. The guideline public company method involves analyzing valuation multiples of comparable publicly traded companies with similar operating and investment characteristics, while the guideline transaction method considers transaction multiples observed for comparable businesses. The Company also reconciles the fair value of its reporting unit to its current market capitalization to assess reasonableness. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit and the carrying value of the reporting unit. Upon completion of the quantitative impairment test and review of the related results in connection with the preparation of this Quarterly Report on Form 10-Q, the Company determined that the fair value of the reporting unit exceeded its carrying value by approximately 19%. Accordingly, the Company concluded that no impairment of goodwill existed as of the quarter and three quarters ended September 28, 2025.

The Company’s indefinite-lived intangible assets consist of trade names and trademarks (collectively, the “trade names”). The Company estimates the fair value of its trade names using a relief-from-royalty income approach. If the fair value of the trade name is less than its carrying value, an impairment loss is recorded for the difference between the estimated fair value and carrying value of the intangible assets. In the quarter ended September 28, 2025, due to the impairment indicators mentioned above, the Company also tested its trade names for impairment in connection with the preparation of this Quarterly Report on Form 10-Q. As a result, the Company recorded a non-cash impairment charge of $2.2 million related to its legacy Barnelli's trade name, a pasta concept available at nine co-branded restaurants, during the quarter and three quarters ended September 28, 2025. This impairment charge is included within other loss (income), net in the condensed consolidated statements of operations.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We will adopt ASU 2023-09 in our Annual Report on From 10-K for the year ending December 28, 2025. The adoption of ASU 2023-09 will not have an impact on our financial condition or results of operations but will change certain disclosures in our financial statements related to income taxes.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with

Portillo's Inc. Form 10-Q | 10

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
early adoption permitted. The Company is currently evaluating the effect of adopting this ASU.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard for the year ended December 29, 2024. Refer to Note 14. Segment Information for further detail.

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

Gift Cards

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). The Company has determined that 11% of gift card sales will not be redeemed and will be retained by us based on a portfolio assessment of historical data on gift card redemption patterns. Gift card breakage is recorded within revenues, net in the condensed consolidated statements of operations. The Company recognized gift card breakage of $0.2 million and $0.7 million for the quarter and three quarters ended September 28, 2025 and September 29, 2024, respectively.
The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability included in deferred revenue on the condensed consolidated balance sheets is as follows (in thousands):

	September 28, 2025	December 29, 2024
Gift card liability	$3,972	$6,875

Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in their respective gift card liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue recognized from gift card liability balance at the beginning of the year	$568	$568	$3,550	$3,550

Portillo's Inc. Form 10-Q | 11

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Loyalty Program

On March 3, 2025, the Company launched Portillo’s Perks™, an app-less loyalty program that lives in guests’ digital wallets. The loyalty program (“Perks”) is a visit-based program, and guests earn rewards based on qualified visits.

The Company defers revenue based on the average selling price of food, beverages, or retail merchandise earned through qualifying visits, establishing a corresponding Perks liability within deferred revenue on the condensed consolidated balance sheets. Currently, the Company does not record breakage due to the short expiration period of 14 to 30 days after the reward is issued. Upon redemption of Perks, revenue is recognized for redeemed food, beverage, or retail merchandise, and the Perks liability is reduced accordingly. As of September 28, 2025, the Perks liability was $0.1 million.

NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	September 28, 2025	December 29, 2024
Raw materials	$6,438	$5,756
Work in progress	180	168
Finished goods	2,216	1,216
Consigned inventory	391	775
	$9,225	$7,915

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	September 28, 2025	December 29, 2024
Land and land improvements	$25,911	$24,100
Buildings and improvements	5,791	5,084
Furniture, fixtures, and equipment	189,436	177,443
Leasehold improvements	307,218	286,003
Transportation equipment	2,019	2,042
Construction-in-progress	43,691	12,348
	574,066	507,020
Less accumulated depreciation	(166,814)	(148,045)
	$407,252	$358,975

Depreciation expense was $6.6 million and $19.5 million for the quarter and three quarters ended September 28, 2025, respectively, and $6.0 million and $18.6 million for the quarter and three quarters ended September 29, 2024, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

Portillo's Inc. Form 10-Q | 12

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year, along with indefinite-lived intangibles, or more frequently when impairment indicators are present. The Company completed an interim quantitative impairment test of both goodwill and trade names. After completing the evaluation, the Company concluded that no impairment of goodwill existed as of the quarter and three quarters ended September 28, 2025. During the quarter and three quarters ended September 28, 2025, the Company recognized trade name impairment charges of $2.2 million, included within other loss (income), net in the consolidated statement of operations. Refer to Note 2. Summary Of Significant Accounting Policies for further information.

Intangible assets, net consisted of the following (in thousands):

	As of September 28, 2025
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$(2,200)	$221,725
Intangible subject to amortization:
Recipes	56,117	(32,049)	—	24,068
	$280,042	$(32,049)	$(2,200)	$245,793

	As of December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangible subject to amortization:
Recipes	56,117	(30,019)	26,098
	$280,042	$(30,019)	$250,023

Amortization expense was $0.7 million for both the quarters ended September 28, 2025 and September 29, 2024, and $2.0 million and $2.2 million for the three quarters ended September 28, 2025 and September 29, 2024, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

The estimated aggregate amortization expense related to intangible assets held at September 28, 2025 for the remainder of this year and the succeeding five years and thereafter is as follows (in thousands):

Estimated Amortization
2025 (excluding the three quarters ended September 28, 2025)	$677
2026	2,707
2027	2,707
2028	2,707
2029	2,150
2030	1,369
2031 and thereafter	11,751
$24,068

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

As of September 28, 2025 and December 29, 2024, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	September 28, 2025	December 29, 2024
	Level 1	Level 1
Assets - Investments designated for deferred compensation plan
Cash accounts	$875	$988
Mutual funds	2,128	2,208
Total assets	$3,003	$3,196
As of September 28, 2025 and December 29, 2024, we had no Level 2 or Level 3 assets.
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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, net, operating lease assets, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the quarter and three quarters ended September 28, 2025, the Company recognized trade name impairment charges of $2.2 million, included within other loss (income), net in the consolidated statement of operations. Refer to Note 2. Summary Of Significant Accounting Policies for further information. There were no impairment charges recognized during the quarter and three quarters ended September 29, 2024.

Portillo's Inc. Form 10-Q | 14

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.     DEBT

Debt consisted of the following (in thousands):

	September 28, 2025	December 29, 2024
Term Loan	$248,438	$288,750
Revolver Facility	77,000	25,000
Unamortized discount and debt issuance costs	(2,820)	(2,078)
Total debt, net	322,618	311,672
Less: Short-term debt	(77,000)	(25,000)
Less: Current portion of long-term debt	(6,250)	(11,250)
Long-term debt, net	$239,368	$275,422
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

As of September 28, 2025, the interest rate on the 2025 Term Loan and 2025 Revolver Facility was 6.55% and 6.57%, respectively. Pursuant to the 2025 Credit Agreement, as of September 28, 2025, the commitment fees to maintain the 2025 Revolver Facility were 0.20%, and letter of credit fees were 2.25%. Commitment fees and letter of credit fees are recorded as interest expense in the condensed consolidated statements of operations. As of September 28, 2025, the effective interest rate was 6.90%.

As of September 29, 2024, the interest rates on the 2023 Term Loan and 2023 Revolver Facility were 7.98% and 7.85%, respectively. Pursuant to the Existing Credit Agreement as of September 29, 2024, the commitment fees to maintain the 2023 Revolver Facility were 0.20% and letter of credit fees were 2.50%. As of September 29, 2024, the effective interest rate was 8.32%.

The 2025 Term Loan Facility will amortize in quarterly installments, commencing on the last day of the first full fiscal quarter ended after the 2025 Credit Agreement Closing Date, equaling an aggregate amount of $6.3 million for the first 2 years following the 2025 Credit Agreement Closing Date, (ii) $12.5 million for the third and fourth years following the 2025 Credit Agreement Closing Date and (iii) $25.0 million for the fifth year following the 2025 Credit Agreement Closing Date, with the balance payable on the final maturity date.

As of September 28, 2025, outstanding borrowings under the 2025 Credit Agreement totaled $325.4 million, comprised of $248.4 million under the 2025 Term Loan, and $77.0 million under the 2025 Revolver Facility. Letters of credit issued under the 2025 Revolver Facility totaled $4.4 million. As a result, as of September 28, 2025, the Company had $68.6 million available under the 2025 Revolver Facility.

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

The Company amortized an immaterial amount of deferred financing costs during both the quarters ended September 28, 2025 and September 29, 2024, and $0.1 million of deferred financing costs during both the three quarters ended September 28, 2025 and September 29, 2024, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company amortized $0.2 million and $0.4 million in original issue discount related to the long-term debt during the quarter and three quarters ended September 28, 2025, respectively, and $0.2 million and $0.5 million in the quarter and three quarters ended September 29, 2024, respectively, which is included in interest expense in the condensed consolidated statements of operations.

Total interest expense was $5.7 million and $17.1 million for the quarter and three quarters ended September 28, 2025, respectively, and $6.5 million and $19.6 million for the quarter and three quarters ended September 29, 2024, respectively.

Fair Value of Debt

As of September 28, 2025 and December 29, 2024, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

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

As of September 28, 2025, the Company was in compliance with the financial covenants in the 2025 Credit Agreement.

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

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	September 28, 2025		December 29, 2024
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	71,924,160	95.4%	63,674,579	85.6%
pre-IPO LLC Members	3,442,335	4.6%	10,732,800	14.4%
Total	75,366,495	100.0%	74,407,379	100.0%

Portillo's Inc. Form 10-Q | 16

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for the quarter and three quarters ended September 28, 2025 was 4.6% and 9.6%, respectively. The pre-IPO LLC Members' weighted average ownership percentage for the quarter and three quarters ended September 29, 2024 was 15.8% and 17.7%, respectively.

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Quarter Ended		Three Quarters Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income attributable to Portillo's Inc.	$1,214	$7,220	$13,231	$18,252
Activity under equity-based compensation plans	1	1,522	2,141	2,690
Non-controlling interest adjustment	(553)	892	60,910	47,770
Redemption of LLC Units	—	(1)	(73)	(59)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	(335)	(21,805)	(16,248)
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$662	$9,298	$54,404	$52,405

The Company entered into a joint venture agreement to develop and operate a restaurant at DFW airport, which is expected to commence operations in 2026. The Company holds a 65% ownership interest in AP Dogs. In the quarter ended September 28, 2025, $0.1 million of contributions from non-controlling interests were received.

NOTE 10.    EQUITY-BASED COMPENSATION
Equity-based compensation expense is calculated based on equity awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.

Equity-based compensation expense included in the Company’s consolidated statements of operations is as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Labor	$492	$568	$1,350	$1,522
General and administrative	(812)	2,938	2,938	7,701
Total equity-based compensation (benefit) expense	$(320)	$3,506	$4,288	$9,223

The Company's Chief Executive Officer departed from his role, effective September 21, 2025. In connection with his separation from the Company, Mr. Osanloo and the Company entered into a Separation Agreement and Release (the “Separation Agreement”). In accordance with the Separation Agreement, Mr. Osanloo's outstanding stock option awards granted to him on October 1, 2018 under the 2014 Equity Incentive Plan will remain exercisable through the 10th anniversary of the original grant date. The modification was to extend the permitted time for which the options could be exercised subsequent to termination, from 90 days to October 1, 2028. The Company recorded a $2.4 million charge to equity-based compensation expense during the quarter and three quarters ended September 28, 2025, to reflect the incremental value related to the modification described herein. All other equity grants were forfeited, resulting in a credit of previously-recognized equity-based compensation expense of $5.0 million.

Portillo's Inc. Form 10-Q | 17

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

During the three quarters ended September 28, 2025, the Company granted 689,041 RSUs, under the Portillo's Inc. 2021 Equity Incentive Plan (the "2021 Plan") to certain employees. During the three quarters ended September 28, 2025, we also granted 93,725 RSUs to non-employee directors under the 2021 Plan. The weighted average fair value of these awards was determined using the Company's closing stock price on the applicable grant dates, which was $11.55. The RSUs granted to employees will generally vest one-third on each of the first three anniversaries of the date of grant subject to continued service on such date. The RSUs granted to non-employee directors will vest at the end of this year.

Stock Options

During the three quarters ended September 28, 2025, the Company granted 307,692 stock options under the 2021 Plan, to its former President and Chief Executive Officer. In accordance to the Separation Agreement, all of Mr. Osanloo's stock options granted under the 2021 Plan were forfeited effective September 21, 2025.

Performance Stock Units

During the three quarters ended September 28, 2025, the Company granted 301,118 performance stock units ("PSUs") to its executive officers under the 2021 Plan. These PSUs will vest after the fiscal year ending December 26, 2027 based on continued service and the achievement of performance metrics. The amount of awards that can be earned ranges from 0% to 200% of the number of performance stock units granted, based on the achievement of approved financial goals tied to the cumulative growth of revenue and Adjusted EBITDA from fiscal year 2025 to fiscal year 2027. The fair value of these awards was determined using the Company's closing stock price on the date of grant of $12.08. Equity-based compensation costs associated with these PSUs are reassessed each reporting period based on estimated performance achievement. The cumulative effect on current and prior periods of a change in attainment is recognized in general and administrative expenses in the consolidated statements of operations in the period of change.

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

Income Tax Expense

The effective income tax rate for the quarter and three quarters ended September 28, 2025 was 268.2% and 20.4%, respectively, and 22.4% and 17.8%, respectively, for the quarter and three quarters ended September 29, 2024. The increase in our effective income tax rate for the quarter ended September 28, 2025 compared to the quarter ended September 29, 2024 was primarily driven by the decrease in the valuation allowance related to the separation of Mr. Osanloo. This increases the effective income tax rate because the Company recorded a pre-tax loss for the quarter ended September 28, 2025. The increase in our effective income tax rate for the three quarters ended September 28, 2025 compared to the three quarters ended September 29, 2024 was primarily driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo. The Company’s annual effective tax rate differs from the statutory rate of 21% primarily because of state and local taxes, deferred tax adjustments and impacts from equity-based award activity partially offset by the portion of Portillo's OpCo earnings that are attributable to non-controlling interest that the Company is not liable for federal or state income taxes.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 28, 2025, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to the basis difference in its investment in Portillo's OpCo that will never be realizable or only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize) are more likely than not to be realized.

Portillo's Inc. Form 10-Q | 18

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tax Receivable Agreement

As of September 28, 2025, we estimated that our obligation for future payments under the TRA liability totaled $353.2 million. During the three quarters ended September 28, 2025 and September 29, 2024, the Company made TRA payments of $7.7 million relating to tax year 2023 and $4.4 million relating to tax year 2022, respectively. We expect a payment of $7.8 million relating to tax year 2024 to be paid within the next 12 months.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have evaluated the potential effects of the relevant provisions of the Act and do not expect a significant financial statement impact as a result of the Act.

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

The computations of basic and diluted earnings per share for the quarter and three quarters ended quarters ended September 28, 2025 and September 29, 2024 are as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income	$782	$8,773	$14,815	$22,647
Net (loss) income attributable to non-controlling interests	(432)	1,553	1,584	4,395
Net income attributable to Portillo's Inc.	$1,214	$7,220	$13,231	$18,252

Shares:
Weighted-average number of common shares outstanding-basic	71,909	61,922	67,781	60,336
Dilutive share awards	2,065	2,973	2,351	3,011
Weighted-average number of common shares outstanding-diluted	73,974	64,895	70,131	63,348

Basic net income per share	$0.02	$0.12	$0.20	$0.30
Diluted net income per share	$0.02	$0.11	$0.19	$0.29

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

Portillo's Inc. Form 10-Q | 19

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following shares were excluded from the calculation of diluted earnings per share because they would be antidilutive or subject to performance conditions which have not been satisfied by the end of the reporting period (in thousands):

	Quarter Ended		Three Quarters Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Performance Stock Options	734	2,109	734	2,109
Performance Stock Units	259	296	259	296
Restricted Stock Units	942	133	52	141
Stock Options	—	318	—	318
Total shares excluded from diluted net income per share	1,935	2,856	1,045	2,864

NOTE 13.    CONTINGENCIES

The Company is party to legal proceedings and potential claims arising in the normal conduct of business, including claims related to employment matters, contractual disputes, customer injuries, and property damage. Although the ultimate outcome of these claims and lawsuits cannot be predicted with certainty, management believes that the resulting liability, including as a result of the matter described below, if any, will not have a material effect on the Company’s condensed consolidated financial statements.

On September 3, 2024, a former team member from one of the Company's two California restaurants filed a class action lawsuit alleging wage and hour violations and unfair competition, as well as claims under the California Private Attorneys General Act (“PAGA”). At this time a loss is reasonably possible but not estimable, and as a result, no litigation reserve has been recorded on our condensed consolidated balance sheet as of September 28, 2025.

NOTE 14.    SEGMENT INFORMATION

The Company's chief operating decision maker (the "CODM") is its Interim Chief Executive Officer. As the CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, the Company has one operating segment and one reportable segment.

The CODM allocates resources and assesses performance of the Company based on net income (loss), as reported on the condensed consolidated statement of operations, which as the segment measure of profit and loss that is closest to GAAP, is the required segment measure. Net income was $0.8 million and $14.8 million for the quarter and three quarters ended September 28, 2025, respectively, and $8.8 million and $22.6 million for the quarter and three quarters ended September 29, 2024, respectively. In addition to net income (loss), the CODM also reviews revenue, operating income (loss), restaurant-level adjusted EBITDA, and adjusted EBITDA.

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

Portillo's Inc. Form 10-Q | 20

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.    RELATED PARTY TRANSACTIONS

As of September 28, 2025 and December 29, 2024 the related parties’ receivables balance consisted of $0.4 million and $0.3 million, respectively, due from C&O, which is included in accounts and tenant improvement receivables in the condensed consolidated balance sheets.

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

The Company incurred the following Olo-related costs for the quarter and three quarters ended September 28, 2025 and September 29, 2024 (in thousands):

	Quarter Ended		Three Quarters Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Food, beverage and packaging costs	$446	$481	$1,430	$1,495
Other operating expenses	143	107	436	347
Total Olo-related costs	$589	$588	$1,866	$1,842

As of September 28, 2025 and December 29, 2024, $0.3 million and $0.4 million, respectively, were payable to Olo and were included in accounts payable in the condensed consolidated balance sheets.

Tax Receivable Agreement

We are party to a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. During the three quarters ended September 28, 2025 and September 29, 2024, the Company made TRA payments of $7.7 million relating to tax year 2023 and $4.4 million relating to tax year 2022, respectively. We expect a payment of $7.8 million relating to tax year 2024 to be paid within the next 12 months.

(in thousands)	September 28, 2025	December 29, 2024
Current portion of Tax Receivable Agreement liability	$7,766	$7,686
Tax receivable agreement liability	345,480	316,893

Redemption of LLC Units

During the three quarters ended September 28, 2025, certain pre-IPO Members affiliated with Berkshire Partners LLC redeemed 7,290,465 LLC units in the aggregate for newly-issued shares of Class A common stock on a one-for-one basis, in accordance with the terms of the Second Amended and Restated LLC agreement of Portillo's OpCo, dated as of October 20, 2021. Berkshire Partners LLC and its affiliates beneficially own approximately 5.2% of the Company as of September 28, 2025.

Transactions with Non-Controlling Interest Holders

	Quarter Ended		Three Quarters Ended
(in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Distributions paid to non-controlling interest holders	$—	$—	$1,291	$838
Contributions from non-controlling interest holders	$140	$—	$140	$—

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

As of September 28, 2025, we owned and operated 98 Portillo’s restaurants across ten states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-Q | 22

Financial Highlights for the Quarter Ended September 28, 2025 vs. Quarter Ended September 29, 2024:

•Total revenue of $181.4 million, an increase of 1.8% or $3.2 million
•Same-restaurant sales decrease of -0.8%
•Operating income of $5.4 million, a decrease of $10.6 million
•Net income of $0.8 million, a decrease of $8.0 million
•Restaurant-Level Adjusted EBITDA* of $36.7 million, a decrease of $5.3 million
•Adjusted EBITDA* of $21.4 million, a decrease of $6.5 million

Financial Highlights for the Three Quarters Ended September 28, 2025 vs. Three Quarters Ended September 29, 2024:

•Total revenue of $546.3 million, an increase of 3.9% or $20.4 million
•Same restaurant sales increase of +0.5%
•Operating income of $33.3 million, a decrease of $10.9 million
•Net income of $14.8 million, a decrease of $7.8 million
•Restaurant-Level Adjusted EBITDA* of $117.8 million, a decrease of $5.1 million
•Adjusted EBITDA* of $72.7 million, a decrease of $6.9 million

* Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income (loss) and Restaurant-Level Adjusted EBITDA to operating income the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Recent Developments and Trends

On September 10, 2025, we announced a strategic reset of our development and growth plans to sharpen focus on our core markets, enhance unit economics, and position the Company for sustained success. The initiatives we announced directly align with these priorities and are anchored by the four goals below:
•Drive transactions by reinforcing value and service.
•Simplify operations, including the discontinuation of our Chicago breakfast pilot.
•Sharpen focus with a more measured pace of new restaurant growth.
•Optimize capital deployment to position Portillo’s for positive free cash flow in 2026.

Additionally, on September 22, 2025, the Company's Board of Directors (the “Board”) announced the departure of Michael Osanloo from his role as President and Chief Executive Officer ("CEO") of the Company, effective September 21, 2025. In the interim, the Board appointed Mike Miles, as CEO of the Company, effective September 21, 2025. Mr. Miles serves as Chairman of the Board, where he has been a member since 2014. As previously disclosed, the Board has initiated a process to identify the Company's next CEO and has hired a global executive search firm to assist in the CEO search processes.

In the quarter and three quarters ended September 28, 2025, total revenue grew 1.8% or $3.2 million and 3.9% or $20.4 million, respectively, primarily due to new restaurant openings in 2024 and 2025. Same-restaurant sales declined 0.8% during the quarter ended September 28, 2025, compared to a 0.9% same-restaurant sales decline during the quarter ended September 29, 2024. Same-restaurant sales increased 0.5% during the three quarters ended September 28, 2025, compared to a 0.9% same-restaurant sales decline during the three quarters ended September 29, 2024. Refer to "Selected Operating Data" section below for definition of Same-Restaurant Sales.

In the quarter and three quarters ended September 28, 2025, commodity inflation was 6.3% and 3.9%, respectively, compared to 3.6% and 5.1% for the quarter and three quarters ended September 29, 2024, respectively. Labor, as a percentage of revenue, net, increased 0.8% and 0.5% during the quarter and three quarters ended September 28, 2025, respectively, compared to the quarter and three quarters ended September 29, 2024, primarily due to lower transactions, incremental wage rate increases, higher benefit costs, and deleverage from our newer restaurant openings, partially offset by a higher average check and labor efficiencies. We increased certain menu prices by approximately 1.5% in January 2025, 1.0% in April 2025, and 0.7% in June 2025.

Portillo's Inc. Form 10-Q | 23

Development Highlights

During the quarter ended September 28, 2025, we opened four restaurants. Subsequent to September 28, 2025, we opened one additional restaurant, bringing our total restaurant count to 99, as of the filing of this Quarterly Report on Form 10-Q, including a restaurant owned by C&O of which Portillo’s owns 50% of the equity. We plan to open three more restaurants in the fourth quarter, including our first restaurant in Georgia, for a total of 8 new restaurants opened in the fiscal year 2025.

During the third quarter, we opened our first in-line restaurant format. With the exception of the one in-line restaurant, all new restaurant openings in 2025 will be our “Restaurant of the Future” (RoTF 1.0) design, which is a smaller square footage prototype featuring a shorter, more efficient production line designed to reduce cost and provide excellent service to our guests.

Below are the restaurants opened since the beginning of fiscal 2025:

Location	Opening Month	Fiscal Quarter Opened
Tomball, Texas	July 2025	Q3 2025
Stafford, Texas	August 2025	Q3 2025
Grand Prairie, Texas	August 2025	Q3 2025
Middleton, Florida (In-Line)	August 2025	Q3 2025
Chandler, Arizona	November 2025	Q4 2025

Portillo's Inc. Form 10-Q | 24

Consolidated Results of Operations

The following table summarizes our results of operations for the quarter and three quarters ended September 28, 2025 and September 29, 2024 (in thousands):

	Quarter Ended				Three Quarters Ended
	September 28, 2025		September 29, 2024		September 28, 2025		September 29, 2024
REVENUES, NET	$181,428	100.0%	$178,252	100.0%	$546,321	100.0%	$525,945	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	62,619	34.5%	60,136	33.7%	187,471	34.3%	178,809	34.0%
Labor	48,263	26.6%	45,945	25.8%	143,471	26.3%	135,659	25.8%
Occupancy	10,524	5.8%	9,172	5.1%	30,511	5.6%	27,723	5.3%
Other operating expenses	23,331	12.9%	21,053	11.8%	67,040	12.3%	60,868	11.6%
Total restaurant operating expenses	144,737	79.8%	136,306	76.5%	428,493	78.4%	403,059	76.6%
General and administrative expenses	20,025	11.0%	18,305	10.3%	57,726	10.6%	54,786	10.4%
Pre-opening expenses	3,260	1.8%	1,747	1.0%	5,465	1.0%	5,270	1.0%
Depreciation and amortization	7,312	4.0%	6,679	3.7%	21,489	3.9%	20,729	3.9%
Net income attributable to equity method investment	(452)	(0.2)%	(383)	(0.2)%	(998)	(0.2)%	(923)	(0.2)%
Other loss (income), net	1,112	0.6%	(390)	(0.2)%	800	0.1%	(1,176)	(0.2)%
OPERATING INCOME	5,434	3.0%	15,988	9.0%	33,346	6.1%	44,200	8.4%
Interest expense	5,664	3.1%	6,450	3.6%	17,139	3.1%	19,583	3.7%
Interest income	(118)	(0.1)%	(50)	—%	(268)	—%	(204)	—%
Tax Receivable Agreement liability adjustment	353	0.2%	(1,724)	(1.0)%	(2,132)	(0.4)%	(2,724)	(0.5)%
(LOSS) INCOME BEFORE INCOME TAXES	(465)	(0.3)%	11,312	6.3%	18,607	3.4%	27,545	5.2%
Income tax (benefit) expense	(1,247)	(0.7)%	2,539	1.4%	3,792	0.7%	4,898	0.9%
NET INCOME	782	0.4%	8,773	4.9%	14,815	2.7%	22,647	4.3%
Net (loss) income attributable to non-controlling interests	(432)	(0.2)%	1,553	0.9%	1,584	0.3%	4,395	0.8%
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$1,214	0.7%	$7,220	4.1%	$13,231	2.4%	$18,252	3.5%
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

Revenues for the quarter ended September 28, 2025 were $181.4 million compared to $178.3 million for the quarter ended September 29, 2024, an increase of $3.2 million or 1.8%. The increase in revenues was primarily attributed to the opening of eight restaurants in the third and fourth quarters of 2024 and four restaurants in 2025, partially offset by a decrease in our same-restaurant sales. Restaurants not in our Comparable Restaurant Base (as defined in "Selected Operating Data" below) contributed $5.6 million of the total year-over-year increase. Same-restaurant sales decreased 0.8%, or $1.2 million in the quarter. The same-restaurant sales decline was attributable to a 2.2% decrease in transactions, partially offset by an increase in average check of 1.4%. The higher average check was driven by an approximate 3.2% increase in certain menu prices, partially offset by a 1.8% decrease in product mix. For the purpose of calculating same-restaurant sales for the quarter ended September 28, 2025, sales for 76 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base.

Portillo's Inc. Form 10-Q | 25

The following table summarizes the Company's revenue for the quarter ended September 28, 2025 and September 29, 2024 (in thousands):

	Quarter Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
Same-restaurant sales (76 restaurants) (1)	$157,444	$158,675	$(1,231)	(0.8)%
Restaurants not yet in comparable base opened in fiscal 2025 (4 restaurants) (1)	2,445	—	2,445	nm
Restaurants not yet in comparable base opened in fiscal 2024 (10 restaurants) (1)	9,413	5,370	4,043	75.3%
Restaurants not yet in comparable base opened in fiscal 2023 (7 restaurants) (1)	10,695	11,539	(844)	(7.3)%
Other (2)	1,431	2,668	(1,237)	(46.4)%
Revenues, net	$181,428	$178,252	$3,176	1.8%
(1) Total restaurants indicated are as of September 28, 2025. Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
(2) Includes revenue from direct shipping sales and non-traditional locations.

Revenues for the three quarters ended September 28, 2025 were $546.3 million compared to $525.9 million for the three quarters ended September 29, 2024, an increase of $20.4 million or 3.9%. The increase in revenues was primarily attributed to the opening of ten restaurants in 2024 and four restaurants in 2025 and an increase in our same-restaurant sales. Restaurants not in our Comparable Restaurant Base contributed $19.6 million of the total year-over-year increase. Same-restaurant sales increased 0.5%, or $2.5 million. The same-restaurant sales increase was attributable to an increase in average check of 2.7%, partially offset by a 2.2% decrease in transactions. The higher average check was primarily driven by an approximate 3.5% increase in menu prices, partially offset by a 0.8% decrease in product mix. To address inflationary cost pressures, we increased select menu prices by approximately 1.5% in January 2025, 1.0% in April 2025, and 0.7% in June 2025. For the purpose of calculating same-restaurant sales for the three quarters ended September 28, 2025, sales for 76 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base.
The following table summarizes the Company's revenue for the three quarters ended September 28, 2025 and September 29, 2024 (in thousands):

	Three Quarters Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
Same-restaurant sales (76 restaurants) (1)	$468,150	$465,675	$2,475	0.5%
Restaurants not yet in comparable base opened in fiscal 2025 (4 restaurants) (1)	2,445	—	2,445	nm
Restaurants not yet in comparable base opened in fiscal 2024 (10 restaurants) (1)	31,838	8,782	23,056	262.5%
Restaurants not yet in comparable base opened in fiscal 2023 (7 restaurants) (1)	37,242	43,125	(5,883)	(13.6)%
Other (2)	6,646	8,363	(1,717)	(20.5)%
Revenues, net	$546,321	$525,945	$20,376	3.9%
(1) Total restaurants indicated are as of September 28, 2025. Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
(2) Includes revenue from direct shipping sales and non-traditional locations.

Food, Beverage and Packaging Costs

Food, beverage and packaging costs include the direct costs associated with food and beverages, including packaging products and third-party delivery commissions. The components of food, beverage and packaging costs are variable by nature, change with sales volume, are impacted by product mix and are subject to increases or decreases in commodity costs, as well as geographic scale and proximity.

Food, beverage and packaging costs for the quarter ended September 28, 2025 were $62.6 million compared to $60.1 million for the quarter ended September 29, 2024, an increase of $2.5 million or 4.1%. This increase was primarily driven by a 6.3% increase in commodity prices and the opening of eight restaurants during the third and fourth quarters of 2024 and four restaurants in 2025. As a percentage of revenues, net, food, beverage and packaging costs increased 0.8% during the quarter ended September 28, 2025. The increase was primarily due to an increase in certain commodity prices, partially offset by an increase in average check.

Portillo's Inc. Form 10-Q | 26

Food, beverage and packaging costs for the three quarters ended September 28, 2025 was $187.5 million compared to $178.8 million for the three quarters ended September 29, 2024, an increase of $8.7 million or 4.8%. This increase was primarily driven by a 3.9% increase in commodity prices and the opening of ten restaurants in 2024 and four restaurants in 2025. As a percentage of revenues, net, food, beverage and packaging costs increased 0.3% during the three quarters ended September 28, 2025. The increase was primarily due to an increase in certain commodity prices, partially offset by an increase in average check.
Labor Expenses

Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the quarter ended September 28, 2025 were $48.3 million compared to $45.9 million for the quarter ended September 29, 2024, an increase of $2.3 million or 5.0%. This increase was primarily driven by the opening of eight restaurants in the third and fourth quarters of 2024 and four restaurants in 2025, and incremental investments to support our team members. As a percentage of revenues, net, labor increased 0.8% during the quarter ended September 28, 2025. The increase was primarily due to lower transactions, incremental wage increases, higher benefit costs, and deleverage from our newer restaurant openings, partially offset by an increase in our average check and labor efficiencies.

Labor expenses for the three quarters ended September 28, 2025 were $143.5 million compared to $135.7 million for the three quarters ended September 29, 2024, an increase of $7.8 million or 5.8%. This increase was primarily driven by the opening of ten restaurants in 2024 and four restaurants in 2025, an increase in benefit expenses, and incremental investments to support our team members. As a percentage of revenues, net, labor increased 0.5% primarily due to lower transactions, higher benefit costs, incremental wage increases, and deleverage from our newer restaurant openings, partially offset by labor efficiencies and an increase in our average check.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes, and exclude occupancy expenses associated with unopened restaurants, which are recorded separately in pre-opening expenses.

Occupancy expenses for the quarter ended September 28, 2025 were $10.5 million compared to $9.2 million for the quarter ended September 29, 2024, an increase of $1.4 million or 14.7%, primarily driven by the opening of eight restaurants in the third and fourth quarters of 2024 and four restaurants in 2025. As a percentage of revenues, net, occupancy expenses increased 0.7%.

Occupancy expenses for the three quarters ended September 28, 2025 were $30.5 million compared to $27.7 million for the three quarters ended September 29, 2024, an increase of $2.8 million or 10.1%, primarily driven by the opening of ten restaurants in 2024 and four restaurants in 2025. As a percentage of revenues, net, occupancy expenses increased 0.3%.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other operating expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the quarter ended September 28, 2025 were $23.3 million compared to $21.1 million for the quarter ended September 29, 2024, an increase of $2.3 million or 10.8%, primarily due to the opening of eight restaurants in the third and fourth quarters of 2024 and four restaurants in 2025, and an increase in repairs and maintenance, utilities, and advertising expense, partially offset by lower cleaning expenses due to vendor renegotiation. As a percentage of revenues, net, operating expenses increased 1.1% primarily due to the aforementioned increases in expenses, partially offset by an increase in our average check.

Other operating expenses for the three quarters ended September 28, 2025 were $67.0 million compared to $60.9 million for the three quarters ended September 29, 2024, an increase of $6.2 million or 10.1%, primarily due to the opening of ten restaurants in 2024 and four restaurants in 2025, and an increase in repairs and maintenance, utilities, and advertising expenses, partially offset by lower cleaning expenses due to vendor renegotiation. As a percentage of revenues, net, operating expenses increased 0.7% primarily due to the aforementioned increases in expenses, partially offset by an increase in our average check.

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

General and administrative expenses for the quarter ended September 28, 2025 were $20.0 million compared to $18.3 million for the quarter ended September 29, 2024, an increase of $1.7 million or 9.4%. This increase was primarily driven by $3.3 million in dead site costs. This increase was partially offset by a $1.1 million net benefit resulting from the CEO transition. This benefit was due to the forfeiture of equity awards, offset by other transition expenses.

General and administrative expenses for the three quarters ended September 28, 2025 were $57.7 million compared to $54.8 million for the three quarters ended September 29, 2024, an increase of $2.9 million or 5.4%. This increase was primarily driven by $3.3 million in dead site cost as well as increases in software license fees related to our enterprise resource planning ("ERP") and human capital management ("HCM") system implementations. This increase was partially offset by a $1.1 million net benefit resulting from the CEO transition. This benefit was due to the forfeiture of equity awards, offset by other transition expenses.

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

Pre-opening expenses for the quarter ended September 28, 2025 were $3.3 million compared to $1.7 million for the quarter ended September 29, 2024, an increase of $1.5 million or 86.6%. The increase was due to the number and timing of activities related to our planned restaurant openings for the quarter ended September 28, 2025 as compared to the quarter ended September 29, 2024.

Pre-opening expenses for the three quarters ended September 28, 2025 were $5.5 million compared to $5.3 million for the three quarters ended September 29, 2024, an increase of $0.2 million or 3.7%. This increase was due to the number and timing of activities related to our planned restaurant openings for the three quarters ended September 28, 2025 as compared to the three quarters ended September 29, 2024.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including land improvements, buildings and improvements, fixtures and equipment, leasehold improvements, and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for the quarter ended September 28, 2025 was $7.3 million compared to $6.7 million for the quarter ended September 29, 2024, an increase of $0.6 million or 9.5%. This increase was primarily attributable to incremental depreciation from capital expenditures related to the opening of eight restaurants in the third and fourth quarters of 2024 and four restaurants in 2025, offset by a reduction in depreciation expense due to fully depreciated assets and disposals compared to the prior year period.

Depreciation and amortization expense for the three quarters ended September 28, 2025 was $21.5 million compared to $20.7 million for the three quarters ended September 29, 2024, an increase of $0.8 million or 3.7%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of ten restaurants in 2024 and four restaurants in 2025, partially offset by a reduction in depreciation expense due to fully depreciated assets and disposals compared to the prior year period.

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

Net income attributable to equity method investment for the quarter ended September 28, 2025 was $0.5 million compared to $0.4 million for the quarter ended September 29, 2024, an increase of $0.07 million or 18.0%. This increase was primarily driven by an increase in sales.

Net income attributable to equity method investment for the three quarters ended September 28, 2025 was $1.0 million compared to $0.9 million for the three quarters ended September 29, 2024, an increase of $0.08 million or 8.1%. This increase was primarily driven by an increase in sales.

Other Loss (Income), Net

Other loss (income), net, includes among other items, income resulting from discounts received for timely filing of sales tax returns, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan, gains or losses on asset disposals, and asset impairment charges.

Other loss (income), net, for the quarter ended September 28, 2025 was a loss of $1.1 million compared to income of $0.4 million for the quarter ended September 29, 2024, a decrease of $1.5 million or 385.1%. This decrease was primarily attributable to a legacy Barnelli's trade name impairment charge and reduced sales tax filing discounts due to the new statutory cap implemented in Illinois on January 1, 2025, partially offset by a settlement received from a service provider regarding their performance.

Other loss (income), net, for the three quarters ended September 28, 2025 was a loss of $0.8 million compared to income of $1.2 million for the three quarters ended September 29, 2024, a decrease of $2.0 million or 168.0%. This decrease was primarily attributable to a legacy Barnelli's trade name impairment charge and reduced sales tax filing discounts due to the new statutory cap implemented in Illinois on January 1, 2025, partially offset by a settlement received from a service provider regarding their performance.

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for the quarter ended September 28, 2025 was $5.7 million compared to $6.5 million for the quarter ended September 29, 2024, a decrease of $0.8 million or 12.2%. This decrease was primarily driven by a lower effective interest rate attributable to the improved lending terms associated with our 2025 Credit Agreement amendment.

Interest expense for the three quarters ended September 28, 2025 was $17.1 million compared to $19.6 million for the three quarters ended September 29, 2024, a decrease of $2.4 million or 12.5%. This decrease was primarily driven by a lower effective interest rate attributable to the improved lending terms associated with our 2025 Credit Agreement amendment.

Our effective interest rate was 6.90% as of September 28, 2025 and 8.32% as of September 29, 2024.

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents.

Interest income for both the quarters ended September 28, 2025 and September 29, 2024 was $0.1 million.

Interest income for the three quarters ended September 28, 2025 was $0.3 million compared to $0.2 million for the three quarters ended September 29, 2024, an increase of $0.1 million or 31.4%.

Portillo's Inc. Form 10-Q | 29

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

The tax receivable agreement liability adjustment for the quarter ended September 28, 2025 was an expense of $0.4 million compared to a benefit of $1.7 million for the quarter ended September 29, 2024. The change was related to a remeasurement primarily due to activity under equity-based compensation plans and impacts from the One Big Beautiful Bill Act (the "Act") which was signed into law on July 4, 2025.

The tax receivable agreement liability adjustment for the three quarters ended September 28, 2025 was a benefit of $2.1 million compared to a benefit of $2.7 million for the three quarters ended September 29, 2024. The change was related to a remeasurement primarily due to activity under equity-based compensation plans and impacts from the Act.

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

Income tax benefit for the quarter ended September 28, 2025 was $1.2 million compared to income tax expense of $2.5 million for the quarter ended September 29, 2024, a decrease of $3.8 million or 149.1%. Our effective income tax rate for the quarter ended September 28, 2025 was 268.2%, compared to 22.4% for the quarter ended September 29, 2024. The increase in our effective income tax rate for the quarter ended September 28, 2025 compared to the quarter ended September 29, 2024 was primarily driven by a decrease in the valuation allowance related to the separation of Mr. Osanloo. This increases the effective income tax rate because the Company recorded a pre-tax loss for the quarter ended September 28, 2025.

Income tax expense for the three quarters ended September 28, 2025 was $3.8 million compared to $4.9 million for the three quarters ended September 29, 2024, a decrease of $1.1 million or 22.6%. Our effective income tax rate for the three quarters ended September 28, 2025 was 20.4%, compared to 17.8% for the three quarters ended September 29, 2024. The increase in our effective income tax rate for the three quarters ended September 28, 2025 compared to the three quarters ended September 29, 2024 was primarily driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo.

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

Net loss attributable to non-controlling interests for the quarter ended September 28, 2025 was $0.4 million, compared to net income attributable to non-controlling interests of $1.6 million for the quarter ended September 29, 2024, a decrease of $2.0 million or 127.8%. The decrease in net income attributable to non-controlling interests for the quarter ended September 28, 2025 was primarily due to a decrease in net income for the quarter ended September 28, 2025 and a decrease in the non-controlling interest holders' weighted average ownership to 4.6% for the quarter ended September 28, 2025 from 15.8% for the quarter ended September 29, 2024.

Net income attributable to non-controlling interests for the three quarters ended September 28, 2025 was $1.6 million, compared to net income attributable to non-controlling interest of $4.4 million for the three quarters ended September 29, 2024, a decrease of $2.8 million or 64.0%. The decrease in net income attributable to non-controlling interests for the three quarters ended September 28, 2025 was primarily due to a decrease in net income and a decrease in the non-controlling interest holders' weighted average ownership to 9.6% for the three quarters ended September 28, 2025 from 17.7% for the three quarters ended September 29, 2024.

Portillo's Inc. Form 10-Q | 30

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

	Quarter Ended		Three Quarters Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Total Restaurants (a)	98	88	98	88
AUV (in millions) (a)	N/A	N/A	$8.6	$8.9
Change in same-restaurant sales (b) (c)	(0.8)%	(0.9)%	0.5%	(0.9)%
Adjusted EBITDA (in thousands) (b)	$21,387	$27,911	$72,662	$79,554
Adjusted EBITDA Margin (b)	11.8%	15.7%	13.3%	15.1%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$36,691	$41,946	$117,828	$122,886
Restaurant-Level Adjusted EBITDA Margin (b)	20.2%	23.5%	21.6%	23.4%
(a) Includes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity. AUVs for the quarters ended September 28, 2025 and September 29, 2024 represent AUVs for the twelve months ended September 28, 2025 and September 29, 2024, respectively. Total restaurants indicated are as of September 28, 2025.
(b) Excludes C&O.
(c) For the quarter ended September 29, 2024, same-restaurant sales compares the 13 weeks from July 1, 2024 through September 29, 2024 to the 13 weeks from July 3, 2023 through October 1, 2023. For the three quarters ended September 29, 2024, same-restaurant sales compares the 39 weeks from January 1, 2024 through September 29, 2024 to the 39 weeks from January 2, 2023 through October 1, 2023

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). For the three quarters ended September 28, 2025 and September 29, 2024, there were 76 and 70 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes C&O.

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

Portillo's Inc. Form 10-Q | 31

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

Portillo's Inc. Form 10-Q | 32

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended		Three Quarters Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income	$782	$8,773	$14,815	$22,647
Net income margin	0.4%	4.9%	2.7%	4.3%
Depreciation and amortization	7,312	6,679	21,489	20,729
Interest expense	5,664	6,450	17,139	19,583
Interest income	(118)	(50)	(268)	(204)
Income tax (benefit) expense	(1,247)	2,539	3,792	4,898
EBITDA	12,393	24,391	56,967	67,653
Deferred rent (1)	1,952	1,391	4,870	3,857
Equity-based compensation	(320)	3,506	4,288	9,223
Cloud-based software implementation costs (2)	—	64	267	514
Amortization of cloud-based software implementation costs (3)	292	220	806	366
Other loss (4)	2,305	63	2,448	129
Transaction-related fees and expenses (5)	6	—	742	536
Strategic realignment costs (6)	4,406	—	4,406	—
Tax Receivable Agreement liability adjustment (7)	353	(1,724)	(2,132)	(2,724)
Adjusted EBITDA	$21,387	$27,911	$72,662	$79,554
Adjusted EBITDA Margin (8)	11.8%	15.7%	13.3%	15.1%
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
(4) Represents loss on disposal of property and equipment and a legacy Barnelli's trade name impairment charge included within other loss (income), net.
(5) Represents certain expenses that management believes are not indicative of ongoing operations, consisting primarily of certain professional fees included within general and administrative expenses.
(6) Represents costs of $1.5 million in connection with the departure of our CEO and $2.9 million of costs related to the Company's strategic reset of its development and growth plans that are included within general and administrative expenses.
(7) Represents remeasurement of the Tax Receivable Agreement liability.
(8) Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net.

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

Portillo's Inc. Form 10-Q | 33

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended		Three Quarters Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Operating income	$5,434	$15,988	$33,346	$44,200
Operating income margin	3.0%	9.0%	6.1%	8.4%
Plus:
General and administrative expenses	20,025	18,305	57,726	54,786
Pre-opening expenses	3,260	1,747	5,465	5,270
Depreciation and amortization	7,312	6,679	21,489	20,729
Net income attributable to equity method investment	(452)	(383)	(998)	(923)
Other loss (income), net	1,112	(390)	800	(1,176)
Restaurant-Level Adjusted EBITDA	$36,691	$41,946	$117,828	$122,886
Restaurant-Level Adjusted EBITDA Margin (1)	20.2%	23.5%	21.6%	23.4%
(1) Restaurant-Level Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our 2025 Revolver Facility. As of September 28, 2025, we maintained a cash and cash equivalents and restricted cash balance of $17.2 million and had $68.6 million of availability under our 2025 Revolver Facility, after giving effect to $4.4 million in outstanding letters of credit.

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

As of September 28, 2025, we estimate that our obligation for future payments under the TRA totaled $353.2 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $415.6 million as of September 28, 2025. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $353.2 million,

Portillo's Inc. Form 10-Q | 34

primarily over the next 15 years, substantially declining in year 16 through year 47. In the three quarters ended September 28, 2025 and September 29, 2024, we made TRA payments of $7.7 million relating to tax year 2023 and $4.4 million relating to tax year 2022, respectively. We expect a payment of $7.8 million relating to tax year 2024 to be paid within the next 12 months.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Three Quarters Ended
	September 28, 2025	September 29, 2024
Net cash provided by operating activities	$48,741	$71,954
Net cash used in investing activities	(58,079)	(56,437)
Net cash provided by (used in) financing activities	3,696	(7,435)
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,642)	8,082
Cash and cash equivalents and restricted cash at beginning of period	22,876	10,438
Cash and cash equivalents and restricted cash at end of period	$17,234	$18,520
Operating Activities

Net cash provided by operating activities for the three quarters ended September 28, 2025 was $48.7 million compared to net cash provided by operating activities of $72.0 million for the three quarters ended September 29, 2024, a decrease of $23.2 million or 32.3%. This decrease was primarily driven by the change in operating assets and liabilities of $13.0 million, a decrease in net income of $7.8 million, and change in non-cash items of $2.4 million.

The $13.0 million change in our operating assets and liabilities balances was primarily driven by operating assets and liabilities being a source of net cash of $4.2 million in the three quarters ended September 28, 2025, compared to a source of net cash of $17.1 million in three quarters ended September 29, 2024 driven by the change in accounts payable and inventory in the three quarters ended September 28, 2025. The decrease in net income for the three quarters ended September 28, 2025 was primarily due to the factors driving the aforementioned change in revenues and expenses as described in the condensed consolidated results of operations in the three quarters ended September 28, 2025 compared to the three quarters ended September 29, 2024. The $2.4 million change from the three quarters ended September 28, 2025 in non-cash charges is primarily driven by lower equity-based compensation expense, partially offset by the asset impairment charge recorded in the third quarter of 2025.

Investing Activities

Net cash used in investing activities was $58.1 million for the three quarters ended September 28, 2025 compared to $56.4 million for the three quarters ended September 29, 2024, an increase of $1.6 million or 2.9%. This increase was primarily due to the number and timing of builds in process.

Financing Activities

Net cash provided by financing activities was $3.7 million for the three quarters ended September 28, 2025 compared to net cash used in financing activities of $7.4 million for the three quarters ended September 29, 2024, an increase of $11.1 million or 149.7%. This increase is primarily due to an increase in proceeds from short-term debt, partially offset by payments of long-term debt in connection with our refinancing in the first quarter of 2025, as described in Note 8. Debt, and an increase of $3.3 million in payments related to the Tax Receivable Agreement liability for the three quarters ended September 28, 2025 as compared to the three quarters ended September 29, 2024.

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

Portillo's Inc. Form 10-Q | 35

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

As of September 28, 2025, we had $77.0 million of borrowings under the 2025 Revolver Facility, and letters of credit issued under the 2025 Revolver Facility totaled $4.4 million. As a result, as of September 28, 2025, the Company had $68.6 million available under the 2025 Revolver Facility.

The 2025 Credit Agreement contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including limitations on indebtedness, liens, investments, negative pledges, dividends, junior financings and other fundamental changes. As of September 28, 2025, the Company was in compliance with financial covenants in the 2025 Credit Agreement.

Material Cash Requirements

There have been no material changes to the material cash requirements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, other than those payments made in the ordinary course of business.

Refer to Note 8. Debt for a description of a Credit Agreement and the repayment of borrowings.

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates or significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, except as set forth below.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are assessed for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit or an intangible asset is less than its carrying value.

In the quarter ended September 28, 2025, management identified impairment indicators that required a quantitative assessment of goodwill and trade names outside of the Company's annual impairment test. Refer to Note 2. Summary Of Significant Accounting Policies for a discussion of the impairment indicators identified during the period.

The Company has one reporting unit and during fiscal 2025, the Company refined its methodology for estimating the fair value of its reporting unit. In prior periods, the Company primarily utilized a market capitalization approach. Beginning in fiscal 2025, the Company incorporated a weighted combination of the income and market approaches to estimate fair value. Management believes this change provides a more comprehensive and representative valuation of the reporting unit by considering both the Company’s projected future cash flows and observable market data for comparable companies.

Under the income approach, the Company uses a discounted cash flow methodology, which requires management to make significant estimates and assumptions related to forecasted revenues, EBITDA margins, capital expenditures, perpetual growth rates, and long-term discount rates, among others. The market approach incorporated both the guideline public company method and the guideline transaction method. The guideline public company method involves analyzing valuation multiples of comparable publicly traded companies with similar operating and investment characteristics, while the guideline transaction method considers transaction multiples observed for comparable businesses. The Company also reconciles the fair value of its reporting unit to its current market capitalization to assess reasonableness. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit and the carrying value of the reporting unit. Upon completion of the quantitative impairment test and review of the related results in connection with the preparation of this Quarterly Report on Form 10-Q, the Company determined that the fair value of the reporting unit exceeded its carrying value by approximately 19%. Accordingly, the Company concluded that no impairment of goodwill existed as of the

Portillo's Inc. Form 10-Q | 36

quarter and three quarters ended September 28, 2025.

The Company’s indefinite-lived intangible assets consist of trade names and trademarks (collectively “trade names”). The Company estimates the fair value of its trade names using a relief-from-royalty income approach. If the fair value of the trade name is less than its carrying value, an impairment loss is recorded for the difference between the estimated fair value and carrying value of the intangible assets. After completing the quantitative impairment test in connection with the preparation of this Quarterly Report on Form 10-Q, the Company recorded a non-cash impairment charge of $2.2 million to its legacy Barnelli's trade name, a pasta concept available at nine co-branded restaurants, during the quarter and three quarters ended September 28, 2025. This impairment charge is included within other loss (income), net in the condensed consolidated statements of operations.

Significant changes in economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of our estimates of the fair value of our reporting unit and could result in an impairment of goodwill or intangibles in a future interim period or as of September 29, 2025, our next annual measurement date. As of September 28, 2025, we had approximately $394.3 million of goodwill and $221.7 million of indefinite-lived intangible assets.

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

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 28, 2025 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 28, 2025, no director or officer of the Company adopted, amended or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Portillo's Inc. Form 10-Q | 38

Item 6. Exhibits.

Exhibit Number		Description	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Portillo's Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
3.2		Amended and Restated Bylaws of Portillo’s Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
10.1	†	Offer Letter from Portillo's Hot Dogs, LLC to Michael A. Miles, Jr., as of October 6, 2025	*
10.2	†	Michael Osanloo Separation Agreement and Release	*
31.1		Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2		Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH		XBRL Taxonomy Extension Schema Document	*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	*
104		Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith
†    Indicates a management contract or compensatory plan or agreement

Portillo's Inc. Form 10-Q | 39

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: November 4, 2025	By:	/s/ Michael A. Miles, Jr.
Michael A. Miles, Jr.
Interim President and Chief Executive Officer Chairman of the Board (Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Portillo's Inc. Form 10-Q | 40