Form 10-K
period 2025-12-28
Portillo's Inc.
filed 2026-02-24
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 28, 2025
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
☐     Yes     ☒     No

The aggregate market value of the common stock held by non-affiliates of the registrant on June 27, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price of the registrant's Class A common stock as reported by The Nasdaq Stock Market on that date, was approximately $812,118,271. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 17, 2026, there were 72,065,650 shares of the registrant's Class A common stock, par value $0.01 per share, and 3,442,335 shares of the registrant's Class B common stock, par value $0.00001 per share, issued and outstanding.

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein, including, but not limited to: risks related to or arising from our organizational structure; risks of food-borne illness and food safety and other health concerns about our food; risks relating to the economy and financial markets, including in relation to trade and tax policy changes and other macroeconomic uncertainty, including inflation, fluctuating interest rates, stock market activity, recession concerns, or other factors; risks associated with onboarding a new Chief Executive Officer; the impact of unionization activities of our team members on our reputation, operations and profitability; risks associated with our reliance on certain information technology systems, and potential failures or interruptions; risks associated with data, privacy, cybersecurity and the use and implementation of information technology systems, including our digital ordering and payment platforms for our delivery business; risks associated with increased adoption, implementation and use of artificial intelligence ("AI") technologies across our business; the impact of competition, including from our competitors in the restaurant industry or our own restaurants; the increasingly competitive labor market and our ability to attract and retain the best talent and qualified employees, including executive officers and the other key team members, the impact of federal, state or local government regulations relating to privacy, data protection, advertising and consumer protection, building and zoning requirements, labor and employment matters, costs of or ability to open new restaurants, or the sale of food and alcoholic beverages; inability to achieve our growth strategy, including as a result of, among other things, the availability of suitable new restaurant sites in existing and new markets and opening of new restaurants at the anticipated rate and on the anticipated timeline; the impact of consumer sentiment and other economic factors on our sales; increases in food and other operating costs, tariffs and import taxes, and supply shortages; and certain other risk factors identified in Part I, Item 1A of this Form 10-K.

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

Portillo's Inc. Form 10-K | 1

PART I
ITEM 1.     BUSINESS

Portillo’s Inc. (the “Company") was incorporated as a Delaware corporation on June 8, 2021, for the purpose of facilitating an initial public offering ("IPO") and other related transactions in order to carry on the business of PHD Group Holdings LLC and its subsidiaries (“Portillo’s OpCo”). The Company became the sole managing member of Portillo’s OpCo and operates and controls all of the business and affairs of Portillo's OpCo. As a result, the Company consolidates the financial results of Portillo's OpCo and reports a non-controlling interest representing the economic interest in Portillo's OpCo held by the other members of Portillo's OpCo (the "pre-IPO LLC Members"). Portillo’s Inc. Class A common stock trades on the Nasdaq under the symbol "PTLO." Unless the context otherwise requires, references to "we," "us," "our," "Portillo's," the "Company" and other similar references refer to Portillo's Inc. and its subsidiaries, including Portillo’s OpCo.

As of the fiscal year ended December 28, 2025 ("fiscal 2025"), we owned and operated 102 restaurants across 11 states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which we own 50% of the equity. As of December 28, 2025, the Company owned 95.4% of Portillo's OpCo and the pre-IPO LLC Members owned the remaining 4.6% of Portillo's OpCo.

The Company entered into a joint venture agreement to develop and operate a restaurant at the Dallas-Fort Worth International Airport ("DFW")
which is expected to commence operations in 2026. The Company holds a 65% ownership interest in AP Dogs, LLC ("AP Dogs") and has day-to-
day operational and managerial control over its business and affairs. Accordingly, the Company consolidates the joint venture and reports a noncontrolling interest representing the economic interest in AP Dogs held by the other partner.

Overview of Portillo's

Portillo’s serves iconic Chicago street food in high-energy, multichannel restaurants designed to ignite the senses and create memorable dining experiences. Since our founding in 1963 in a small trailer that Dick Portillo called “The Dog House,” we have grown to become a treasured brand with a passionate (some might say obsessed) nationwide following. Our diverse menu features all-American favorites such as Chicago-style hot dogs and sausages, Italian beef sandwiches, char-broiled burgers, fresh chopped salads, crinkle-cut fries, homemade chocolate cake and our signature chocolate cake shake. We create a consumer experience like no other by combining the best attributes of fast-casual and quick-service ("QSR") concepts with an exciting energy-filled atmosphere in a restaurant model capable of generating tremendous volumes. Nearly all of our restaurants were built with double lane drive-thrus and have been thoughtfully designed with a layout that accommodates a variety of access modes including dine-in, carryout, delivery and catering to quickly and efficiently serve our guests. We believe the combination of our craveable food, multichannel sales model, dedication to operational excellence, and distinctive team member-driven culture gives us a competitive advantage. Our business, including many of the elements described below, is subject to certain risks that may materially and adversely affect our ability to achieve our desired outcomes. For a more in-depth discussion of such risks, see Part I, Item 1A, "Risk Factors."

Our Story

An Iconic and Beloved Brand with Obsessed, Lifelong Fans. We capture the hearts, minds and stomachs of our guests with every meal served. Our menu features something for everyone and appeals to a broad demographic, which enables our restaurants to thrive and generate strong and balanced volumes across multiple dayparts, weekdays and occasions.

Energetic Restaurant Atmosphere that Engages the Senses. While our operating model is focused on getting delicious, made-to-order food to our guests quickly, we believe our atmosphere makes the experience more than a delicious meal. When guests walk into a Portillo’s, they are immersed in an experience unlike any chain restaurant visit. Our restaurants engage all the senses to create a fun, relaxed and memorable occasion.

Our dining areas evoke nostalgia and local influences. Each of our restaurants has its own themed décor, ranging from a 1930s prohibition motif to a 1950s diner to a 1960s flower-power bus, as well as a retro automotive garage theme. The music ties to the theme, from ragtime to doo wop to disco. No detail is too small, be it lighting, signage or even the stars subtly sparkling on the ceiling. Each restaurant also draws design elements from the local community. The layouts create comfortable spaces for individual diners, families, large groups, and even wedding parties.

Beyond the space itself, we believe the energy of Portillo’s is unique. Our guests can see into our open kitchens, where their meals are prepared right before their eyes. The smells of burgers broiling, french fries frying, and beef simmering in gravy emanate from the kitchen. Each completed meal is announced with a fun rhyme (“Number two, we got you!”; “Number seven, welcome to Portillo’s heaven!”). But the most important element of the energy is the enthusiasm of the scores of guests who are all excited to be there and enjoying their Portillo’s experience. We want every guest that visits to leave with good memories, a satiated appetite and a desire to return.

Our Strategy

Maintaining the Fabric of our Beloved Brand. Portillo’s aims to offer industry-leading experiences across our traditional sales channels, while continuing to grow and innovate in growth sales channels. Dine-in provides the best Portillo’s experience, so we strive for our dine-in experience to represent the heart of Portillo’s and our values of Family, Greatness, Energy, and Fun. In our drive-thru, we strive to maintain top performance in the industry across speed, service, and accuracy. In our sales channels of digital pickup, delivery, and catering we have made great strides operationally that will allow us to win additional market share.

Portillo’s pioneered our drive-thru model beginning in the 1980s, combining speed and hospitality via outside order takers, food runners, and multi-lane drive-thrus. Our teams are focused on continuously improving and innovating the drive-thru experience to improve throughput and order accuracy. New restaurants are opened with drive-thru doors to aid our runners and improve the guest experience.

Experience, service, and food quality define value in our brand, but maintaining a strong price point remains a high priority given how broadly we compete in the restaurant industry. We consistently monitor price points across many categories and occasions that are relevant to our guests. To succeed moving forward, we will continue our pricing strategy combined with a focus on operational excellence and aim to remain an unrivaled value compared to fast-casual competitors.

Leveraging Our Brand Strength. We believe one of the most effective ways to market Portillo's is by having people experience our food firsthand. Our average unit volume ("AUV") is bolstered by a broad menu that offers something truly craveable for everyone. We constantly tap industry and primary consumer research to inform our menu, operations, and guest experience, while also monitoring the competition to keep our offerings relevant and differentiated.

In March 2025, we launched Portillo's Perks™ ("Perks"), our first-ever loyalty program delivered through guests' digital wallets. The program provides personalized, frequency-based rewards designed to drive repeat visits and brand engagement. By the end of 2025, Perks amassed more than two million members. Throughout 2025, we supported select promotional initiatives tied to core menu items, including limited-time value offers for loyalty members. These initiatives included brand-related product launches and collaborations designed to drive guest engagement.

We employ localized field marketing efforts, supported by digital, social, and selective traditional advertising, to build awareness, drive traffic, and support new and existing markets. These efforts are tailored at the local level through coordination between field marketing teams and restaurant management. In fiscal 2025, marketing activities included targeted advertising in our Chicagoland core market, and in Arizona and Texas, limited-time product offerings, and community-based initiatives. Pre-opening marketing activities were also conducted to support our entry into the Georgia market, and drive initial consumer awareness.

Our guests increasingly interact with Portillo's in the digital space, whether engaging with us on social media, our new Perks loyalty platform, learning about us through digital advertising, or placing an order on our app or in one of our self-order kiosks. Kiosks have been a success, adding incrementality to the check and providing a great guest experience.

Driving Growth via Strong Unit Economics and Measured Capital Deployment. In fiscal 2025, we opened eight new restaurants. We continue to pursue our substantial runway for growth by fine tuning our development approach, led by an emphasis on four-wall returns and a more gradual approach to new market entry to build the needed awareness, trial and demand for future restaurants.

We are continuously refining our restaurant prototypes, including the introduction of a limited number of smaller-footprint restaurants in non-traditional locations such as an airport location and an in-line restaurant, while investing in existing restaurants to drive great guest experiences and great returns. In the past, some of our restaurants were over 10,000 square feet and had 105-foot production lines. In 2024, we opened two restaurants with our Restaurant of the Future ("RoTF 1.0") design, a 6,250 square foot restaurant with a 47-foot production line that is more efficient to build and also better reflects the way consumers interact with our brand today. In 2025, with the exception of one in-line restaurant and one Portillo's pickup restaurant, all new restaurant openings were our RoTF 1.0 design. Our teams will continue to evaluate our restaurant formats to further reduce our build costs, provide flexibility as we grow, and achieve attractive returns.

Our Team – Human Capital Management

Our team member base, as of December 28, 2025, consisted of 7,890 team members. This included 195 Restaurant Support Center (“RSC”) team members, 478 Restaurant Managers, Assistant General Managers, and General Managers, and 7,118 restaurant hourly team members in positions such as crew chief, training lead, food production and guest services. We also have 87 hourly team members, which also includes crew chiefs, and 12 salaried team members, which includes managers and senior managers, at our commissaries. Our team members are not covered by any collective bargaining agreements. See our risk factor “Matters relating to employment and labor law could have a material adverse effect, result in litigation or union activities, add significant costs and divert management attention” identified in Part I, Item 1A of this Form 10-K.

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

Values-Driven, People-Centric Culture. People are the Heart of Portillo’s. Guided by our purpose of creating lifelong memories and our Employee Value Proposition ("EVP") — Feeding Passions, Making Memories — we aim to attract, hire, develop and retain great people who turn their obsession for our brand into a profession.

This work is shaped by our values. They represent a people-centric approach that impacts how we work, how we lead, and how we support one another every day. They are:

Family
We work together to make everyone feel at home, and we step up when someone needs help.

Greatness
We are obsessed with achieving greatness and work hard to continuously improve. Our greatness is rooted in Quality, Service, Attitude and Cleanliness (“QSAC”).

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

Our leadership program, Ignite, continues to be a stronghold in our growth and development strategy, allowing us to create a strong talent pipeline while retaining our high-performing team members. Talent management prioritizes Portillo's seven leadership traits, which are needed to be successful in the organization. Our growth, development, and retention strategies align on these leadership traits to build skills to be used both professionally and personally. We work with team members and managers to build individual development plans with training and experience, and we hold regularly scheduled development programs throughout the year for each level of leadership. Further, we continue to hold bi-annual talent and succession planning summits to identify and support individuals with career pathing and development opportunities. We encourage team members to connect with one another in an informal mentoring program to build relationships and solidify their sense of belonging.

Engagement & Experience. Across the team member lifecycle—from attraction and recruiting to onboarding, development, and retention—we prioritize empowerment, inclusion, and recognition to ensure every individual has a voice and the tools to succeed. Our blended in-house recruiting team and decentralized ownership hiring at the restaurants and plants build a strong talent pipeline, while onboarding equips new hires to thrive and development opportunities enable team members to deepen skills and advance their careers.

In 2025, we continued to strengthen engagement through innovative platforms and strategic partnerships. Portillo’s Connect, launched in 2024, has become a cornerstone for team recognition, collaboration, and idea sharing. We measure engagement through our partnership with Gallup and our annual EverEngaged survey, where we achieved a record 91% participation rate this year. Over time, Portillo’s has maintained steady engagement levels, with Market Managers and General Managers continuing to rank among the highest tiers. Survey insights confirm that team members feel clear on expectations, have the resources to perform effectively, and understand how our values guide their work.

Flexibility is another cornerstone of our experience strategy. Our scheduling system enables hourly team members to align work with personal commitments, while RSC team members benefit from a hybrid work model and initiatives like “No-Meeting Fridays” for professional development or personal time. During summer months, we extend this flexibility with early weekend starts.

In 2025, we elevated our experience through the implementation of Workday ("MyPortillo’s"), a human capital management connected platform for talent, total rewards, learning and development. This system empowers team members to manage growth, performance, and benefits with ease.

We also celebrated leadership and collaboration through our General Manager Summit and RSC Summit, bringing together leaders from across the country to align priorities, share best practices, and strengthen cross-functional partnerships. These events underscore our commitment to leadership development, operational excellence, and innovation.

Total Rewards. The physical, financial, and mental well-being of our team members remains a top priority, and we continue to invest in their success. We believe in a total rewards philosophy of providing above market pay in our restaurants, especially across our leadership positions. We remain focused on compensating our team members fairly and equitably based on their roles and responsibilities.

This commitment is evidenced by our investment in our compensation packages and robust suite of benefit offerings. In 2025, we completed a comprehensive benchmark analysis for our positions and made pay adjustments to preserve our competitive edge. We also enhanced our benefits package by providing 100% coverage for mental health office visits on our medical plans and transitioned our non-qualified retirement savings plan to a new vendor that offers our team members a more streamlined experience and additional financial education resources and opportunities.

Heart of Portillo's Fund. In 2025, the “Heart of Portillo’s Fund,” an IRC section 501(c)(3) charitable fund, raised over $180,000 to provide emergency assistance to team members. In 2025, the fund awarded over 50 grants and has provided support to team members for expenses following illness or injury, the unexpected death of a family member, negative impact from a natural disaster, and other financial hardships.

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

Distribution. Our main line distribution network is comprised of several independently-operated partners aligned under the UniPro umbrella, the largest food service distribution cooperative in the United States. This strategy affords us the opportunity to align with right-sized organizations across the United States to leverage volume for a competitive advantage and exceptional customer service.

Commissaries. We operate two commissaries to supply our network of restaurants with our signature beef, peppers and gravy for our Italian beef sandwiches and to ensure product consistency and quality. These ingredients are shipped to our restaurants where our team members will finish the preparation in our kitchens to serve our guests.

Quality Systems. Quality and food safety are paramount to protecting our brand and are treated with the utmost priority. Our supplier and distribution partners participate in third-party audits to ensure all applicable food safety and quality system expectations are being met. Our restaurant locations are audited for food safety and quality compliance through a combination of third-party organizations and the Portillo's-managed quality and food safety team. Our commissaries also undergo food safety and quality audits on a regular basis and are regulated by the U.S. Department of Agriculture ("USDA") and Food and Drug Administration ("FDA").

Our Competition

The restaurant industry is highly competitive and fragmented. We compete primarily with QSR and fast-casual concepts, and to a lesser extent, full-service restaurants. The number, size and strength of competitors vary by region. Our competition in these segments includes a variety of small, locally-owned restaurants, medium-sized regional restaurant concepts, and larger national restaurant concepts that provide some combination of dine-in, carry-out, drive-thru and delivery services to their guests. We believe competition with these restaurants is based primarily on quality and innovation in the food products offered, price and perceived value, quality of service experience (including technological and other innovations), speed of service, personnel, advertising and other marketing efforts, brand identification, restaurant location, and image and attractiveness of the restaurants.

The restaurant industry is often affected by changes in consumer tastes; national, regional or local economic conditions; demographic trends; traffic patterns; the type, number and location of competing restaurants; and consumers’ discretionary purchasing power. We compete within each market with national and regional chains and locally-owned restaurants for guests, management and hourly personnel and suitable real estate sites. In addition, expanding product offerings at fast-casual and QSR and the convenience of home delivery services, together with negative economic conditions, could cause consumers to choose less expensive alternatives or reduce the frequency of their restaurant visits. We expect intense competition to continue in all of these areas.

Our Intellectual Property

Our intellectual property includes our trademarks and service marks registered with the United States Patent and Trademark Office (including Portillo’s® and other names used by our restaurants), the trade dress of our restaurants, our websites and domain names (including our website at portillos.com and other websites and domain names used by our restaurants) and other unregistered intellectual property. We take steps to enforce and maintain our intellectual property rights, but infringement, validity challenges and other risks may adversely affect or even eliminate our intellectual property rights.

Governmental Regulation and Environmental Matters

We are subject to federal, state and local government regulation, including those relating to, among others, public health and safety, nutritional content labeling, zoning and fire codes, environmental protection, and employment regulations. Failure to obtain or retain food or other licenses and registrations or exemptions would adversely affect the operations of our restaurants. For a more in-depth discussion of such risks, see Part I, Item 1A, "Risk Factors."

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal, state and local laws governing such matters as minimum wages, exempt versus non-exempt classification status, overtime pay, unemployment tax rates, paid leave, workers’ compensation rates, residency and work authorization requirements and other working conditions. Our team members are typically paid more than the applicable minimum wage in the area where they work, and increases in federal or state minimum wages or unemployment benefits may result in increases in the wage rates paid. We are also subject to the Americans with Disabilities Act (the “ADA”), which prohibits discrimination on the basis of disability in public accommodations and employment, which may require us to design or modify our restaurants to make reasonable accommodations for individuals with disabilities.

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

Food and commodity cost volatility has affected our profitability and reputation in the past and could do so in the future. While a portion of our commodities are subject to contract pricing, as our contracts expire we may unable to successfully (re)negotiate terms that protect us from inflation or the portion not covered by contract pricing might increase unexpectedly, creating unplanned price inflation. We experienced 3.9% and 4.2% commodity price inflation for the years ended December 28, 2025 and December 29, 2024, respectively.

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

Portillo's Inc. Form 10-K | 2

We may fail to open new restaurants or establish new markets or our new restaurants may not perform as well as anticipated, may not be profitable, or may close.

Opening and profitably operating new restaurants in existing and new markets is key to our growth. We remain focused on disciplined growth and development, building new restaurants designed for strong unit economics, attractive four-wall returns, and efficient capital deployment that will fuel long-term growth. As part of that process, we may struggle to identify target markets, we may not be able to open our planned new restaurants within budget or on a timely basis, and our new restaurants may not perform as well as anticipated. New restaurant success is affected by several factors, many of which are beyond our control, including our ability to secure a sufficient pipeline of appropriate and attractive sites, and to complete construction in a timely and cost-efficient manner.

We may open restaurants in geographic markets where we have little or no prior operating experience. Moreover, consumer recognition of our brand has been important to the success of our existing restaurants, and our concept may have limited appeal in new markets. Restaurants in new markets may take longer to reach expected sales and profit targets and may have higher construction, occupancy and operating costs than existing restaurants. New restaurants in or near markets with existing restaurants could have a material adverse effect on sales at these existing restaurants. Failure on our part to recognize or respond to these challenges may adversely affect the success of new restaurants and could have a material adverse effect on our Results.

Some of our restaurants have higher-than-normal sales volumes during the initial startup period, and our Restaurant-Level Adjusted EBITDA Margins are generally lower in the first 12 months of operation. In new markets, the period before average sales stabilize is less predictable because of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our AUVs and same-restaurant sales may not increase to the same levels achieved by our existing restaurants over the past several years. Our ability to operate new restaurants profitably and increase AUVs and same-restaurant sales will depend on many factors, some of which are beyond our control.

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

As our restaurants mature, they require capital expenditures to remain competitive and maintain our brand standard. If we cannot fund capital expenditures using cash flows from operations, we will need to borrow or otherwise obtain funds or capex investments will be delayed or eliminated, which could make those restaurants less attractive to guests and materially, adversely affect the business.

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

We incur costs and expend other resources on marketing efforts for new and seasonal menu items, advertising campaigns, loyalty programs, and restaurant designs and continuously evolve our digital and social media strategies to maintain customer mindshare and brand relevance, particularly given the importance of the digital experience among customers. We also invest in other marketing initiatives across paid and organic channels to help build customer awareness of, engagement with, and loyalty to our brand. These initiatives may not be successful, resulting in expenses incurred without higher sales or increased brand recognition.

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

Portillo's Inc. Form 10-K | 3

Food safety concerns and incidents involving food-borne illness could have an adverse effect on our business.

Food safety is a top priority and we dedicate substantial resources to help ensure that our guests enjoy safe, quality food products. However, food-borne illnesses and other food safety issues have occurred in the past and could occur in the future. Incidents or reports of food-borne or water-borne illness or other food safety issues, food contamination or tampering, team member hygiene and cleanliness failures, improper team member conduct, or guests spreading illness while at our restaurants could lead to product liability or other legal claims. Such incidents or reports could negatively affect our brand and reputation and could have a material adverse effect on our Results.

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

Other restaurant chains have experienced incidents related to food-borne illness incidents that have had material adverse impacts on their operations, and it’s possible we could suffer a similar impact if one or more of our restaurants were to experience a material food safety incident. Additionally, even if food-borne illnesses are not identified at our restaurants, our restaurant sales could be adversely affected if instances of food-borne illnesses at other restaurant chains occur and are highly publicized.

We face significant competition for guests, and our inability to compete effectively may affect our traffic, our sales and our operating profit margins, which could have a material adverse effect on our Results.

The restaurant industry is intensely competitive. We compete directly and indirectly with national, regional and local limited-service (e.g., QSR or fast-casual) and full-service restaurants on food quality, brand recognition, service, price and value, convenience, design and location. Some competitors have significantly greater financial, marketing, personnel and other resources, and many are well-established in our target markets. Many of our competitors have greater name recognition locally, regionally, or nationally in these target markets.

Our continued success also depends on the popularity of our menu and overall guest experience. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number, and location of competing restaurants often affect restaurant performance, and our competitors may react more effectively to changes. In the past, some of our competitors have implemented promotional programs that offer price discounts or reward programs, and they may continue to do so in the future. If we cannot compete effectively, our traffic, restaurant sales and restaurant operating profit margins could decline, which could have a material adverse effect on our Results. If our competitors increase spending on marketing and other initiatives or our marketing expenditures decrease, or our advertising, promotions, and restaurant designs and locations are less effective than those of our competitors, it could have a material adverse effect on our Results.

Our restaurant base is geographically concentrated in the Midwestern United States, and we could be negatively affected by conditions specific to that region.

Our restaurants in the Midwestern United States represented approximately 66% of our restaurants as of December 28, 2025. Our restaurants in the Chicagoland area represented approximately 42% of our total restaurants and 50% of restaurants in our comparable base, as of December 28, 2025. Our comparable restaurant base is defined as the number of restaurants open for at least 24 full fiscal periods. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Midwestern United States have had, and may continue to have, material adverse effects on our Results. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by conditions in this geographic area compared to other chain restaurants with a more distributed national footprint.

Our competitors could open additional restaurants in the Midwestern United States, which could result in reduced market share for us in this key geographic region, which could have a material adverse effect on our Results.

Damage to our reputation and negative publicity could have a material adverse effect on our Results.

Our reputation and the perception of our brand are critical to our success. Any incident that erodes our consumer loyalty could significantly damage our business. We may be adversely affected by negative publicity relating to food quality, the safety, sanitation and upkeep of our restaurant facilities, guest complaints or litigation, health inspection scores, integrity of our suppliers’ food processing and other policies, practices and procedures, team member relationships and welfare, employment practices or other matters at one or more of our restaurants. Furthermore, similar negative publicity or occurrences with respect to other restaurants could also decrease our guest traffic and have a similar material adverse effect on our business. In addition, the volume of restaurant commentary has increased dramatically with the proliferation of social media platforms. Negative publicity may adversely affect us or some or all of our restaurants, regardless of whether the allegations are valid, and we may not be able to

Portillo's Inc. Form 10-K | 4

respond effectively. For example, we, or other restaurant companies generally, have and could again come under criticism from animal rights and welfare activists in regard to for our business practices or those of our suppliers. We may also face scrutiny and criticism concerning sustainability matters, environmental stewardship, and other social issues. Such criticisms could impair our brand, our restaurant sales, our hiring, and our expansion plans. If we changed our practices because of concerns about animal welfare, or in response to such criticisms, our costs might increase, or we may have to change our suppliers or our menu. A similar risk exists with respect to food service businesses unrelated to us if customers mistakenly associate such unrelated businesses with our operations. Team member claims against us based on, among other things, alleged wage and hour violations, discrimination, harassment or wrongful termination may create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources from more productive initiatives. A significant increase in the number of these claims or an increase in the number of successful claims could have a material adverse effect on our Results.

The digital and delivery business, and expansion thereof, is uncertain and subject to inherent risk.

We believe that thoughtful investments in restaurant technology, digital engagement and the food delivery experience is a critical differentiator for our business, driving greater and more frequent engagement with new and existing customers. As the digital space continues to evolve, our technology must also evolve to stay competitive. If we do not maintain and innovate competitive digital systems, including our growing use of AI in our operations, our business and sales may be adversely affected as we lose guests to competitors. We rely on third-parties for our ordering and payment platforms. Services performed by these third-parties have been, and could be in the future, damaged or interrupted by technological issues or cyberattacks, which could negatively impact our sales and harm our reputation.

As availability of food delivery services increase, we understand the importance of meeting our guests’ needs. We have invested in marketing to promote our delivery partnerships, which could negatively impact our profitability if that channel does not continue to expand. We rely on third-parties to fulfill delivery orders in a timely and professional fashion. If these third-party delivery companies cease doing business with us, do not continue their relationship with us on favorable terms, or cannot make their scheduled deliveries (including a shortage of drivers), it may have a negative impact on our sales or revenue. Errors in providing adequate delivery services may result in guest dissatisfaction, which could also result in guest attrition, loss in sales and damage to our brand image. Additionally, as with any third-party handling food, such delivery services increase the risk of food tampering while in transit. We developed and implemented sealed packaging protocols to provide some deterrence against such potential food tampering, but some risk remains.

Third-party food delivery services are competitive. If our delivery partners fail to effectively compete with other third-party delivery providers, our delivery business may suffer, resulting in a loss of sales. If any third-party delivery provider with whom we partner experiences damage to their brand image, we may also see ramifications due to our partnership with them.

We have a limited number of suppliers and distributors for certain key ingredients. If our suppliers or distributors do not fulfill their contractual obligations, we could encounter supply shortages and incur higher costs.

Due to the concentration of our suppliers and distributors (“ vendors”, or "suppliers"), the cancellation, disruption, delay or inability of these suppliers to deliver these products to our restaurants for any reason may materially and adversely affect our operations until we establish an alternative.

We do not control our vendors’ operations and our efforts to monitor their performance may be unsuccessful. If our vendors fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and we may not be able to engage replacement suppliers on commercially reasonable terms or on a timely basis, if at all.

If our vendors do not fulfill their contractual obligations or we cannot identify alternative sources, we could encounter supply shortages and incur higher costs, which could have a material adverse effect on our results of operations. We have developed contingency plans to mitigate risks related to secondary supply, floor stocking arrangements, product diversification and inventory management, but we cannot ensure that we can obtain commercially reasonable terms or alternative product of equivalent quality.

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

Portillo's Inc. Form 10-K | 5

We depend on our executive officers and certain other key team members. Our failure to retain such key personnel or manage the transition associated with senior leadership changes, including the recent departure of our CEO, and appointment of our new CEO, could have a material adverse effect on our business.

From time to time, we may experience loss of key personnel, including as a result of the departure of our former President and Chief Executive Officer, Michael Osanloo. Our inability to retain our existing senior leadership team or continue to attract and retain qualified new personnel could have a material adverse effect on our business. In addition, a leadership transition and any related uncertainty regarding our future business direction may be disruptive to our business and our relationships with employees and customers.

Further, we rely upon the accumulated knowledge, skills and experience of our executive officers and certain other key team members. Most of our executive officers including our newly appointed President and Chief Executive Officer, have numerous years of experience in the food service industry. The loss of any of our current executive officers could have a material adverse effect on our Results, as we may be unable to find suitable replacements on a timely basis, without incurring increased costs, or at all. There is a high level of competition for experienced, successful executive personnel in our industry. Our inability to meet our executive staffing requirements could have a material adverse effect on our Results.

Failure to maintain our corporate culture as we grow could have a material adverse effect on our business.

We believe that our corporate culture and values are a critical component to our success and we must preserve, enhance and leverage our brand, including our corporate purpose, mission and values. As we continue to grow, it may be difficult to maintain the innovation, teamwork, passion and focus on execution that are important to our culture. Any failure to preserve our culture could negatively impact our operations, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we cannot maintain our corporate culture as we grow, it could have a material adverse effect on our Results.

Matters relating to employment and labor law could have a material adverse effect, result in litigation or union activities, add significant costs and divert management attention.

Various federal and state labor laws govern our relationships with our team members and affect our operating costs, including the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of federal, state and local laws that govern employment law matters like employee classifications, unemployment tax rates, workers’ compensation rates, family leave, paid leave, working conditions, safety standards, immigration status, payroll taxes, discrimination, and lawful residency requirements. In addition, under the U.S. Patient Protection and Affordable Care Act (“ACA”), we must provide affordable coverage, as defined in the ACA, to eligible team members, or make a payment per team member based on the ACA's affordability criteria. Additionally, some state and local laws mandate certain levels of health benefits by some employers. Significant additional government regulations and new laws, including mandated increases in minimum wages, changes in exempt and non-exempt classification status, worker privacy, paid leave, or increased mandated benefits such as health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in federal or state workplace regulations could adversely affect our ability to meet our financial targets.

Federal law requires that we verify that our team members have the proper documentation and authorization to work in the U.S. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our team members may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility in states where participation is required. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who claim to have work authorization but are ineligible for employment. Unauthorized workers are subject to deportation and we may be subject to fines or penalties if any of our workers are found to be unauthorized. Termination of a significant number of team members who lack valid work authorization may disrupt our operations, cause temporary increases in our labor costs as we train new team members and result in adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. As a result of such events, we could experience adverse publicity that may negatively impact our brand and make it more difficult to hire and retain qualified team members. These factors could materially adversely affect our Results.

Our business is subject to the risk of litigation by team members, consumers, suppliers, shareholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory matters, is difficult to predict or quantify. In recent years, restaurant companies, including us, have been subject to lawsuits, including class actions, alleging violations of federal and state wage and hour regulations and employment conditions, discrimination, retaliation and similar matters. Some lawsuits have resulted in substantial damage awards. Similar proceedings have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, meal and rest periods, overtime eligibility and failure to pay for all hours worked. Whether or not claims against us are valid or whether we are found liable, claims may be expensive to defend, may divert time and money away from our operations and may result in increases in our insurance premiums. In addition, they may generate negative publicity, which

Portillo's Inc. Form 10-K | 6

could reduce guest traffic and sales. Although we believe we maintain adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover all potential liabilities with respect to these or other matters. A judgment or other liability significantly in excess of our insurance coverage or any adverse publicity resulting from claims could have a material adverse effect on our Results.

Certain of our team members at our commissaries in Addison, IL and Aurora, IL voted on April 13, 2023, and April 30, 2024, respectively, in favor of being represented by a union. We filed objections to the Addison 2023 election with the National Labor Relations Board ("NLRB") on April 19, 2023, asserting that the promises made by the union and its agent prevented a free and fair election. We are actively pursuing litigation to set aside the election results. We filed an objection to the Aurora 2024 election with the NLRB on May 7, 2024, asserting that the promises made by the union and its agents prevented a free and fair election. Our objections were denied and we filed exceptions to this decision with the NLRB. Although we have not received other petitions to unionize, it is possible that additional team members may seek to be represented by labor unions in the future. If a significant number of our team members were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could have a material adverse effect on our Results. In addition, a labor dispute involving some or all our team members may harm our reputation, disrupt our operations and reduce our revenues, and resolution of labor disputes could increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build-out costs for new restaurants in such markets could materially increase.

Labor quality, labor shortages or increased labor costs could have a material adverse effect on our Results.

Our success depends upon our ability to attract, motivate and retain enough qualified team members to meet the needs of our new and existing restaurants. Competition for qualified team members in some areas could require higher wages and enhanced benefits. Our team members are typically paid more than the applicable minimum wage where they work. Increases in federal or state minimum wages, unemployment benefits, higher team member turnover rates, unionization of restaurant workers, or increases in the federally-mandated or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance) may also increase wage rates. We invest significant time and money in the qualification and training of our personnel, so failure to retain team members will increase costs without improving our Results. Inability to recruit or retain team members could also delay new restaurant openings, adversely impact existing restaurants, or result in higher team member turnover in existing restaurants, increasing our labor costs and adversely affecting our Results.

We may be unable to increase our menu prices to pass future increased labor costs on to our guests, in which case our operating margins would be negatively affected. If we increase menu prices to cover increased labor costs, the higher prices could adversely affect demand for our menu items, resulting in lower sales.

We are exposed to risks associated with leasing property including long-term, non-cancelable leases and potential inability to renew expiring leases.

Many of our restaurant leases are non-cancelable with initial terms of 10 to 20 years and typically provide for renewal options in five-year increments. Generally, our leases also require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges and may include rent escalations. If we close a restaurant, our lease obligations may remain, requiring, among other things, payment of the rent and other costs through the remainder of the lease term. In addition, as leases expire for restaurants that we continue to operate, we may be unable to negotiate renewals on commercially acceptable terms or at all. As a result, we may need to close or relocate the restaurant, resulting in unanticipated construction costs, the delay or failure by the landlord to timely deliver the new restaurant location to us, and unfavorable commercial, residential or infrastructure development near our new restaurant location, among other costs and risks. Revenues and profit, if any, generated at a relocated restaurant may not equal those generated at the existing restaurant.

Our business is subject to risks related to our sale of alcoholic beverages.

We serve alcoholic beverages at most of our restaurants and we may expand service to additional restaurants in the future. Alcoholic beverage control regulations generally require our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for an annual license that may be revoked or suspended for cause at any time. Alcoholic beverage control regulations impact many parts of restaurant operations, including minimum age of team members, advertising, trade practices, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages and team member training. Failure to comply with these regulations and obtain or retain licenses could have a material adverse effect on our Results.

We are also subject to “dram shop” statutes in certain states, which provide an individual injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance program; however, litigation against restaurant chains has resulted in significant judgments and settlements under these statutes. These cases often seek punitive damages, which may not be covered by insurance, and such litigation could have a material effect on our Results. Regardless of whether any claims against us are valid or whether we are found liable, claims may be expensive to

Portillo's Inc. Form 10-K | 7

defend and may divert time and money away from operations, hurting our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our Results.

An impairment in the carrying value of our goodwill, indefinite-lived intangible assets or long-lived assets could have a material adverse effect on our business.

As of December 28, 2025, we had approximately $394.3 million of goodwill and $245.1 million of intangible assets, primarily related to the purchase price allocation performed in connection with the Berkshire Acquisition. We test goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that impairment may have occurred. If the book value of goodwill or other indefinite-lived intangible assets is impaired, such impairment would be charged to earnings in the period of impairment. We cannot accurately predict the amount and timing of any impairment. Should the value of goodwill or other indefinite-lived intangible assets become impaired in the future, such impairment could have a material adverse effect on our Results. See Note 6. Goodwill & Intangible Assets in the notes to the consolidated financial statements for additional information.

Changes to estimates related to our property, fixtures and equipment and definite-lived intangible assets or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges or accelerate the amortization on certain long-lived assets, which could have a material adverse impact on our Results.

Natural disasters, unusual weather conditions, pandemic outbreaks, political events, war and terrorism could disrupt our business and result in lower sales, increased operating costs and capital expenditures.

Our Restaurant Support Center, restaurants, and their respective facilities, as well as certain of our vendors and customers, are located in areas that have been and could be subject to natural disasters such as snowstorms, floods, drought, hurricanes, tornadoes, fires or earthquakes. Because our restaurants are concentrated in the Midwestern United States and parts of the “Sunbelt,” adverse weather conditions or changes in weather patterns, including those that may result in electrical and technological failures, may disrupt our business and may adversely affect our sales and operations. Such events could result in physical damage to one or more restaurants, the temporary closure of some or all of our restaurants or our vendors, a workforce shortage, supply chain disruption, or disruption of our technology support or information systems, all of which would increase our costs and disrupt our business. Pandemics, political or social unrest, and acts of war or terrorism in the past, and could in the future, have negative effects on our Results. The events described herein also could have indirect consequences like increased insurance costs if they result in significant loss of property or other insurable damage. Any of these factors, or any combination thereof, could have a material adverse effect on our Results.

The focus on environmental sustainability and social initiatives could increase our costs, harm our reputation, and adversely impact our Results.

Investors, environmental activists, the media and governmental and nongovernmental organizations remain focused on a variety of environmental, social and other sustainability matters, including energy, water, and food and packaging waste management, food safety, nutritional content, labor practices, and supply chain and management food sourcing. We have experienced and may continue to experience pressure to make sustainability-related commitments. If we are not effective in addressing environmental, social and other sustainability matters affecting our industry, or setting and meeting relevant sustainability goals, our brand image may suffer. In addition, we may experience increased costs to achieve sustainability goals, which could have a material adverse impact on our Results. We may also experience backlash from individuals, organizations and investors who do not support such initiatives, including those who support the enactment of “Anti-ESG” legislation or policies.

Our inability or failure to execute on a comprehensive business continuity plan at our Restaurant Support Center following a disaster or force majeure event could have a material adverse impact on our Results.

Many of our corporate systems and processes and corporate support for our restaurant operations are centralized at one location. We have disaster recovery procedures and business continuity plans in place to address crisis-level events, including hurricanes and other natural disasters, and back up and off-site locations for recovery of electronic and other forms of data and information, and events like the COVID-19 pandemic have provided a limited test of our ability to manage our business remotely. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in data recovery, an inability to perform vital corporate functions, tardiness in reporting and compliance requirements, a failure to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operations and exposure for administrative and other legal claims. In addition, these threats are constantly evolving, which increases the difficulty of accurately and timely predicting, planning for and protecting against such threats. As a result, our disaster recovery procedures and business continuity plans may not adequately address all threats we face or protect us from resulting losses.

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

We may not generate sufficient cash flow to repay our indebtedness when due and to meet our other cash needs. If this occurs, we may be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our Results. If we are unable to pay our debts on time, credit ratings agencies may downgrade our credit rating, which may make it more difficult or expensive to refinance our existing debt or to obtain additional debt or equity financings in the future.

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

Our credit facilities impose, and we anticipate future facilities may impose, limitations on our ability to enter into change of control transactions, the occurrence of which could constitute an event of default. The foregoing factors, could make acquisition of our Class A common stock less desirable, which, under certain circumstances, could reduce its market value.

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

Portillo's Inc. Form 10-K | 9

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

Our organizational structure, including the Tax Receivable Agreement ("TRA"), introduces complexity into our business.

Under the TRA, which primarily benefits certain pre-IPO LLC Members (“TRA Parties”) and may not equally benefit holders of our Class A common stock, we must make substantial cash payments—equal to 85% of certain tax benefits we realize or are deemed to realize—which could significantly reduce our available cash flow and are not contingent on the TRA Parties’ continued ownership of our shares. These payments may be accelerated in certain circumstances, such as a “Change of Control” (which is defined to include, among other things, a 50% change in control of Portillo’s Inc., the approval of a complete plan of liquidation or dissolution of Portillo’s Inc., the disposition of all or substantially all of Portillo’s Inc.’s direct or indirect assets or a change of a majority of the Board of Directors without approval of at least two-thirds majority of the then-existing Board members), and could exceed actual tax benefits realized. The TRA could make us a less attractive target for an acquisition, particularly if an acquirer cannot use some or all of the tax benefits, and could negatively impact shareholder value. Additionally, if tax benefits are disallowed or challenged by taxing authorities, we will not be reimbursed for prior payments, and the TRA Parties’ consent rights in such disputes may conflict with our interests.

Our business and operations could be negatively affected if we become the target of any securities litigation or shareholder activism efforts, which could cause us to incur significant expenses, hinder execution of our growth strategy and impact our stock price.

After periods of volatility in the market price of a company’s securities, securities class action litigation has at times been brought against the company experiencing such volatility. Publicly-traded companies may also become the target of shareholder activism campaigns, which could take many forms or arise in a variety of situations. Due in part to the potential volatility of our stock price, we may become the target of securities litigation or shareholder activism efforts. Securities litigation and shareholder activism campaigns, including proxy contests, could result in substantial costs and legal fees and divert management's and our Board of Directors’ attention and resources from our day-to-day operations and execution of our strategic plan. Additionally, securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism matters.

Risks Related to Intellectual Property, Information Technology, and Data Security

The failure to protect and maintain our intellectual property, including our trademarks, could have a material adverse effect on our business.

Our intellectual property includes our trademarks and service marks registered with the United States Patent and Trademark Office (including Portillo’s®), the trade dress of our restaurants, our websites and domain names (including our website at www.portillos.com) and other unregistered intellectual property (collectively, our "IP"). Our success depends on our continued ability to use our IP and licensed third-party intellectual property. We require continued use of our existing trademarks and service marks in order to increase brand awareness and develop our branded products. If our efforts to protect our IP are inadequate or if any third-party misappropriates, infringes, dilutes or otherwise violates our IP, the value of our IP may be harmed. For example, failure to register or enforce our trademarks, whether in print, on the Internet or through digital or social media or other channels, could prevent us from successfully challenging third parties who use trademarks similar to ours, which may cause consumer confusion, harm the public perception of our brand, prevent our brand and branded products from achieving and maintaining market acceptance, having a material adverse effect on our Results. There can be no assurance that the steps we have taken to protect our IP in the United States will be adequate or will obtain or maintain any competitive advantage.

It is possible that third parties will assert claims of infringement, misappropriation or other violations of intellectual property against us, or assert claims that a portion of our IP is invalid or unenforceable. Claims decided against us could invalidate or narrow our IP or allow competing uses, which

Portillo's Inc. Form 10-K | 10

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

Security breaches, system interruptions, material failure of our system, or complications with the implementation or usage of our new systems could disrupt our operations, compromise confidential personally identifying information, subject us to loss, harm our business, and have a material adverse impact on our business, financial condition and results of operations.

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

While we endeavor to keep all systems current, there can be no guarantee that we can update and maintain our systems at all times. In instances where we are unable to do so, our risk mitigation efforts may fail. Any such failure could lead to website downtime, disruptions to our information technology systems, or malicious behavior by threat actors. Further, our existing restaurant management systems, financial and management controls and information systems (collectively, our “Infrastructure”) may be inadequate to support our expansion plan. We may not enhance our Infrastructure quickly enough or effectively hire, train and retain team members, which could have a material adverse effect on our Results. If we experience a decline in financial performance, we may limit, delay or discontinue restaurant openings, or we may decide to close unprofitable restaurants. In 2024, we completed the implementation of our new ERP system, designed to accurately maintain the Company’s financial records, enhance operational functionality, and provide timely information to the Company’s management team related to the operation of the business and in 2025, we completed the implementation of the our new Human Capital Management ("HCM") system. The ERP and HCM system implementation processes required, and will continue to require, the investment of personnel and financial resources as we support post-implementation efforts and system functionality. These post-implementation efforts could result in delays, increased costs, and other difficulties, and disruptions or difficulties in using our ERP and HCM systems could result in harm to our business. Additionally, if the ERP or HCM system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to adequately assess those controls could be further delayed.

We utilize technologies at our restaurants that support guest experience and transactions processes, including the processing of guest payments. We go to great lengths to vet the security capabilities of third parties that support these services. These services include retail technologies and related software applications. Although vendors similarly endeavor to maintain systems in a current and secure fashion, they are subject to the same implications as noted above, and these services can as a result be denigrated, compromised or otherwise impacted in a manner that disrupts our ability to operate. Although we will continue to take progressive steps to assess and promote enhanced security capabilities of third parties that support our restaurant operations, compromising events such as distributed denial-of-service, ransomware attack and other cyber attacks, natural / weather disasters or human error (and other events as noted above) may occur that will cause disruption to our vendors' system, that in turn may impact our ability to interact and transact with guests, on and off premise.

Our business requires the collection, transmission, and retention of large volumes of guest and team member data, including personally identifiable information, through information technology systems maintained by us or vendors retained by us. In particular, our omni-channel approach relies in large part on our information technology systems to operate successfully and allow for capabilities like kiosk transactions, mobile order and pay, third-party delivery, and digital menu boards. Like many other companies, we have experienced, and will continue to experience, attempts to compromise our information technology systems, some of which have been successful but not material. As we expand our business channels, our risk exposure will increase proportionately. The techniques and sophistication used to conduct cyberattacks, as well as the sources and targets of these attacks, change frequently and may not be recognized until or after such attacks have occurred. We continue to make significant investments in physical and technological security measures, team member training, and third-party services to anticipate cyberattacks and prevent breaches, protect our information technology networks and infrastructure, and to identify vendors and service providers that could be vulnerable to damage, disruptions, shutdowns, data loss, or breaches due to criminal conduct, team member error, negligence or malfeasance, utility failures, natural disasters or other catastrophic events. However, we cannot guarantee that these efforts will prevent every possible instance of cyberattacks, breach, or data loss, any of which could disrupt our operations, resulting in inefficiencies and a loss of profits.

Additionally, the cybersecurity and privacy requirements, including the regulation of AI, imposed by governmental regulations are evolving. Our systems may not be able to immediately satisfy applicable requirements, and may require significant additional investment and time to do so. A significant theft, loss or misappropriation of, or unauthorized access to, our guests’ data or other proprietary data could result in fines, legal claims or

Portillo's Inc. Form 10-K | 11

proceedings, regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from guests and team members, any of which could have a material adverse effect on our Results. Our cyber insurance and business interruption insurance may not be sufficient to cover all losses that may result from a cybersecurity incident. As a result, if we experience any outsized material impacts from a failure of our systems, our Results could be materially and adversely affected. Our reputation as a brand or as an employer could be adversely affected, which could impair our ability to attract and retain guests and qualified employees. There is also the challenge of interpreting new regulations implemented at a federal or state level, and determining whether they apply to us in whole or in part from a compliance standpoint. Although we strive to comply with regulations in a prompt manner possible, there may be instances in which we must first fully assess whether the regulations apply to and are enforceable against us, even where a governing agency holds a different perspective. It is conceivable that we could be subjected to non-compliance penalties or similar circumstances, that would materially impact our Results.

The rapid development and integration of AI and emerging technologies into our processes poses risks to our business.

The use of AI technologies within our business processes must be implemented and managed effectively and ethically to avoid outputs that are false, biased, or inconsistent with our values and strategies. This includes the use of platforms that are expressly known as an AI service (such as Microsoft CoPilot), or AI agents or similar secondary services that are incorporated into third party systems to augment performance. Failure to properly manage AI and emerging technologies, could also lead to unauthorized access to sensitive information, which could harm our reputation and competitive position. At the same time, if we fail to keep pace with the rapid evolution of AI technologies, particularly in our industry, our competitive position and business results could suffer. In addition, the evolving regulatory landscape for AI technologies requires continuous monitoring and adaptation to ensure compliance and mitigate potential legal, financial and operational risks.

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

Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has limited and may further limit the ability of companies to engage in these activities. Additionally, some device manufacturers and web browsers have implemented, or announced plans to implement, means to make it easier for internet users to prevent the placement of cookies or to block other tracking technologies, which, if widely adopted, could result in third-party cookies and other online tracking methods becoming significantly less effective for marketing purposes. This could increase our operating costs, including new customer acquisition costs and, consequently, have a material adverse effect on our Results.

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

Risks Related to Legal and Regulatory Matters

Increasing regulatory and legal complexity may result in costly compliance efforts.

The restaurant industry is subject to federal, state and local laws and regulations, including without limitation those related to building and zoning

Portillo's Inc. Form 10-K | 12

requirements, and the preparation and sale of food. Such laws and regulations may change and failure to comply with applicable laws and regulations could adversely affect our Results. Many licenses, permits and approvals must be renewed annually and may be revoked, suspended or denied for renewal if governmental authorities determine that our conduct violates applicable regulations. Difficulties in or failure to obtain or maintain the required licenses, permits and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel new restaurant openings, which could have a material adverse effect on our Results.

The development and operation of our restaurants depend, to a significant extent, on the selection of suitable sites, which are subject to zoning, land use, environmental, traffic, accessibility, and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards.

There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Points (“HACCP”) approach would be required. The United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the FDA Food Safety Modernization Act (“FSMA”), signed into law in January 2011, granted the U.S. Food and Drug Administration new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls, which have impacted our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that impact product availability, result in adverse publicity or require us to take costly actions or otherwise impact our business. We may be required to incur additional time and resources to comply with new food safety requirements made under the FSMA or other federal or state food safety regulations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Other applicable laws could require us to make costly modifications to our restaurants or operations to comply with such laws.

Compliance with current and future laws and regulations including those regarding permitted ingredients and disclosure of nutritional and allergen content may be costly and time-consuming. If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions or exposed to litigation. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers. We may not be able to effectively respond to changes in consumer health perceptions, comply with further nutritional content disclosure requirements or adapt our menu offerings to trends in eating habits, which could have a material adverse effect on our Results. In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products sold and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if we are not, publicity about these matters (particularly against the fast-casual or traditional fast-food segments) may harm our reputation and could have a material adverse effect on our Results.

We are subject to the Americans with Disabilities Act (the "ADA"), which, among other things, requires our restaurants to meet federally mandated access requirements for individuals with disabilities. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to modify our restaurants to provide service to, or make reasonable accommodations for the employment of, disabled persons. Our employment practices are also subject to the requirements of the U.S. Citizenship & Immigration Service ("USCIS") relating to lawful residency and work authorization requirements.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and operational costs and could have a material adverse effect on our Results. Failure to comply with federal, state or local regulations could result in, among other things, license revocations, administrative enforcement actions, fines and civil and criminal liability. Compliance with all these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

Tariffs and other trade policies could have a substantial impact on our business.

The Company’s business is dependent upon the availability of, among other things, agricultural commodities and other raw materials. U.S. relations with the rest of the world remain uncertain with respect to taxes, trade policies and tariffs. Changes in U.S. administrative policy may lead to significant increases in tariffs for imported goods, which may impact prices for both domestic and imported goods, such as steel, lumber, and agricultural commodities. Imposition of tariffs may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States. Similarly, interest rates may continue to rise and create further uncertainty and volatility in the market which could negatively impact our Results.

These political and economic changes could have a material effect on global economic conditions and the stability of financial markets and could significantly reduce global trade. In addition to potential increases on tariffs, wars or conflicts could affect our ability to obtain raw materials, which could have a substantial impact on the costs associated with food, beverage and packaging of our menu items, as well as building construction

Portillo's Inc. Form 10-K | 13

materials, which could and negatively impact our Results.

We can incur liabilities arising from environmental laws and compliance with environmental laws could increase our operating expenses.

We are subject to federal, state and local laws, regulations and ordinances that govern activities or operations that may have adverse environmental effects, such as waste handling and disposal practices for solid and hazardous wastes, water discharge and air and odor control. These laws impose liability for the costs of cleaning up, and damage resulting from, sites of past spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities, including liabilities for clean-up costs and personal injury or property damage, relating to our restaurants and the land on which our restaurants are located, regardless of whether such environmental conditions were created by us or another party. Third parties also may make claims for personal injuries and property damage associated with release of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our restaurants. Some of our leases provide for indemnification of our landlords for environmental contamination, clean-up or owner liability.

We could be party to litigation that could distract management, increase our expenses or subject us to material monetary damages or other remedies.

Our guests occasionally file complaints or lawsuits alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We are also subject to a variety of other claims that could arise in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state securities laws or laws regarding workplace and employment matters, equal opportunity, harassment, discrimination and similar matters, and we could encounter class action or other lawsuits related to these or different matters in the future. In recent years, a number of restaurant companies, including us, have been subject to such claims, and some of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are determined to be valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time, attention, and money away from our operations. A judgment significantly in excess of our insurance coverage for any claims could have a material adverse effect on our Results. Allegations may also result in adverse publicity and negatively impact our reputation.

As a public company, we incur significant costs to comply with the laws and regulations affecting public companies which could harm our business and results of operations.

As a public company, we are subject to the Exchange Act, the Sarbanes-Oxley Act ("SOX"), and the listing requirements of the Nasdaq, and other applicable securities rules and regulations. These rules and regulations have increased, and will continue to increase, our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, these rules and regulations could make it more difficult and more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified directors or executive officers. Our management and other personnel devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our Results. We may need to hire more team members in the future to comply with these requirements, which will increase our costs and expenses.

If we fail to maintain effective internal controls over financial reporting, or if our internal controls are ineffective, our ability to produce timely and accurate financial information or to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired.

We are required to comply with Section 404 of the Sarbanes-Oxley Act (“Section 404”), which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to the effectiveness of our internal controls over financial matters. To maintain compliance with Section 404, we will continue to employ internal resources and outside consultants to assess and document the adequacy of our internal controls over financial reporting, including validating that controls are functioning as documented and maintaining a continuous reporting and improvement process for internal controls over financial reporting. Despite our efforts, there is a risk that our internal controls over financial reporting may not fully comply with Section 404.

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

Although we designed our disclosure controls and procedures to provide reasonable assurance that we are complying with the Exchange Act, any disclosure controls and procedures, no matter how well-conceived and executed, can provide only reasonable, not absolute, assurance. Judgments can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individuals, by collusion

Portillo's Inc. Form 10-K | 14

of two or more people or by an unauthorized override of the relevant controls. Because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected and could materially adversely affect our Results.

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

Our effective tax rate in a given financial reporting period may be materially impacted by a variety of factors including changes in the mix and level of earnings, varying jurisdictional tax rates, tax effects of equity-based compensation, changes in tax laws, regulations or interpretations thereof, costs related to intercompany restructuring, fluctuations in the valuation allowance or by changes to existing accounting rules or regulations. Further, new or revised tax legislation may be enacted in the future, which could negatively impact our current or future tax structure and effective tax rates.

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

Generally accepted accounting principles in the United States of America ("GAAP") are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our Results, and could affect the reporting of transactions completed before the implementation of a change.

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

Portillo's Inc. Form 10-K | 15

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

Fluctuations in our performance may cause our results to fall below our public guidance or the investor and analyst expectations, which could cause the trading price of our Class A common stock to decline. Fluctuations in our results could also cause other problems, including but not limited to, analysts or investors changing their valuation models for our shares, experiencing short-term liquidity issues, diminishing our ability to retain or attract key personnel or other unanticipated issues.

Quarterly results of operations may vary in the future and period-to-period comparisons may not be meaningful. Investors should not rely on the results of one quarter as an indication of future performance.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Risk Management Strategy

Responsibility for cybersecurity risk management comes from a collective effort, with day-to-day oversight and management from our executive and information technology ("IT") teams. Additionally, the Audit Committee continues to take an active role in setting both proactive and reactive strategies, with the overall Board overseeing our efforts and helping to guide our strategy.

We primarily utilize the National Institute of Standards and Technology ("NIST") framework to assess and mitigate cybersecurity risks. This framework guides our efforts to identify, analyze and contain any security threats, and advises as to potential actions to consider if a need arises to recover from a security incident.

Our primary source of cybersecurity risk relates to the security practices of our third-party service providers, whose activities and scale may present more desirable targets. However, we do maintain certain systems ourselves and appreciate the need to focus internally as well. We manage cybersecurity risk through a variety of tactics, including (i) the structure of our systems and platforms, (ii) the contractual terms with our third-party vendors, (iii) the proactive vulnerability assessments we conduct (or require our vendors to conduct), (iv) compliance with applicable regulations and continuous improvement around best practices, (v) mitigating user error and human vulnerabilities through training and guidance, (vi) attending security conferences and operationalizing new learnings and/or planning for environment changes in response to these learnings, and (vii) the placement of cybersecurity insurance policies. We also work with cross-functional partners and outside experts, including legal counsel and consultants to identify the legal requirements and industry practices and expectations that the Company’s security measures should satisfy.

We employ a “Defense in Depth” strategy to protect the Company, segmenting our systems and networks so that an attack on one segment does not allow for easier compromise of other systems and networks. Within the Company, administrative access to various systems is limited so that there is no universal access if an administrator-level account is compromised.

We involve our IT team when negotiating contracts that could increase our cybersecurity risk exposure, so that the team is aware of the specific risks related to a given vendor and can provide feedback and advice on the contractual provisions necessary to prevent a cybersecurity incident, or in the event an incident does occur, to ensure that the Company has the necessary rights to act quickly to protect team members, guests, and our business, while mitigating potential damage. We are continuously improving our processes and contract positions to reflect evolving risks and market practices. This includes the implementation of a vendor security standards program, that establishes security requirements for vendors that are based on the NIST framework.

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

Portillo's Inc. Form 10-K | 16

that vendors are adhering to applicable laws. Some of this testing and monitoring is conducted in-house and some is conducted by third-party vendors.

We routinely conduct penetration testing across our various environments and networks, including our RSC, our restaurants and our cloud-based architecture and systems. We review penetration testing outcomes and take steps to address any meaningful findings, while documenting the resolution process.

We control access to various AI platforms that are used to support our business operations, to ensure a heightened level of data protection. We block access to various AI platforms that do not support our business operations. We ensure that secure and managed enterprise licenses are used to access AI systems.

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

We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected our Results. However, there is no guarantee that a future cybersecurity incident would not materially affect our future strategy, results or financial condition. For a more in-depth discussion of risks associated with cybersecurity and cybersecurity insurance risks, see Item 1A, "Risk Factors."

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

The IT Team manages day-to-day cybersecurity risks under the oversight of our Chief Information Officer ("CIO"), who is actively engaged in strategic planning, security assessments, and mitigation efforts. Our CIO has over ten years of experience overseeing security practices at various multi-national restaurant concepts. Our CIO and Chief Financial Officer discuss IT matters on a routine basis, and as noted above, periodic reviews are conducted with the executive management team and the Audit Committee.

We have a Security Committee comprised of cross-functional leaders to assess and respond to security incidents, and we have an incident response process that is activated in the event of a direct or third-party attack. The plan is designed to help us detect, respond to and recover from cybersecurity incidents. Criteria are in place to determine the scope and severity of an incident, in relation to: incident reporting to the Audit Committee and/or the Board; disclosure or other external reporting; compliance with applicable legal obligations and mitigation of the impact to our brand, its reputation and any impacted parties.

To address any gaps in the Company’s collective expertise and to account for the ever-evolving nature of cybersecurity risks, the Company retains various consultants as noted above. The internal and external headcount, and the expertise of the employees and consultants, will change from time to time as we adapt to the changing cybersecurity environment.

Portillo's Inc. Form 10-K | 17

ITEM 2.    PROPERTIES

Our home office is located at 2001 Spring Road, Suite 400, Oak Brook, IL 60523. We lease our home office.

Our restaurant footprint consists of 102 Portillo’s restaurants across 11 states, including C&O. We operate two food production commissaries in Illinois. We lease the majority of our properties on which we operate restaurants and commissaries. We own real property underlying one company-operated restaurant. We also have one non-traditional, mobile location in operation, a food truck.

As of December 28, 2025, we operated 102 restaurants, including C&O, located in the following states:

State	Number of Restaurants
Arizona	9
California	2
Florida	8
Georgia	1
Illinois	50
Indiana	8
Iowa	1
Michigan	2
Minnesota	3
Texas	14
Wisconsin	4
Total	102

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

Holders of Record

As of February 17, 2026, there were approximately 39 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 17, 2026, there were 7 shareholders of record of our Class B common stock.

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

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of
December 28, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuances under equity compensation plans (3)
Equity compensation plans approved by security holders	5,782,719	$5.93	3,802,695
(1) Includes shares issuable pursuant to stock options, restricted stock units, restricted stock awards and other stock-based awards under the Company's 2021 Plan. Represents 2,215,365 shares under the 2021 Plan, 3,460,329 shares assumed from the 2014 Plan, and 107,025 shares under the Employee Stock Purchase Plan (the "ESPP").
(2) The weighted-average exercise price set forth in this column is calculated excluding restricted stock units or other awards for which recipients are not required to pay an exercise price to receive the shares subject to the awards.
(3) This amount represents shares of common stock available for issuance under the 2021 Plan and the ESPP.

Portillo's Inc. Form 10-K | 19

Stock Performance Graph

The following graph and table illustrate the total return from October 21, 2021, the first day of trading for our Class A common stock, through December 28, 2025 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index and (iii) the Standard and Poor's 600 Restaurant Index, assuming an investment of $100 on October 21, 2021 of Portillo's Inc. stock or on September 30, 2021 in the indices, including the reinvestment of dividends.

	10/21/2021	12/26/2021	12/25/2022	12/31/2023	12/29/2024	4/1/2025	7/1/2025	10/1/2025	12/28/2025
Portillo's Inc.	$100.00	$131.75	$59.07	$54.74	$30.86	$40.86	$40.10	$22.16	$16.19
S&P 500	100.00	111.03	90.92	114.82	143.55	137.41	152.45	164.84	169.21
S&P 600 Restaurants	100.00	89.79	71.31	84.48	100.21	90.36	118.39	88.67	85.41

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

For a comparison of results of operations and financial condition for fiscal years 2024 and 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 29, 2024, filed February 25, 2025.

We use a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week (the "53rd week") in a 53-week fiscal year is added to the fourth quarter. The fiscal years ended December 28, 2025 ("fiscal 2025") and December 29, 2024 ("fiscal 2024") both consisted of 52 weeks.

Overview

Portillo’s serves iconic Chicago street food through high-energy, multichannel restaurants designed to ignite the senses and create a memorable dining experience. Refer to Part I, Item 1, "Business" of this document for additional information about our business.

Recent Developments and Trends

Financial Highlights for Fiscal 2025 vs. Fiscal 2024:

•Total revenue increased 3.0% or $21.5 million to $732.1 million
•Same-restaurant sales decreased -0.5%
•Operating income decreased $14.4 million to $43.7 million
•Net income decreased $14.0 million to $21.1 million
•Restaurant-Level Adjusted EBITDA* decreased $9.7 million to $158.4 million
•Adjusted EBITDA* decreased $7.4 million to $97.3 million

* Adjusted EBITDA and Restaurant-Level Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income (loss) and Restaurant-Level Adjusted EBITDA to operating income, the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Portillo's Inc. Form 10-K | 22

In fiscal 2025, we continued to make progress against our long-term strategic priorities while managing significant operational and leadership transitions. As further discussed in Part I, Item 1. Business, we launched our loyalty program, Portillo’s Perks™ ("Perks"), and opened eight new restaurants, including our first location in Georgia and our first in-line restaurant.

In September 2025, the Company announced a strategic reset to its development strategy, following disappointing results from new market expansion, particularly in Texas. Going forward, we plan to enter new markets more gradually, tapping into the pent up demand from Portillo's fans across the country, but recognizing that it takes time to build awareness and adoption among consumers who are not yet familiar with the brand. Instead of rapidly building out markets, as we did in Dallas-Ft. Worth and Houston, we will take a more measured approach with new restaurants separated by more time and distance. We have implemented this roadmap to our entry into the Atlanta, Georgia market. The first Portillo's opened in Kennesaw, Georgia in November of 2025 and the next restaurant will not open until 2027.

We also continue to refine our prototype to improve the unit economics while also maximizing the guest and team member experience. In 2025, with the exception of one in-line restaurant and one Portillo's pickup restaurant, all new restaurant openings were our Restaurant of the Future ("RoTF 1.0") design, a 6,250 square foot restaurant. All of the free standing restaurants scheduled to open in 2026 will follow that prototype. In 2027, we plan to debut our Restaurant of the Future 2.0 design.

In fiscal 2025, total revenue grew 3.0%, primarily due to new restaurant openings in 2025 and 2024. Same-restaurant sales declined 0.5% during fiscal 2025, compared to a decline of 0.6% during fiscal 2024.

Commodity inflation was 3.9% in fiscal 2025 compared to 4.2% in fiscal 2024. In fiscal 2025, we experienced an increase of 0.7% in labor expenses, as a percentage of revenue, compared to fiscal 2024 primarily due to lower transactions, incremental wage rate increases, deleverage from our newer restaurant openings, and higher benefit costs, partially offset by labor efficiencies and a higher average check.

In 2026, we will focus on executing strategies that strengthen transaction growth across our restaurants while optimizing returns on our new restaurants. We will leverage our Perks platform to drive trial and frequency, prioritize operational excellence, and invest in our team members. These priorities support our commitment to positive free cash flow and delivering long-term value.

Development Highlights

During fiscal 2025, we opened eight new restaurants in five markets, for a total of 102 restaurants, including a restaurant owned by C&O. With the exception of one in-line restaurant and one Portillo's pickup restaurant, all new restaurant openings in 2025 were our RoTF 1.0 design, which is a smaller square footage prototype featuring a shorter, more efficient production line designed to reduce costs and provide excellent service to our guests.

Below are the restaurants opened in fiscal 2025:

Location	Opening Month	Fiscal Quarter Opened
Tomball, Texas	July 2025	Q3 2025
Stafford, Texas	August 2025	Q3 2025
Grand Prairie, Texas	August 2025	Q3 2025
Middleton, Florida (In-Line)	August 2025	Q3 2025
Chandler, Arizona	November 2025	Q4 2025
Plainfield, Illinois (Pickup)	November 2025	Q4 2025
Kennesaw, Georgia	November 2025	Q4 2025
Lubbock, Texas	December 2025	Q4 2025

In fiscal 2026, we plan to open eight new restaurants. These openings will include our first airport location at Dallas–Fort Worth International Airport and our second in-line location. Subsequent to December 28, 2025, we opened two of the eight planned restaurants for fiscal 2026, bringing our total restaurant count to 104, as of the filing of this Form 10-K, including a restaurant owned by C&O of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-K | 23

Consolidated Results of Operations

The following table summarizes our results of operations for fiscal 2025 and fiscal 2024 (in thousands).

	Fiscal Years Ended
	December 28, 2025		December 29, 2024
REVENUES, NET	$732,066	100.0%	$710,554	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	251,705	34.4%	241,679	34.0%
Labor	191,691	26.2%	181,091	25.5%
Occupancy	40,631	5.6%	36,632	5.2%
Other operating expenses	89,637	12.2%	83,038	11.7%
Total restaurant operating expenses	573,664	78.4%	542,440	76.3%

General and administrative expenses	77,140	10.5%	75,089	10.6%
Pre-opening expenses	8,802	1.2%	9,236	1.3%
Depreciation and amortization	29,112	4.0%	27,297	3.8%
Net income attributable to equity method investment	(1,275)	(0.2)%	(1,229)	(0.2)%
Other loss (income), net	946	0.1%	(312)	—%
OPERATING INCOME	43,677	6.0%	58,033	8.2%
Interest expense	22,808	3.1%	25,616	3.6%
Interest income	(275)	—%	(309)	—%
Tax Receivable Agreement liability adjustment	(2,945)	(0.4)%	(9,149)	(1.3)%
INCOME BEFORE INCOME TAXES	24,089	3.3%	41,875	5.9%
Income tax expense	2,997	0.4%	6,799	1.0%
NET INCOME	21,092	2.9%	35,076	4.9%
Net income attributable to non-controlling interests	1,747	0.2%	5,559	0.8%
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$19,345	2.6%	$29,517	4.2%

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

Revenues for fiscal 2025 were $732.1 million compared to $710.6 million for fiscal 2024, an increase of $21.5 million or 3.0%. The increase in total revenue was primarily attributed to the opening of eight restaurants during fiscal 2025 and ten restaurants in fiscal 2024. This increase in revenues was partially offset by a same-restaurant sales decrease of 0.5%, or $2.9 million. The same-restaurant sales decline was attributable to a 2.5% decrease in transactions, partially offset by an increase in average check of 2.0%. The higher average check was primarily driven by an approximate 3.2% increase in menu prices, partially offset by a 1.2% decrease in product mix. To mitigate inflationary cost pressures, we implemented targeted menu price adjustments in 2025, including a 1.5% increase in January 2025, a 1.0% increase in April 2025, and a 0.7% increase in June 2025. Restaurants not in our Comparable Restaurant Base contributed $27.4 million of the total year-over-year increase. For the purpose of calculating same-restaurant sales for the year ended December 28, 2025, sales for 80 restaurants were included in the Comparable Restaurant Base (as defined in "Key Performance Indicators and Non-GAAP Financial Measures" below).

Portillo's Inc. Form 10-K | 24

The following table summarizes the Company's revenue for fiscal 2025 and fiscal 2024 (in thousands):

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	$ Change	% Change
Same-restaurant sales (80 restaurants) (1)	$628,759	$631,705	$(2,946)	(0.5)%
Restaurants not yet in comparable base opened in fiscal 2025 (8 restaurants) (1)	9,726	—	9,726	nm
Restaurants not yet in comparable base opened in fiscal 2024 (10 restaurants) (1)	40,532	16,565	23,967	144.7%
Restaurants not yet in comparable base opened in fiscal 2023 (3 restaurants) (1)	43,550	49,817	(6,267)	(12.6)%
Other (2)	9,499	12,467	(2,968)	(23.8)%
Revenues, net	$732,066	$710,554	$21,512	3.0%
(1) Total restaurants indicated are as of December 28, 2025. Excludes a restaurant that is owned by C&O of which Portillo's owns 50% of the equity.
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

Food, beverage and packaging costs for fiscal 2025 were $251.7 million compared to $241.7 million for fiscal 2024, an increase of $10.0 million or 4.1%. This increase was primarily driven by a 3.9% increase in commodity prices and the opening of eight restaurants in fiscal 2025 and the opening of ten restaurants in fiscal 2024. As a percentage of revenues, net, food, beverage and packaging costs increased 0.4% during fiscal 2025. The increase was primarily due to an increase in certain commodity prices, partially offset by an increase in average check.

Labor Expenses

Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for fiscal 2025 were $191.7 million compared to $181.1 million for fiscal 2024, an increase of $10.6 million or 5.9%. This increase was primarily driven by the opening of eight restaurants in fiscal 2025 and the opening of ten restaurants in fiscal 2024, incremental investments to support our team members, and an increase in benefit expenses. As a percentage of revenues, net, labor increased 0.7% during fiscal 2025 primarily due to lower transactions, incremental wage increases, and higher benefit costs, partially offset by labor efficiencies and an increase in our average check.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes, and exclude occupancy expenses associated with unopened restaurants, which are recorded separately in pre-opening expenses.

Occupancy expenses for fiscal 2025 were $40.6 million compared to $36.6 million for fiscal 2024, an increase of $4.0 million or 10.9%, primarily driven by the opening of eight restaurants in fiscal 2025 and the opening of ten restaurants in fiscal 2024. As a percentage of revenues, occupancy expenses increased 0.4% during fiscal 2025 primarily due to lower transactions.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for fiscal 2025 were $89.6 million compared to $83.0 million for fiscal 2024, an increase of $6.6 million or 7.9%,

Portillo's Inc. Form 10-K | 25

primarily due to the opening of eight restaurants in fiscal 2025 and the opening of ten restaurants in fiscal 2024 and an increase in utilities, repair and maintenance expenses, and advertising expense, partially offset by a decrease in cleaning expenses due to vendor renegotiation. As a percentage of revenues, net, operating expenses increased 0.6% primarily due to the aforementioned increases in expenses and lower transactions, partially offset by an increase in our average check.

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

General and administrative expenses for fiscal 2025 were $77.1 million compared to $75.1 million for fiscal 2024, an increase of $2.1 million or 2.7%. This was primarily driven by $5.1 million of dead site costs, an increase in wages and benefits, higher professional fees, higher software licensing fees related to our enterprise resource planning ("ERP") and human capital management ("HCM") system implementations, and higher advertising expenses, partially offset by lower equity- and variable-based compensation.

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

Pre-opening expenses for fiscal 2025 were $8.8 million compared to $9.2 million for fiscal 2024, a decrease of $0.4 million or 4.7%. This decrease was due to the number, timing and location of executed and planned new restaurant openings for fiscal 2025 as compared to fiscal 2024.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including land improvements, buildings and improvements, fixtures and equipment, leasehold improvements, and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for fiscal 2025 was $29.1 million compared to $27.3 million for fiscal 2024, an increase of $1.8 million or 6.6%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of eight restaurants in fiscal 2025 and the opening of ten restaurants in fiscal 2024, partially offset by a reduction in depreciation expense due to fully depreciated assets and disposals compared to the prior year period.

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

Net income attributable to equity method investment for fiscal 2025 was $1.3 million compared to $1.2 million for fiscal 2024, an increase of $0.05 million or 3.7%. This increase was primarily driven by improved leverage of labor and operating expenses.

Other Loss (Income), Net

Other loss (income), net includes, among other items, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan and gains, losses on asset disposals, and asset impairment charges, and income resulting from discounts

Portillo's Inc. Form 10-K | 26

received for timely filing of sales tax returns.

Other loss (income), net for fiscal 2025 was a loss of $0.9 million compared to income of $0.3 million for fiscal 2024, a decrease of $1.3 million or 403.2%. This decrease was primarily attributable to a legacy Barnelli's trade name impairment charge of $2.2 million, partially offset by an increase in trading gains in the rabbi trust used to fund our deferred compensation plan and a technology asset impairment charge in fiscal 2024.

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for fiscal 2025 was $22.8 million compared to $25.6 million for fiscal 2024, a decrease of $2.8 million or 11.0%. This decrease was primarily driven by a lower effective interest rate attributable to the improved lending terms associated with our 2025 Credit Agreement amendment, partially offset by additional interest expense in connection with increased borrowings under our 2025 Revolver Facility.

Our effective interest rate was 6.73% and 7.53% as of December 28, 2025 and December 29, 2024, respectively.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and restricted cash.

Interest income for both fiscal 2025 and fiscal 2024 was $0.3 million.

Tax Receivable Agreement Liability Adjustment

We are party to a Tax Receivable Agreement liability with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

The Tax Receivable Agreement liability adjustment was $2.9 million for fiscal 2025 related primarily to a remeasurement due to activity under equity-based compensation plans and effective state tax rate changes. The Tax Receivable Agreement liability adjustment was $9.1 million for fiscal 2024.

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

Income tax expense for fiscal 2025 was $3.0 million compared to $6.8 million for fiscal 2024, a decrease of $3.8 million or 55.9%. Our effective income tax rate for fiscal 2025 was 12.4%, compared to 16.2% for fiscal 2024. The decrease in our effective income tax rate for fiscal 2025 compared to fiscal 2024 was primarily driven by a decrease in the valuation allowance related to the separation of Mr. Osanloo and year-over-year impact of deferred tax asset remeasurement due to effective state tax rate changes, partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo.

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

Net income attributable to non-controlling interests for fiscal 2025 was $1.7 million, compared to $5.6 million for fiscal 2024. The decrease in net

Portillo's Inc. Form 10-K | 27

income attributable to non-controlling interests for fiscal 2025 was primarily due to a decrease in net income and a decrease in the pre-IPO LLC Members' weighted average ownership to 8.3% for fiscal 2025 from 17.0% for fiscal 2024.

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

	Fiscal Years Ended
	December 28, 2025	December 29, 2024
Total Restaurants (a)	102	94
AUV (in millions) (a)	$8.5	$8.7
Change in same-restaurant sales (b)(c)	(0.5)%	(0.6)%
Adjusted EBITDA (in thousands) (b)	$97,331	$104,760
Adjusted EBITDA Margin (b)	13.3%	14.7%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$158,402	$168,114
Restaurant-Level Adjusted EBITDA Margin (b)	21.6%	23.7%
(a) Includes C&O, as described in Note 2. Summary Of Significant Accounting Policies in our consolidated financial statements. Total restaurants indicated are as of a point in time.
(b) Excludes C&O.
(c) Due to the 53rd week in fiscal 2023, same-restaurant sales for fiscal 2024 compares the 52 weeks from January 1, 2024 through December 29, 2024 to the 52 weeks from January 2, 2023 through December 31, 2023.

Key Performance Indicators

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue (excluding gift card and Perks breakage) for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). As of December 28, 2025 and December 29, 2024, there were 80 and 71 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes C&O, as described in Note 2. Summary Of Significant Accounting Policies of our consolidated financial statements.

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

Average Unit Volume

AUV is the total revenue (excluding gift card and Perks breakage) recognized in the Comparable Restaurant Base, including C&O, divided by the number of restaurants in the Comparable Restaurant Base, including C&O, by period.

This key performance indicator allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

Portillo's Inc. Form 10-K | 28

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

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Fiscal Years Ended
	December 28, 2025	December 29, 2024
Net income	$21,092	$35,076
Net income margin	2.9%	4.9%
Depreciation and amortization	29,112	27,297
Interest expense	22,808	25,616
Interest income	(275)	(309)
Income tax expense	2,997	6,799
EBITDA	75,734	94,479
Deferred rent (1)	6,840	5,255
Equity-based compensation	6,493	11,151
Cloud-based software implementation costs (2)	267	679
Amortization of cloud-based software implementation costs (3)	1,091	586
Other loss (4)	2,635	1,184
Transaction-related fees and expenses (5)	742	575
Strategic realignment costs (6)	6,474	—
Tax Receivable Agreement liability adjustment (7)	(2,945)	(9,149)
Adjusted EBITDA	$97,331	$104,760
Adjusted EBITDA Margin (8)	13.3%	14.7%
(1) Represents the difference between cash rent payments and the recognition of straight-line rent expense recognized over the lease term.
(2) Represents non-capitalized third-party consulting and software licensing costs incurred in connection with the implementation of a new ERP and HCM systems which are included within general and administrative expenses.

Portillo's Inc. Form 10-K | 29

(3) Represents amortization of capitalized cloud-based ERP and HCM system implementation costs that are included within general and administrative expenses.
(4) Represents loss on disposal of property and equipment, a legacy Barnelli's trade name impairment charge in fiscal 2025, and a technology asset impairment charge in fiscal 2024 included within other loss (income), net.
(5) Represents certain expenses that management believes are not indicative of ongoing operations, consisting primarily of certain professional fees included within general and administrative expenses.
(6) Represents $4.4 million of costs related to the Company's strategic reset of its development and growth plans, $1.7 million in connection with the departure of our CEO, and $0.4 million in connection with the departure of our Chief Development Officer, which are included within general and administrative expenses.
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

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Fiscal Years Ended
	December 28, 2025	December 29, 2024
Operating income	$43,677	$58,033
Operating income margin	6.0%	8.2%
Plus:
General and administrative expenses	77,140	75,089
Pre-opening expenses	8,802	9,236
Depreciation and amortization	29,112	27,297
Net income attributable to equity method investment	(1,275)	(1,229)
Other loss (income), net	946	(312)
Restaurant-Level Adjusted EBITDA	$158,402	$168,114
Restaurant-Level Adjusted EBITDA Margin (1)	21.6%	23.7%
(1) Restaurant-Level Adjusted EBITDA Margin is defined as Restaurant-Level Adjusted EBITDA divided by Revenues, net.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our 2025 Revolver Facility. As of December 28, 2025, we maintained cash and cash equivalents and restricted cash balance of $20.0 million and had $55.6 million of availability under our 2025 Revolver Facility, after giving effect to $4.4 million in outstanding letters of credit.

Our primary requirements for liquidity are to fund our working capital needs, operating lease obligations, capital expenditures, and general Restaurant Support Center needs. Our requirements for working capital are not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening of new restaurants, existing capital investments (both for remodels and maintenance), as well as investments in our Restaurant Support Center infrastructure. Additionally, we continue to invest in technology, including upgrades to our IT infrastructure, to improve operational efficiency and the guest experience.

Based upon current levels of operations and anticipated growth, we expect that cash flows from operations will be sufficient to meet our needs for at least the next twelve months and the foreseeable future.

Portillo's Inc. Form 10-K | 30

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

As of December 28, 2025, we estimate that our obligation for future payments under the TRA totaled $352.4 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $414.6 million as of December 28, 2025. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $352.4 million, primarily over the next 15 years, declining in year 16 through year 47. During fiscal 2025, we made a TRA payment of $7.7 million relating to tax year 2023. We expect a payment of $7.9 million relating to tax year 2024 to be made within the next 12 months.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Fiscal Years Ended
	December 28, 2025	December 29, 2024
Net cash provided by operating activities	$71,911	$98,040
Net cash used in investing activities	(90,193)	(88,114)
Net cash provided by financing activities	15,369	2,512
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,913)	12,438
Cash and cash equivalents and restricted cash at beginning of period	22,876	10,438
Cash and cash equivalents and restricted cash at end of period	$19,963	$22,876

Operating Activities

Net cash provided by operating activities for fiscal 2025 was $71.9 million compared to net cash provided by operating activities of $98.0 million for fiscal 2024, a decrease of $26.1 million or 26.7%. This decrease was primarily driven by a decrease in net income of $14.0 million and the change in operating assets and liabilities of $13.0 million, partially offset by the change in non-cash items of $0.9 million.

The decrease in net income for fiscal 2025 was primarily due to the benefits of higher revenue were more than offset by the expense factors described in the consolidated results of operations for fiscal 2025 compared to fiscal 2024. The $13.0 million change in our operating asset and liability balances was primarily driven by operating assets and liabilities being a source of net cash of $12.7 million in fiscal 2025, compared to a source of net cash of $25.7 million in the fiscal 2024 driven by the change in accounts payable and trade receivables. The $0.9 million change from fiscal 2024 in non-cash charges was primarily driven by a lower Tax Receivable Agreement liability adjustments and an asset impairment charge related to the legacy's Barnelli's tradename, partially offset by lower equity-based compensation expense.

Portillo's Inc. Form 10-K | 31

Investing Activities

Net cash used in investing activities was $90.2 million for fiscal 2025 compared to net cash used in investing activities of $88.1 million for fiscal 2024, an increase of $2.1 million or 2.4%. This increase was primarily due to the number of restaurant openings and builds in process during 2025 and the planned restaurant openings for 2026.

Financing Activities

Net cash provided by financing activities was $15.4 million for fiscal 2025 compared to net cash provided by financing activities of $2.5 million for fiscal 2024, an increase of $12.9 million or 511.8%. This increase is due to an increase in proceeds from short-term debt, partially offset by payments of long-term debt in connection with our refinancing in the first quarter of 2025, as described in Note 9. Debt, and an increase in payments made under the TRA of $3.3 million.

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

The Amendment provides for, among other things, (i) a $250 million term loan A facility (the “2025 Term Loan”) and (ii) revolving credit commitments in an initial aggregate principal amount of $150 million (the “2025 Revolver Facility” and, together with the Term Loan Facility, the “2025 Facilities”), the proceeds of which were used to refinance indebtedness under the 2023 Credit Agreement, for general corporate purposes and working capital needs and for other activities permitted under the 2025 Credit Agreement. The loans under each of the 2025 Facilities mature on January 27, 2030.

As of December 28, 2025, we had $90.0 million of borrowings under the 2025 Revolver Facility, and letters of credit issued under the 2025 Revolver Facility totaled $4.4 million. As a result, as of December 28, 2025, the Company had $55.6 million available under the 2025 Revolver Facility.

The 2025 Credit Agreement contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including limitations on indebtedness, liens, investments, negative pledges, dividends, junior financings and other fundamental changes. As of December 28, 2025, the Company was in compliance with financial covenants in the 2025 Credit Agreement.

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

We may enter into purchase commitments relating to supply chain, construction, marketing and other service-related arrangements that occur in the normal course of business. Such commitments are typically short-term in nature and are not material as of December 28, 2025.

Portillo's Inc. Form 10-K | 32

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

In the third quarter of 2025, management identified impairment indicators that required a quantitative assessment of goodwill and trade names outside of the Company's annual impairment test. Refer to Note 2. Summary Of Significant Accounting Policies for a discussion of the impairment indicators identified during the period.

Significant changes in economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of our estimates of the fair value of our reporting unit and could result in an impairment of goodwill or intangibles in a future interim period or as of September 28, 2026, our next annual measurement date. As of December 28, 2025, we had approximately $394.3 million of goodwill and $221.7 million of indefinite-lived intangible assets.

Liabilities Under Tax Receivable Agreement

We are a party to the TRA under which we are contractually committed to pay certain of our pre-IPO LLC Members 85% of the amount of any tax savings that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. Therefore, we would only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. As of December 28, 2025, we recognized $352.4 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would de-recognize the portion of the liability related to the benefits not expected to be utilized.

Portillo's Inc. Form 10-K | 33

Additionally, we estimate the amount of TRA payments expected to be paid within the next 12 months and classify this amount as current on our consolidated balance sheet. This determination is based on our estimate of taxable income for the previous fiscal year and the timing of the anticipated payments. To the extent our estimate differs from actual results, we may be required to reclassify portions of our liabilities under the TRA between current and non-current. We expect a payment of $7.9 million to be made within the next 12 months.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We will record a valuation allowance when necessary to reduce the carrying value of certain deferred tax assets to their respective net realizable value (if any). As of December 28, 2025, we had $211.3 million of deferred tax assets, net of the recorded valuation allowance.

Under the provisions of ASC 740—Income Taxes, as it relates to accounting for uncertainties in tax positions, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. For the tax year ended December 28, 2025, we did not record any unrecognized tax benefits.

Portillo's Inc. Form 10-K | 34

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity and Food Price Risks

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or are affected by the price of other commodities. We consistently monitor factors that affect the price of commodities that are generally outside of our control and include raw material inputs, geopolitical events, weather conditions, currency markets and global supply and demand dynamics, among other items.

In an effort to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. Structured programs within our organization exist to mitigate adverse impacts and proactively manage risk across our portfolio of key products, services and energy platforms.

Interest Rate Risk

Our credit facilities incur interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 28, 2025 and December 29, 2024, we had a total of $336.9 million and $313.8 million, respectively, in outstanding borrowings, excluding unamortized debt discount and deferred issuance costs. See Note 9. Debt for individual balances for our Term Loan and Revolver Facility as of December 28, 2025. Based on the terms of the 2025 Credit Agreement, as of December 28, 2025, a change of one hundred basis points in the applicable interest rate would cause an increase or decrease in interest expense of approximately $3.4 million on an annual basis.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Portillo's Inc. and subsidiaries (the "Company") as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 28, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

◦We tested the appropriateness of the tax rates and tax amortization utilized in the determination of the TRA liability, by agreeing to the terms in the TRA and applicable federal and state tax laws

◦We evaluated the Company’s taxable income forecast as it relates to the estimated timing and amount of utilization of the tax basis step-up captured by the TRA.

◦We tested the mathematical accuracy of the TRA liability calculation by recomputing the liability.

Goodwill - Refer to Notes 2 and 6 to the Financial Statements

Critical Audit Matter Description

As discussed in Notes 2 and 6 to the financial statements, the Company has one reporting unit which is evaluated for impairment annually. The Company's evaluation of its goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company engaged an independent valuation specialist to assist in the Company's determination of the estimated fair value of the reporting unit. This determination includes estimating the fair value of the reporting unit using the income approach, guideline public company method, and comparable transactions method. The income approach requires management to estimate internally forecasted future cash flows, and to discount the cash flows using a weighted average cost of capital (discount rate). The guideline public company method is determined by applying market multiples for comparable public companies to the reporting unit’s financial results. The comparable transaction method utilizes exchange prices in actual transactions and asking prices for controlling interests in public or private companies to apply multiples to the reporting unit’s financial results. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

In addition to the annual evaluation of the reporting unit’s recoverability, when events and circumstances indicate it is more likely than not that the fair value of the reporting unit is less than the carrying value, the Company will perform a quantitative test of impairment. During the quarter ended September 28, 2025, the Company identified impairment indicators that required a quantitative assessment of goodwill outside of the Company's annual impairment test. These indicators included the announcement of a strategic reset of the Company’s development and growth plan, which resulted in revised financial targets for fiscal year 2025 and the announced departure of the Company’s President and Chief Executive Officer, effective September 21, 2025. Based on these factors and information available, the Company determined that an interim quantitative test of goodwill for impairment should be performed as of September 28, 2025. After completing the evaluation, the Company concluded that no impairment of goodwill existed as of September 28, 2025 as the fair value of the Company’s goodwill balance was greater than its carrying value as of the measurement date.

Portillo's Inc. Form 10-K | 38

We identified the Company’s impairment evaluation of goodwill as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit, specifically in forecasting future revenues and determining the discount rate. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to the selection of the discount rate and forecasts of future revenue growth.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the goodwill discussed above included the following, among others:

•We tested the effectiveness of controls over the goodwill impairment valuation, including appropriateness of the valuation methodology, forecasting of revenue growth, and selection of discount rate.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the valuation inputs to that methodology, such as discount rate by:

◦Testing the mathematical accuracy of the calculations.

◦Testing the source information underlying the determination of the discount rate and guideline company market multiples.

◦Developing ranges of independent estimates and comparing those to the rates selected by management.

◦Performing sensitivity analysis for the discount rate utilized.

•We evaluated the reasonableness of management’s forecast of future revenue growth by:

◦Comparing the forecasts to historical results, third-party economic research, and industry performance;

◦Performing sensitivity analyses for the forecasts utilized;

◦Comparing the forecasts to internal communications to management and the Board of Directors;

◦Evaluating the impact of changes in the business environment on management’s forecasts;

◦Conducting inquiries with management; and

◦Evaluating whether the forecasts were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 24, 2026

We have served as the Company's auditor since 2014.

Portillo's Inc. Form 10-K | 39

PORTILLO'S INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 28, 2025	December 29, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$19,963	$22,876
Accounts and tenant improvement receivables	16,502	14,794
Inventories	8,207	7,915
Prepaid expenses and other	6,844	7,066
Total current assets	51,516	52,651
Property and equipment, net	420,263	358,975
Operating lease assets	261,086	222,390
Goodwill	394,298	394,298
Trade names	221,725	223,925
Other intangible assets, net	23,391	26,098
Equity method investment	15,696	16,056
Deferred tax assets	211,267	197,409
Other assets	7,292	8,284
Total other assets	873,669	866,070
TOTAL ASSETS	$1,606,534	$1,500,086

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,210	$45,516
Current portion of long-term debt	6,250	11,250
Short-term debt	90,000	25,000
Current portion of Tax Receivable Agreement liability	7,910	7,686
Deferred revenue	7,472	7,032
Short-term operating lease liabilities	6,878	6,013
Accrued expenses	32,236	33,072
Total current liabilities	193,956	135,569
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	237,977	275,422
Tax Receivable Agreement liability	344,524	316,893
Long-term operating lease liabilities	329,190	278,540
Other long-term liabilities	3,614	3,559
Total long-term liabilities	915,305	874,414
Total liabilities	1,109,261	1,009,983

COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 71,971,736 and 63,674,579 shares issued and outstanding as of December 28, 2025 and December 29, 2024, respectively	720	637
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 3,442,335 and 10,732,800 shares issued and outstanding as of December 28, 2025 and December 29, 2024, respectively	—	—
Additional paid-in-capital	404,603	357,295
Retained earnings	62,474	43,129
Total stockholders' equity attributable to Portillo's Inc.	467,797	401,061
Non-controlling interest	29,476	89,042
Total stockholders' equity	497,273	490,103
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,606,534	$1,500,086
See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 40

PORTILLO'S INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023

REVENUES, NET	$732,066	$710,554	$679,905

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	251,705	241,679	230,869
Labor	191,691	181,091	173,868
Occupancy	40,631	36,632	33,358
Other operating expenses	89,637	83,038	76,639
Total restaurant operating expenses	573,664	542,440	514,734

General and administrative expenses	77,140	75,089	78,835
Pre-opening expenses	8,802	9,236	9,019
Depreciation and amortization	29,112	27,297	24,313
Net income attributable to equity method investment	(1,275)	(1,229)	(1,401)
Other loss (income), net	946	(312)	(1,035)
OPERATING INCOME	43,677	58,033	55,440
Interest expense	22,808	25,616	27,470
Interest income	(275)	(309)	(212)
Tax Receivable Agreement liability adjustment	(2,945)	(9,149)	(3,349)
Loss on debt extinguishment	—	—	3,465
INCOME BEFORE INCOME TAXES	24,089	41,875	28,066
Income tax expense	2,997	6,799	3,248
NET INCOME	21,092	35,076	24,818
Net income attributable to non-controlling interests	1,747	5,559	6,394
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$19,345	$29,517	$18,424

Income per common share attributable to Portillo's Inc.:
Basic	$0.28	$0.48	$0.34
Diluted	$0.27	$0.46	$0.32

Weighted-average common shares outstanding:
Basic	68,821,447	61,050,437	53,806,570
Diluted	71,086,762	63,982,643	57,307,784
See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 41

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

FISCAL YEARS ENDED DECEMBER 29, 2024 and DECEMBER 31, 2023

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Non-controlling interest	Total Equity
Balance, as of December 25, 2022	48,420,723	$484	23,837,162	$—	$260,664	$(4,812)	$176,565	$432,901
Net income	—	—	—	—	—	18,424	6,394	24,818
Equity-based compensation expense	—	—	—	—	11,522	—	4,020	15,542
Activity under equity-based compensation plans	717,416	7	—	—	953	—	—	960
Redemption of LLC Units	6,364,236	64	(6,364,236)	—	(64)	—	—	—
Non-controlling interest adjustment	—	—	—	—	48,849	—	(48,849)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(399)	(399)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—		(13,712)	—	—	(13,712)
Balance, as of December 31, 2023	55,502,375	$555	17,472,926	$—	$308,212	$13,612	$137,731	$460,110
Net income	—	—	—	—	—	29,517	5,559	35,076
Equity-based compensation expense	—	—	—	—	9,257	—	1,894	11,151
Activity under equity-based compensation plans	1,432,078	15	—	—	3,452	—	—	3,467
Redemption of LLC Interests	6,740,126	67	(6,740,126)	—	(67)	—	—	—
Non-controlling interest adjustment	—	—	—	—	55,304	—	(55,304)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(838)	(838)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(18,863)	—	—	(18,863)
Balance, as of December 29, 2024	63,674,579	$637	10,732,800	$—	$357,295	$43,129	$89,042	$490,103

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 42

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

FISCAL YEAR ENDED DECEMBER 28, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Non-controlling interest	Total Equity
Balance, as of December 29, 2024	63,674,579	$637	10,732,800	$—	$357,295	$43,129	$89,042	$490,103
Net income	—	—	—	—	—	19,345	1,747	21,092
Equity-based compensation expense	—	—	—	—	5,951	—	542	6,493
Activity under equity-based compensation plans	1,006,692	10	—	—	2,177	—	—	2,187
Redemption of LLC interests	7,290,465	73	(7,290,465)	—	(73)	—	—	—
Non-controlling interest adjustment	—	—	—	—	60,914	—	(60,914)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(1,291)	(1,291)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(21,661)	—	—	(21,661)
Contributions from non-controlling interests	—	—	—	—	—	—	350	350
Balance, as of December 28, 2025	71,971,736	$720	3,442,335	$—	$404,603	$62,474	$29,476	$497,273

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 43

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,092	$35,076	$24,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,112	27,297	24,313
Amortization of debt issuance costs and discount	692	873	1,001
Loss on sales of assets	434	528	592
Equity-based compensation	6,493	11,151	15,542
Deferred income tax expense	2,997	6,771	3,249
Tax Receivable Agreement liability adjustment	(2,945)	(9,149)	(3,349)
Gift card breakage	(857)	(852)	(917)
Asset impairment	2,200	657	—
Loss on debt extinguishment	—	—	3,465
Changes in operating assets and liabilities:
Accounts receivables	(1,537)	862	(679)
Receivables from related parties	25	(46)	(82)
Inventories	(292)	818	(1,346)
Other current assets	221	357	(3,643)
Operating lease assets	9,699	8,469	7,402
Accounts payable	316	11,284	209
Accrued expenses and other liabilities	310	1,827	3,021
Operating lease liabilities	(2,920)	(3,178)	(2,033)
Deferred lease incentives	5,282	5,553	1,501
Other assets and liabilities	1,589	(258)	(2,283)
NET CASH PROVIDED BY OPERATING ACTIVITIES	71,911	98,040	70,781
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(90,435)	(88,191)	(87,918)
Other	242	77	81
NET CASH USED IN INVESTING ACTIVITIES	(90,193)	(88,114)	(87,837)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	65,000	10,000	15,000
Proceeds from long-term debt	—	—	300,000
Payments of long-term debt	(41,875)	(5,625)	(328,053)
Proceeds from equity offering, net of underwriting discounts	—	114,960	179,306
Repurchase of outstanding equity / Portillo's OpCo units	—	(114,960)	(179,306)
Distributions paid to non-controlling interest holders	(1,291)	(838)	(399)
Proceeds from stock option exercises	2,727	4,332	1,879
Employee withholding taxes related to net settled equity awards	(1,046)	(1,433)	(1,505)
Proceeds from Employee Stock Purchase Plan purchases	453	508	527
Payments of Tax Receivable Agreement liability	(7,686)	(4,432)	(813)
Payment of deferred financing costs	(1,263)	—	(3,569)
Contributions from non-controlling interests	350	—	—
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	15,369	2,512	(16,933)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(2,913)	12,438	(33,989)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	22,876	10,438	44,427
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$19,963	$22,876	$10,438
See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 44

PORTILLO'S INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$22,922	$19,445	$28,282
Income tax paid	—	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$11,207	$13,466	$12,729
Establishment of liabilities under Tax Receivable Agreement	38,485	38,342	51,165

See accompanying notes to consolidated financial statements.

Portillo's Inc. Form 10-K | 45

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF BUSINESS

Portillo’s Inc. (the “Company") was incorporated as a Delaware corporation on June 8, 2021, for the purpose of facilitating an initial public offering ("IPO") and other related transactions in order to carry on the business of PHD Group Holdings LLC and its subsidiaries (“Portillo’s OpCo”. Portillo's Inc. is the sole managing member of Portillo’s OpCo, and as sole managing member and operates and controls all of the business and affairs of Portillo's OpCo and reports a non-controlling interest representing the economic interest in Portillo's OpCo held by the other members of Portillo's OpCo (the "pre-IPO LLC Members"). Unless the context otherwise requires, references to "we," "us," "our," "Portillo's," and the "Company" refer to Portillo's Inc. and its subsidiaries, including Portillo's OpCo.

The Company operates restaurants in 11 states that serve Chicago-style hot dogs and sausages, Italian beef sandwiches, char-grilled burgers, chopped salads, crinkle-cut fries, homemade chocolate cake and more, along with two food production commissaries in Illinois. As of December 28, 2025 and December 29, 2024, the Company had 101 and 93 restaurants in operation, respectively. The Company also had one non-traditional location in operation, a food truck. The Company, additionally has a 50% interest in a single restaurant owned by C&O Chicago, L.L.C. ("C&O"), which is excluded from the Company's restaurant count noted above. The Company’s principal corporate offices are located in Oak Brook, Illinois.

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the Sunday on or prior to December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2025 and 2024 each consisted of 52 weeks. Fiscal 2023 consisted of 53 weeks. The 53rd week in fiscal 2023 coincided with Christmas, resulting in six additional operating days. The fiscal periods presented in this report are fiscal years ended December 28, 2025 ("fiscal 2025"), December 29, 2024 ("fiscal 2024") and December 31, 2023 ("fiscal 2023"), respectively. Unless otherwise stated, references to years in this report relate to fiscal years.

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

Accounts and Tenant Improvement Receivables

Accounts and tenant improvement receivables consist primarily of vendor rebates, tenant improvement receivables, and delivery receivables as well as receivables from related parties (Note 18. Related Party Transactions). The Company evaluates the collectability of its Accounts and tenant improvement receivables based on a variety of factors, including historical experience, current and future economic and market conditions and other factors. Based on these factors, no allowance for uncollectible accounts was recorded at December 28, 2025 or December 29, 2024.

Inventories

Inventories, which consists mainly of food products, is valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out (FIFO) method. No other adjustment is deemed necessary to reduce inventory to lower of cost or net realizable value due to the rapid turnover and high utilization of inventory.

The Company operates two commissaries to supply the Company's restaurants with several products and ensures product consistency and quality. The commissaries derive revenue principally from the sale and distribution of food to our distributors, who, in turn, sell the food to the restaurants. This is considered under ASC 845, Non-Monetary Transactions, and the impact on the statement of operations is not material. These products are held as inventory at distributors on a short-term consignment basis. Inventories subject to these consignment arrangements are recorded on the Company’s consolidated balance sheet and were $0.8 million as of December 28, 2025 and December 29, 2024.

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

Long-Lived Assets and Valuation

The Company’s long-lived assets include property and equipment and definite-lived intangible assets. Property and equipment are recorded at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized. Expenditures for refurbishments and improvements that significantly add to the productivity capacity or extend the useful life are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements are amortized over the shorter of the lease term, which generally includes option periods that are reasonably certain, or the estimated useful lives of the assets. For buildings and equipment, depreciation is computed over the estimated useful lives of the assets (generally ranging from three to 39 years). Upon disposal of assets, the accounts are relieved of cost and accumulated depreciation and any related gain or loss is reflected in other income, net in the Company's consolidated statements of operations.

Portillo's Inc. Form 10-K | 47

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company reviews its long-lived assets, including property and equipment and construction-in-progress, definite-lived intangible assets and operating lease assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. Recoverability is measured by a comparison of the carrying amount to future undiscounted cash flows that are expected to be generated by the asset or asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying value exceeds the estimated fair value. Restaurant-level assets are grouped by restaurant for the purpose of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During fiscal 2024, the Company recorded a technology asset impairment charge of $0.7 million that was included within other income, net in the Company's consolidated statements of operations. There were no long-lived asset impairment charges recorded in fiscal 2025 and fiscal 2023.

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

In the third quarter of 2025, management identified impairment indicators that required a quantitative assessment of goodwill outside of the Company's annual impairment test. These indicators included the announcement of a strategic reset of the Company’s development and growth plan, which resulted in revised financial targets for fiscal year 2025 and the announced departure of the Company’s President and Chief Executive Officer, effective September 21, 2025. Upon completion of the quantitative impairment test and review of the related results, the Company concluded that no impairment of goodwill existed. The Company's annual impairment test in the fourth quarter of 2025 reaffirmed that goodwill was not impaired.

The Company’s indefinite-lived intangible assets consist of trade names and trademarks (collectively the “trade names”). The Company estimates the fair value of its trade names using a relief-from-royalty income approach. If the fair value of the trade name is less than its carrying value, an impairment loss is recorded for the difference between the estimated fair value and carrying value of the intangible assets.

The Company also tested its trade names for impairment in the third quarter of 2025. As a result, during fiscal 2025, the Company recorded a non-cash impairment charge of $2.2 million related to its legacy Barnelli's trade name, a pasta concept available at nine co-branded restaurants.

Significant changes in economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of our estimates of the fair value of our reporting unit and could result in an impairment of goodwill or intangibles in a future interim period or as of September 28, 2026, our next annual measurement date. As of December 28, 2025, we had approximately $394.3 million of goodwill and $221.7 million of indefinite-lived intangible assets.

There were no goodwill nor indefinite-lived intangible asset impairment charges recorded in fiscal 2024 and fiscal 2023.

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

The Company sells gift cards which do not have expiration dates. The Company records the sale of the gift card as a contract liability and recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) in the event a gift card is not expected to be redeemed, in proportion to the pattern of rights exercised by the customer (gift card breakage). During the fourth quarter of 2025, the Company completed its annual assessment of expected gift card breakage based on historical redemption patterns to determine the amount of gift card sales that will not be redeemed and will be retained by the Company. As a result of this analysis, the estimated breakage rate was updated to 12%, compared to the prior rate of 11%. This update represents a change in accounting estimate and has been applied prospectively. Gift card breakage is recognized within revenues, net in the consolidated statements of operations.

In March 2025, the Company launched Portillo's PerksTM, an app-less loyalty program that lives in guests' digital wallets. The loyalty program ("Perks") is a visit-based program, and guests earn rewards based on qualified visits. The Company defers revenue based on the average selling price of food, beverages, or retail merchandise earned through qualifying visits, establishing a corresponding Perks liability within Deferred Revenue. Currently, the Company does not record breakage due to the short expiration period of 14 to 30 days after the reward is issued. Upon redemption of Perks, revenue is recognized for redeemed food, beverage, or retail merchandise, and the Perks liability is reduced accordingly. Refer to Note 3. Revenue Recognition for additional detail on the Perks liability.

Generally, revenue is recognized as promised goods or services transfer to the guest or customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied. Refer to Note 3. Revenue Recognition for additional detail.

Contingencies

We recognize liabilities for contingencies when we have an exposure that indicates it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Our ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. We record legal settlement costs when those costs are probable and reasonably estimable. Refer to Note 16. Contingencies for additional detail.

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

Portillo's Inc. Form 10-K | 49

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Employee Benefits

The Company sponsors a 401(k) plan for all employees that are eligible based upon age and length of service. The expenses incurred for Company matching contributions to the plan were approximately $0.7 million, $0.6 million and $0.4 million for the years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively.

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

Equity-Based Compensation

The Company has issued non-qualified stock options, performance-based stock options, performance stock units, restricted stock units and restricted stock awards. Equity-based compensation expense is generally measured based on the grant-date fair value of those awards and is recognized on a straight-line basis over the vesting period. Equity-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time. We have also granted equity awards with performance vesting conditions. Equity awards with performance or market vesting conditions generally vest based on our attainment versus stated targets or criteria over a three-year performance and service period. Performance goals are determined by the Board and include measures such as revenue and adjusted EBITDA growth. Compensation expense on stock awards subject to performance conditions, which is based on the quantity of awards we have determined are probable of vesting, is recognized over the longer of the estimated performance goal attainment period or time vesting period. Equity-based compensation expense is included within general and administrative expenses and labor in the consolidated statements of operations. Refer to Note 13. Equity-Based Compensation for additional detail.

The Company adopted an Employee Share Purchase Plan (“ESPP”) in June 2022 under which qualifying employees may be granted purchase rights to the Company’s common shares at not less than 85% of the market price on the purchase date, subject to Company discretion. The ESPP has a maximum of 250,000 shares of the Company's Class A common stock available for issuance. Eligible employees are able to contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions, subject to an annual maximum dollar amount. The expense incurred under the ESPP for the year ended December 28, 2025 was $0.1 million, and immaterial for the years ended December 29, 2024 and December 31, 2023. The expense is included within general and administrative expenses and labor in the consolidated statement of operations.

Advertising and Marketing Expenses

Advertising costs are expensed the first-time advertising takes place, while the costs of producing advertising are expensed during production and the costs of communicating advertising are expensed as services are received. Advertising and marketing expenses totaled $9.4 million, $8.0 million and $5.9 million for the years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively. Advertising and marketing expenses included in other operating expenses in the consolidated statements of operations primarily relate to sponsorships, restaurant merchandising and charitable giving; and those expenses included in general and administrative expenses in the consolidated statements of operations primarily consist of regional advertising and branding initiatives.

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

As of December 28, 2025, the Company had $3.2 million of capitalized cloud-based software implementation costs made up of $1.0 million recorded within prepaid expenses and other and $2.2 million recorded within other assets. As of December 29, 2024, the Company had $3.4 million of capitalized cloud-based software implementation costs made up of $0.9 million recorded within prepaid expenses and other and $2.5 million recorded within other assets. The capitalized cloud-based costs primarily relate to the Company's enterprise resource planning ("ERP") and human capital management ("HCM") systems.

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

Upon the possession of a leased asset, we determine its classification as an operating or finance lease. As of December 28, 2025, all of our leases are classified as operating leases. Operating lease assets and liabilities are recognized at the lease commencement date. We make judgments regarding the probable term for each lease, which can impact the classification and accounting for a lease as operating or financing, as well as the amount of straight-line rent expense in a particular period. Generally, the leases for the Company's restaurant locations have an initial term of 10 years to 20 years and typically provide for renewal options in five-year increments, as well as rent escalations. Renewal options are generally recognized as part of the right-of-use assets and lease liabilities as it is reasonably certain at commencement date that we would exercise the options to extend the lease. Some of our real estate leases provide for base rent, plus if applicable, additional rent based on gross sales, as defined in each lease agreement, which is considered to be variable rent. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. Lease expense incurred before a restaurant opens is recorded in pre-opening expenses in the consolidated statements of operations. Once a restaurant opens, we record the straight-line lease expense and any contingent rent, if applicable, in occupancy on the consolidated statements of operations. Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in occupancy, other operating expenses, or pre-opening expenses on the consolidated statements of operations, which are generally considered to be variable rent. For leases with a lease term of 12 months or less ("short-term operating lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the consolidated balance sheets.

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

Self-Insurance Programs

The Company self-insures for health, workers’ compensation, general liability and property damage. Predetermined loss limits have been arranged with insurance companies to limit the Company’s per occurrence cash outlay. Estimated costs to settle reported claims and incurred but unreported claims are recorded in in accrued expenses in the consolidated balance sheets.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which clarifies existing interim reporting guidance under U.S. GAAP. The ASU clarifies the scope and application of interim reporting requirements, the form and content of interim financial statements and disclosures, and consolidates required interim disclosures within Topic 270. The ASU also introduces a principle requiring disclosure of material events occurring after annual reporting period but before the issuance of interim financial statements. The amendments do not change underlying interim reporting requirements but improve clarity and consistency. ASU 2025-11 is effective for fiscal years beginning after December 15, 2028, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes technical corrections and clarifications for a broad range of topics within the FASB Accounting Standards Codification to improve clarity and consistency in the application of existing guidance. The improvements are not expected to have a significant effect on current accounting practice or result in significant costs to most entities. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard during the year ended December 28, 2025. See Note 14. Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

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

The Company sells gift cards which do not have expiration dates. Refer to Note 2. Summary Of Significant Accounting Policies for additional information regarding gift card sales. The Company recognized gift card breakage of $0.9 million for the years ended December 28, 2025, December 29, 2024 and December 31, 2023.

The Company’s revenue related to performance obligations not yet satisfied is revenue from gift cards sold but not yet redeemed. The gift card liability is included in deferred revenue on the consolidated balance sheets as follows (in thousands):

	December 28, 2025	December 29, 2024
Gift card liability	$6,965	$6,875

Revenue recognized in the consolidated statements of operations for the redemption of gift cards that were included in their respective liability balances at the beginning of the year is as follows (in thousands):

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Revenue recognized from gift card liability balance at the beginning of the year	$3,980	$3,972	$3,822

In March 2025, the Company launched Perks, an app-less loyalty program that lives in guests' digital wallets. Perks is a visit-based program, and guests earn rewards based on qualified visits. Refer to Note 2. Summary Of Significant Accounting Policies for additional information. As of December 28, 2025, the Perks liability was $0.2 million.

NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	December 28, 2025	December 29, 2024
Raw materials	$5,408	$5,756
Work in progress	156	168
Finished goods	1,827	1,216
Consigned inventory	816	775
	$8,207	$7,915

Portillo's Inc. Form 10-K | 54

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 28, 2025	December 29, 2024
Land and land improvements	$26,944	$24,100
Buildings and improvements	5,790	5,084
Furniture, fixtures, and equipment	195,341	177,443
Leasehold improvements	327,138	286,003
Transportation equipment	1,956	2,042
Construction-in-progress	34,384	12,348
	591,553	507,020
Less: accumulated depreciation	(171,290)	(148,045)
	$420,263	$358,975

Depreciation expense was $26.4 million, $24.5 million, and $21.4 million for the years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively, and was included in depreciation and amortization in the consolidated statements of operations.

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year, along with indefinite-lived intangibles, or more frequently when impairment indicators are present. During the third quarter of 2025, the Company completed a quantitative impairment test of both goodwill and trade names. After completing the evaluation, the Company concluded that no impairment of goodwill existed as of the end of the third quarter. The Company's annual impairment test in the fourth quarter of 2025 reaffirmed that goodwill was not impaired. During the third quarter of 2025, the Company recognized trade name impairment charges of $2.2 million, included within other loss (income), net in the consolidated statement of operations. Refer to Note 2. Summary Of Significant Accounting Policies for further information.

No impairment charges were recognized for goodwill or indefinite-lived intangible assets for the years ended December 29, 2024 and December 31, 2023.

Intangibles, net consisted of the following (in thousands):

	As of December 28, 2025

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$221,725	$—	$221,725
Intangibles subject to amortization:
Recipes	56,117	(32,726)	23,391
	$277,842	$(32,726)	$245,116

Portillo's Inc. Form 10-K | 55

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 29, 2024

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$223,925	$—	$223,925
Intangibles subject to amortization:
Recipes	56,117	(30,019)	26,098
	$280,042	$(30,019)	$250,023

Amortization expense was $2.7 million, $2.8 million, and $2.9 million for the years December 28, 2025, December 29, 2024 and December 31, 2023 respectively, and was included in depreciation and amortization in the consolidated statements of operations.

The estimated aggregate amortization expense related to intangible assets held at December 28, 2025 for the next five years and thereafter is as follows (in thousands):

Estimated Amortization
2026	$2,707
2027	2,707
2028	2,707
2029	2,150
2030	1,369
2031 and thereafter	11,751
$23,391

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

As of December 28, 2025 and December 29, 2024, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	December 28, 2025	December 29, 2024
	Level 1
Assets - Investments designated for deferred compensation plan
Cash/money accounts	$881	$988
Mutual Funds	2,219	2,208
Total assets	$3,100	$3,196

Portillo's Inc. Form 10-K | 56

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 28, 2025 and December 29, 2024 we had no Level 2 or Level 3 assets.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, net, operating lease assets, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal 2025, the Company recognized trade name impairment charges of $2.2 million, included within other loss (income), net in the consolidated statement of operations. During fiscal 2024, the Company recognized an impairment charge of $0.7 million related to a technology asset that is included within other loss (income), net in the consolidated statement of operations. No asset impairment charges were recorded in fiscal 2023.

NOTE 8.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts and tenant improvement receivables consisted of the following (in thousands):

	December 28, 2025	December 29, 2024
Tenant improvement receivable	$9,264	$8,868
Accounts receivable	7,238	5,926
Total	$16,502	$14,794

Accrued expenses consisted of the following (in thousands):

	December 28, 2025	December 29, 2024
Salaries, wages, and other compensation	$14,717	$14,382
Insurance	3,884	3,634
Interest	4,610	5,471
Rent and real estate taxes	5,588	5,784
Sales and use tax	3,039	3,351
Other accrued expenses	398	450
Total	$32,236	$33,072

Portillo's Inc. Form 10-K | 57

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.    DEBT

Debt consisted of the following (in thousands):

	December 28, 2025	December 29, 2024
Term Loan	$246,875	$288,750
Revolver Facility	90,000	25,000
Unamortized discount and debt issuance costs	(2,648)	(2,078)
Total debt, net	334,227	311,672
Less: Short-term debt	(90,000)	(25,000)
Less: Current portion of long-term debt	(6,250)	(11,250)
Long-term debt, net	$237,977	$275,422
2025 Credit Agreement

On January 27, 2025 (the "2025 Credit Agreement Closing Date"), PHD Intermediate LLC ("Holdings"), Portillo's Holdings LLC ("the Borrower"), the other Guarantors party thereto, the Lenders from time to time party thereto and Fifth Third Bank, National Association, as Administrative Agent (in such capacities, the "Administrative Agent"), the L/C Issuer and the Swing Line Lender entered into an amendment (the "Amendment") to the credit agreement, dated as of February 2, 2023 (the "Existing Credit Agreement" and the Existing Credit Agreement as amended by the Amendment and as may be amended, restated, supplemented or otherwise modified from time to time thereafter, the "2025 Credit Agreement"), by and among Holdings, the Borrower, the other Guarantors from time to time party thereto, the Lenders from time to time party thereto and the Administrative Agent. The arrangement was accounted for as a debt modification.

The Existing Credit Agreement provided for a term A loan (the "2023 Term Loan Facility") in an initial aggregate principal amount of $300.0 million and revolving credit commitments in an initial aggregate principal amount of $100.0 million (the "2023 Revolver Facility"). The Amendment provides for, among other things, (i) a $250.0 million term loan A facility (the "2025 Term Loan Facility") and (ii) revolving credit commitments in an initial aggregate principal amount of $150 million (the "2025 Revolver Facility" and, together with the Term Loan Facility, the "2025 Facilities"). The loans under each of the 2025 Facilities mature on January 27, 2030. The proceeds of the 2025 Term Loan Facility were used to pay off in full amounts outstanding under the 2023 Term Loan Facility outstanding on the 2025 Credit Agreement Closing Date.

The 2023 Term Loan Facility and 2023 Revolver Facility accrued, and the 2025 Term Loan Facility and 2025 Revolver Facility accrue interest at the forward-looking secured overnight financing rate ("SOFR") plus an applicable rate determined upon the consolidated total net rent adjusted leverage ratio, in each case subject to a 0.00% floor.

As of December 28, 2025, the interest rate on the 2025 Term Loan Facility and 2025 Revolver Facility was 6.50% and 6.42%, respectively. Pursuant to the 2025 Credit Agreement, as of December 28, 2025, the commitment fees to maintain the 2025 Revolver Facility were 0.20% and letter of credit fees were 2.50%. Commitment fees and letter of credit fees are recorded as interest expense in the consolidated statements of operations. As of December 28, 2025, the effective interest rate was 6.73%.

As of December 29, 2024, the interest rate on the 2023 Term Loan Facility and 2023 Revolver Facility was 7.25% and 7.17%, respectively. Pursuant to the 2023 Credit Agreement, as of December 29, 2024, the commitment fees to maintain the 2023 Revolver Facility were 0.20% and letter of credit fees were 2.50%. Commitment fees and letter of credit fees are recorded as interest expense in the consolidated statements of operations. As of December 29, 2024, the effective interest rate was 7.53%. As of the 2025 Credit Agreement Closing Date, the interest rates and commitment fees applicable to the 2023 Term Loan Facility and 2023 Revolving Facility were subsequently refinanced in accordance with the Amendment and the 2025 Credit Agreement.

The 2025 Term Loan Facility will amortize in quarterly installments, commencing on the last day of the first full fiscal quarter ended after the 2025 Credit Agreement Closing Date, equaling an aggregate amount of $6.3 million for the first 2 years following the 2025 Credit Agreement Closing Date, (ii) $12.5 million for the third and fourth years following the 2025 Credit Agreement Closing Date, and (iii) $25.0 million for the fifth year following the 2025 Credit Agreement Closing Date, with the balance payable on the final maturity date.

As of December 28, 2025, outstanding borrowings under the 2025 Credit Agreement totaled $336.9 million, comprised of $246.9 million under the 2025 Term Loan, and $90.0 million under the 2025 Revolver Facility. Letters of credit issued under the 2025 Revolver Facility totaled $4.4 million. As a result, as of December 28, 2025, the Company had $55.6 million available under the 2025 Revolver Facility.

Portillo's Inc. Form 10-K | 58

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 29, 2024, outstanding borrowings under the Existing Credit Agreement totaled $313.8 million, comprised of $288.8 million under the 2023 Term Loan, and $25.0 million under the 2023 Revolver Facility. Letters of credit issued under the 2023 Revolver Facility totaled $5.3 million. As a result, as of December 29, 2024, the Company had $69.7 million available under the 2023 Revolver Facility. On the 2025 Credit Agreement Closing Date, outstanding borrowings under the 2023 Term Loan Facility and 2023 Revolving Facility were refinanced and became outstanding under the 2025 Term Loan Facility and 2025 Revolving Facility, as applicable.

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

Maturities of long-term debt

Principal payments on long-term debt (excluding the Revolving Facility) outstanding at December 28, 2025 for each year through maturity are as follows (in thousands):

2026	$6,250
2027	9,375
2028	15,625
2029	15,625
2030	200,000
$246,875
Discount and Debt Issuance Costs

Pursuant to the 2025 Credit Agreement, the Company capitalized deferred financing costs and issuance discounts of $1.3 million. The remaining unamortized costs under the 2023 Credit Agreement were $2.0 million. The total deferred financing costs and issuance discounts of $3.3 million will be amortized over the term of the 2025 Credit Agreement.

In connection with the repayment of the 2014 Credit Agreement as described above, deferred financing costs and original issuance discount of $3.5 million was recorded as a loss on debt extinguishment during the year ended December 31, 2023 in the consolidated statement of operations. There were no debt extinguishments during the years ended December 28, 2025 and December 29, 2024.

The Company amortized $0.1 million, $0.2 million and $0.4 million of deferred financing costs during the years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively, which was included in interest expense in the consolidated statements of operations. In addition, the Company also amortized $0.6 million, $0.7 million and $0.6 million in original issue discount related to the long-term debt during the years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively, which was included in interest expense in the consolidated statements of operations.

Portillo's Inc. Form 10-K | 59

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total interest costs incurred were $22.8 million, $25.6 million and $27.5 million for the years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively.

Fair Value of Debt

As of December 28, 2025 and December 29, 2024, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

Guarantees and Covenants

The 2025 Credit Agreement contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including limitations on indebtedness, liens, investments, negative pledges, dividends, junior financings and other fundamental changes. The 2025 Facilities are guaranteed, subject to customary exceptions, by all of the Borrower's wholly-owned domestic restricted subsidiaries and Holdings, and are secured by a lien on substantially all of the Borrower's assets, including fixed assets and intangibles, and the assets of the Guarantors, in each case, subject to customary exceptions. Failure to comply with these covenants and restrictions could result in an event of default under the 2025 Credit Agreement. In such an event, all amounts outstanding under the 2025 Credit Agreement, together with any accrued interest, could then be declared immediately due and payable.

As of December 28, 2025, the Company was in compliance with the financial covenants in the 2025 Credit Agreement.

NOTE 10.    LEASES

A summary of operating lease right-of-use assets and liabilities is as follows (in thousands):

Operating leases	Classification	December 28, 2025	December 29, 2024
Right-of-use assets	Operating lease assets	$261,086	$222,390
		261,086	222,390

Current lease liabilities	Short-term operating lease liabilities	6,878	6,013
Non-current lease liabilities	Long-term operating lease liabilities	329,190	278,540
		$336,068	$284,553

The components of lease expense were as follows (in thousands):

		Fiscal Years Ended
Operating leases	Classification	December 28, 2025	December 29, 2024	December 31, 2023
Operating lease cost	Occupancy Other operating expenses General and administrative expenses Pre-opening expenses	$37,305	$32,542	$28,861
Short-term operating lease cost	Occupancy Other operating expenses General and administrative expenses Pre-opening expenses	2,015	1,813	1,069
Variable lease cost	Occupancy Other operating expenses General and administrative expenses	4,228	3,894	3,714
		$43,548	$38,249	$33,644

Portillo's Inc. Form 10-K | 60

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of lease terms and discount rates for operating leases is as follows:

Operating leases	December 28, 2025	December 29, 2024
Weighted-average remaining lease term (years):	25.6	25.6
Weighted-average discount rate:	9.0%	9.2%

Supplemental cash flow information related to leases is as follows (in thousands):

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$30,555	$27,223	$23,478
Operating lease assets obtained in exchange for lease liabilities:
Operating leases	48,172	39,650	33,176

As of December 28, 2025, the maturity analysis of the lease liabilities consisted of the following (in thousands):

Year Ending	Operating Leases
2026	$33,666
2027	33,255
2028	33,325
2029	33,537
2030	33,006
Thereafter	782,208
Total lease payments	948,997
Less: imputed interest	(612,929)
Total operating lease liabilities	$336,068

As of December 28, 2025, operating lease payments exclude $86.1 million of legally binding minimum payments for leases signed but not yet commenced.

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

Redemption of LLC Units

In the second quarter of 2025, certain pre-IPO LLC Members affiliated with Berkshire Partners LLC redeemed 7,290,465 LLC units in the aggregate for newly-issued shares of Class A common stock on a one-for-one basis, in accordance with the terms of the Second Amended and Restated LLC agreement of Portillo's OpCo, dated as of October 20, 2021.

In 2024, certain pre-IPO LLC Members redeemed 840,992 LLC Units in the aggregate for newly-issued shares of Class A common stock on a one-for-one basis, in accordance with the terms of the Second Amended and Restated LLC Agreement of Portillo’s OpCo, dated as of October 20, 2021. In addition, in 2024, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $14.37 per share.

In 2023, the Company completed a secondary offering of 8,000,000 shares of the Company's Class A common stock at an offering price of $21.05 per share. On April 5, 2023, the Underwriter exercised its overallotment option in part, to purchase an additional 620,493 shares of the Company's Class A common stock at an offering price of $21.05 per share.

As of December 28, 2025, the Company owned 95.4% of Portillo's OpCo and the pre-IPO LLC Members owned the remaining 4.6% of Portillo's OpCo. As of December 28, 2025, shareholders of the Blocker Companies and pre-IPO LLC Members owned 1,045,630 shares of Class A common stock and 3,442,335 shares of Class B common stock, respectively.

Equity-Based Compensation Plan Activity

We received an aggregate of 1,006,692, 1,432,078, and 717,416 LLC Units in connection with the activity under our equity-based compensation plans during the years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively, related to the exercise of stock options, vested restricted stock awards and restricted stock units, and employee stock purchase plan purchases. See Note 13. Equity-Based Compensation for additional information.

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

Portillo's Inc. Form 10-K | 62

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	December 28, 2025		December 29, 2024
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	71,971,736	95.4%	63,674,579	85.6%
pre-IPO LLC Members	3,442,335	4.6%	10,732,800	14.4%
Total	75,414,071	100.0%	74,407,379	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for the years ended December 28, 2025, December 29, 2024 and December 31, 2023 was 8.3%, 17.0% and 25.9% respectively.

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net income attributable to Portillo's Inc.	$19,345	$29,517	$18,424
Activity under equity-based compensation plans	2,177	3,452	953
Non-controlling interest adjustment	60,914	55,304	48,849
Redemption of LLC Units	(73)	(67)	(64)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	(21,661)	(18,863)	(13,712)
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$60,702	$69,343	$54,450

The Company entered into a joint venture agreement to develop and operate a restaurant at DFW airport, which is expected to commence operations in 2026. The Company holds a 65% ownership interest in AP Dogs. In the year ended December 28, 2025, $0.4 million of contributions from non-controlling interests were received.

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

Portillo's Inc. Form 10-K | 63

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity for the Company's RSUs was as follows:

	Restricted Stock Units (in thousands)	Weighted-average grant date fair value per share
Non-vested, December 29, 2024	804	$13.55
Granted	1,321	9.12
Vested	(377)	13.73
Forfeited	(99)	12.70
Non-vested, December 28, 2025	1,649	$10.01

As of December 28, 2025, there was $10.8 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to vest over a weighted-average period of 1.8 years.

Performance Stock Options

The Company has granted performance stock options ("PSOs") to certain executive officers that will be eligible to vest in three (3) tranches based on stock performance conditions (i) one-third (1/3rd) of the PSOs will vest on the third anniversary of the IPO if the 20-day volume-weighted average price ("VWAP") for a share of common stock is $30.00 per share (1.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the second anniversary of the IPO and ending on the last trading day immediately preceding the third anniversary of the IPO; (ii) one-third (1/3rd) of the PSOs will vest on the fourth anniversary of the IPO if the 20-day VWAP for a share of common stock is $40.00 per share (2 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the third anniversary of the IPO and ending on the last trading day immediately preceding the fourth anniversary of the IPO; and (iii) one-third (1/3rd) of the PSOs will vest on the fifth anniversary of the IPO if the 20-day VWAP for a share of common stock is $50.00 per share (2.5 times the IPO price) measured over any twenty (20) consecutive trading day period commencing on the fourth anniversary of the IPO and ending on the last trading day immediately preceding the fifth anniversary of IPO. All PSOs are subject to continued service at each tranche date and if any tranches fail to vest, the unvested portion of such PSOs will be forfeited and will not be eligible to vest in subsequent years. The awards granted are exercisable within a 10-year period from the date of grant. The first and second tranches of PSOs were forfeited in fiscal 2024 and fiscal 2025, respectively, as the performance conditions were not satisfied by the third and fourth anniversary of the IPO, respectively.

The grant date fair value of these awards was determined using a Monte-Carlo simulation model. The fair value and weighted average assumptions used to estimate the fair value of these PSOs were as follows:

	2024	2023
Fair value	$0.12	$2.30
Stock price	$12.17	$17.86
Risk-free interest rate	5.10%	4.96%
Expected life (years)	1.5	2.1
Annualized equity volatility	33.4%	37.7%

Portillo's Inc. Form 10-K | 64

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity for the Company's PSOs was as follows:

	PSOs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding-December 29, 2024	1,377	$17.65
Granted	—	—
Exercised	—	—
Forfeited	(1,032)	18.48
Expired	—	—
Outstanding-December 28, 2025	345	15.16	7.4	—
Exercisable-December 28, 2025	—	—	—	—
Vested and expected to vest-December 28, 2025	330	$15.16	7.4	$—

As of December 28, 2025, there was $0.2 million of total unrecognized compensation cost related to unvested PSOs, which is expected to be recognized over a weighted average period of 0.8 years.

Stock Options

The stock options vest on the fourth anniversary of the award and are exercisable within a 10-year period from the date of grant. Stock options under the 2021 Plan were granted to the Company's former Chief Executive Officer ("CEO"), Mr. Osanloo, who departed from his role, effective September 21, 2025.

Activity for the Stock Options was as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding-December 29, 2024	311	$11.94
Granted	308	12.08
Exercised	—	—
Forfeited	(619)	12.01
Expired	—	—
Outstanding-December 28, 2025	—	—	0	—
Exercisable-December 28, 2025	—	—	—	—
Expected to vest-December 28, 2025	—	$—	0	$—

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect the fair value of each stock option. The assumptions used to estimate the fair value of stock options granted during the year ended December 28, 2025 were as follows:

	2025	2024
Fair value of stock option	$6.50	$6.43
Stock Price	$12.08	$11.94
Risk-free interest rate	4.29%	4.58%
Expected life (years)	6.3	6.3
Volatility	50.0%	49.4%

As of December 28, 2025, there was no unrecognized compensation cost related to unvested Stock Options.

Portillo's Inc. Form 10-K | 65

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Performance Stock Units

The Company has granted performance stock units ("PSUs") to its executive officers under the 2021 Plan. The fair value of these awards was determined using the Company's closing stock price on the date of the grants. The PSUs will vest after the fiscal year ending December 26, 2027, and December 27, 2026, for PSUs granted during the years ended December 28, 2025 and December 29, 2024, respectively, based on continued service and the achievement of performance metrics. The amount of awards that can be earned ranges from 0% to 200% of the number of performance stock units granted, based on the achievement of approved financial goals tied to the cumulative growth of revenue and Adjusted EBITDA over the fiscal years 2025 to 2027 for PSUs granted during the year ended December 28, 2025 and over the fiscal years 2024 to 2026 for PSUs granted during the year ending December 29, 2024. Compensation expense related to the performance equity units is recognized using a straight-line method over the vesting period based on the most probable outcome of the performance conditions. The cumulative effect on current and prior periods of a change in attainment is recognized in general and administrative expenses in the consolidated statements of operations in the period of change. As of December 28, 2025, management calculated an attainment rate for both PSUs granted during the year ended December 28, 2025 and December 29, 2024 equal to 0% of the number of target shares granted based on actual attainment of the internal metrics.

Activity for the Company's PSUs was as follows:

	PSUs (in thousands)	Weighted Average Grant Date Fair Value
Non-vested, December 29, 2024	291	$11.81
Granted	301	12.08
Exercised	—
Forfeited	(370)	12.01
Vested	—
Non-vested, December 28, 2025	222	$11.84
Expected to vest-December 28, 2025*	—	$—
*The expected to vest total above represents outstanding base PSUs, adjusted for expected attainment amounts in line with current and future estimated performance levels as described above.

As of December 28, 2025, there was no unrecognized compensation cost related to unvested PSUs based on the aforementioned attainment rate, the PSUs have a weighted average remaining period of 1.4 years.

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

Portillo's Inc. Form 10-K | 66

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity under the 2014 Plan was as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding-December 29, 2024	4,118	$4.87
Granted	—	—
Exercised	(658)	4.14
Forfeited	—	—
Expired	—	—
Outstanding-December 28, 2025	3,460	$5.01	2.8	$252
Exercisable-December 28, 2025	3,428	$5.01	2.7	$252
Vested and expected to vest-December 28, 2025	3,460	$5.01	2.8	$252

As of December 28, 2025, there was $0.1 million of total unrecognized compensation cost related to unvested options under the 2014 plan, which is expected to be recognized over a weighted average period of 0.3 years.

Equity-Based Compensation Expense

Equity-based compensation expense is calculated based on equity awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.

Equity-based compensation expense included in the Company’s consolidated statements of operations was as follows (in thousands):

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Labor	$1,766	$1,902	$1,647
General and administrative expenses	4,727	9,249	13,895
Total equity-based compensation expense	$6,493	$11,151	$15,542

In connection with the aforementioned departure of the Company's CEO, Mr. Osanloo and the Company entered into a Separation Agreement and Release (the “Separation Agreement”). In accordance with the Separation Agreement, Mr. Osanloo's outstanding stock option awards granted to him on October 1, 2018 under the 2014 Equity Incentive Plan will remain exercisable through the 10th anniversary of the original grant date. The modification was to extend the permitted time for which the options could be exercised subsequent to termination, from 90 days to October 1, 2028. The Company recorded a $2.4 million charge to equity-based compensation expense during fiscal 2025, to reflect the incremental value related to the modification described herein. The incremental modification expense is included within general and administrative expenses in the consolidated statement of operations. All other equity grants were forfeited, resulting in a credit of previously-recognized equity-based compensation expense of $5.0 million.

Employee Stock Purchase Plan

During the fiscal year ended December 28, 2025, the Company issued 54,985 shares under the Employee Stock Purchase Plan ("ESPP"). The shares issued under the ESPP are net of shares withheld for taxes. As of December 28, 2025, 107,025 shares remained available for issuance under the ESPP. The expense incurred under the ESPP for the fiscal year ended December 28, 2025 was $0.1 million, and immaterial for the fiscal years ended December 29, 2024 and December 31, 2023, respectively. The expense is included within general and administrative expenses and labor in the consolidated statement of operations.

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

Income Tax Expense

The components of income tax expense are as follows (in thousands):

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Current income taxes:
Federal	$—	$—	$—
State and local	29	28	(1)
Total current income taxes	29	28	(1)
Deferred income taxes:
Federal	1,838	3,767	3,750
State and local	1,130	3,004	(501)
Total deferred income taxes	2,968	6,771	3,249
Income tax expense	$2,997	$6,799	$3,248

Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows (in thousands):

	Fiscal Years Ended
	December 28, 2025		December 29, 2024		December 31, 2023
Expected U.S. federal income taxes at statutory rate	$5,059	21.0%	$8,794	21.0%	$5,894	21.0%
State and local income taxes, net of federal benefit (1)	1,153	4.8%	3,026	7.2%	(502)	(1.8)%
Changes in valuation allowances	(114)	(0.5)%	(1,478)	(3.5)%	(1,610)	(5.7)%
Nontaxable or nondeductible items:
Sec. 162(m) disallowance	140	0.6%	919	2.2%	578	2.1%
Non-controlling interest	(371)	(1.6)%	(1,167)	(2.8)%	(1,343)	(4.8)%
Other	(68)	(0.3)%	(262)	(0.6)%	(146)	(0.5)%
Other adjustments:
LLC flow-through structure	(2,802)	(11.6)%	(3,033)	(7.3)%	377	1.2%
Income tax expense	$2,997	12.4%	$6,799	16.2%	$3,248	11.5%
(1) State taxes in Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

Portillo's Inc. Form 10-K | 68

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our effective income tax rates for the years ended December 28, 2025, December 29, 2024 and December 31, 2023 were 12.4%, 16.2% and 11.5%, respectively. The decrease in our effective income tax rate from the year ended December 28, 2025 to the year ended December 29, 2024 was primarily driven by a decrease in the valuation allowance related to the separation of Mr. Osanloo and year-over-year impact of deferred tax asset remeasurement due to effective state tax rate changes, partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo. The Company’s annual effective tax rate for the year ended December 28, 2025, December 29, 2024 and December 31, 2023 differs from the statutory rate of 21% primarily because the Company is not liable for income taxes on the portion of OpCo’s earnings that are attributable to non-controlling interests, deferred tax adjustments, impacts from equity-based award activity and the change in valuation allowance.

Deferred Tax Assets

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 28, 2025	December 29, 2024
Deferred tax assets:
Investment in partnership	$41,532	$63,906
Tax Receivable Agreement	86,600	78,462
Net operating loss carryforwards	74,433	47,005
Interest limitation carryforwards	14,994	14,557
Other assets	682	629
Total gross deferred tax assets	218,241	204,559
Valuation allowance	(6,975)	(7,150)
Net deferred tax assets	$211,266	$197,409

As described in Note 11. Stockholders' Equity, we acquired LLC Units in connection with the IPO and Transactions and Secondary Offerings. During the years ended December 28, 2025 and December 29, 2024, we recognized a deferred tax asset in the amount of $41.5 million and $63.9 million, respectively, associated with the basis difference in our investment in Portillo's OpCo from acquiring these LLC Units.

During the years ended December 28, 2025 and December 29, 2024, we also recognized deferred tax assets in the amount of $86.6 million and $78.5 million, respectively, related to additional tax basis increases generated from expected future payments under the TRA and related deductions for imputed interest on such payments.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. During the years ended December 28, 2025 and December 29, 2024, the Company recognized deferred tax assets of $41.5 million and $63.9 million, respectively, associated with the basis difference in its investment in Portillo's OpCo from acquiring these LLC Units. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize. As of December 28, 2025 and December 29, 2024, the Company recorded a valuation allowance in the amount of $7.0 million and $7.2 million, respectively, against the deferred tax asset.

As of December 28, 2025 and December 29, 2024, the Company had federal and state net operating loss carry forwards of $74.4 million and $47.0 million, respectively, available to reduce future taxable income, if any. Federal losses that arose prior to 2018 will begin to expire in 2034. Federal losses generated after 2017 will be carried forward indefinitely. The majority of state losses will begin to expire in 2034 and future periods.

As of December 28, 2025 and December 29, 2024, the Company had interest limitation carry forwards of $15.0 million and $14.6 million, respectively, as a result of the Company's ownership interest in Portillo's OpCo.

Unrecognized Tax Benefits

The Company recorded no unrecognized tax benefits as of December 28, 2025 and December 29, 2024. Portillo's Inc. was formed in June 2021 and did not engage in any operations prior to the IPO and Transactions. Portillo's has filed all income tax returns for tax years through

Portillo's Inc. Form 10-K | 69

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2024. These returns are subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although Portillo's OpCo is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). As of December 28, 2025, there are no ongoing U.S. federal, state or local income tax return examinations.

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

In the second quarter of 2025, in connection with the pre-IPO LLC Members unit redemption previously discussed in Note 11. Stockholders' Equity, 7,290,465 LLC Units were redeemed for newly-issued shares of Class A common stock. As a result, an increase in the tax basis of net assets of Portillo's OpCo subject to the provisions of the TRA was recorded. The Company recorded a deferred tax asset of $16.8 million and an additional TRA liability of $38.5 million.

In 2024, in connection with the pre-IPO LLC Members unit redemption previously discussed in Note 11. Stockholders' Equity, 840,992 LLC Units were redeemed for newly-issued shares of Class A common stock. As a result, an increase in the tax basis of net assets of Portillo's OpCo subject to the provisions of the TRA was recorded. The Company recorded a deferred tax asset of $1.7 million and an additional TRA liability of $4.3 million.

In 2024, in connection with the Q1 2024 Secondary Offering previously discussed in Note 11. Stockholders' Equity, 5,832,371 LLC Units were redeemed by the pre-IPO LLC Members for newly-issued shares of Class A common stock. As a result, an increase in the tax basis of net assets of Portillo's OpCo subject to the provisions of the TRA was recorded. The Company recorded a deferred tax asset of $17.8 million and an additional TRA liability of $33.7 million.

As of December 28, 2025, we estimate that our obligation for future payments under the TRA totaled $352.4 million. The Company made payments of $7.7 million under the TRA during the year ended December 28, 2025 relating to tax year 2023 and we expect a payment of $7.9 million relating to tax year 2024 to be made within the next 12 months. Refer to Note 2. Summary Of Significant Accounting Policies for additional information on the TRA.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The Act includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. We have evaluated the potential effects of the relevant provisions of the Act and do not expect a significant financial statement impact as a result of the Act.

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
The computations of basic and diluted earnings per share for the years ended December 28, 2025, December 29, 2024 and December 31, 2023 are as follows (in thousands):

Portillo's Inc. Form 10-K | 70

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net income	$21,092	$35,076	$24,818
Net income attributable to non-controlling interests	1,747	5,559	6,394
Net income attributable to Portillo's Inc.	$19,345	$29,517	$18,424

Shares:
Weighted-average number of common shares outstanding-basic	68,821	61,050	53,807
Dilutive unit awards	2,266	2,932	3,501
Weighted-average number of common shares outstanding-diluted	71,087	63,983	57,308

Basic net income per share	$0.28	$0.48	$0.34
Diluted net income per share	$0.27	$0.46	$0.32

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
The following outstanding shares were excluded from the calculation of diluted earnings per share because they would be antidilutive or subject to performance conditions which have not been satisfied by the end of the reporting period (in thousands):

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Performance Stock Options	344	1,377	1,812
Performance Stock Units	222	291	—
Restricted Stock Units	599	137	5
Stock Options	—	315	—
Total shares excluded from diluted earnings per share	1,165	2,120	1,817

NOTE 16.    CONTINGENCIES

The Company is party to legal proceedings and potential claims arising in the normal conduct of business, including claims related to employment matters, contractual disputes, customer injuries, and property damage. We maintain insurance coverage with third-party insurers to limit our total exposure. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible to probable. When probable and reasonably estimable, the losses are accrued. Although the ultimate outcome of these claims and lawsuits cannot be predicted with certainty, management believes that the resulting liability, if any, will not have a material effect on the Company’s consolidated financial statements.

During 2024, a former team member from one of the Company's two California restaurants filed a class action lawsuit alleging wage and hour violations and unfair competition, as well as claims under the California Private Attorneys General Act (“PAGA”). As of December 28, 2025, a $0.8 million litigation reserve has been recorded in accounts payable on our consolidated balance sheet.

On August 19, 2025, plaintiffs filed a wrongful death and survival action in Cook County, Illinois, arising out of a vehicle accident that occurred at a Portillo’s location in Oswego, Illinois. Discovery is expected to continue in the coming months. At this time a loss is reasonably possible but not estimable, and as a result, no litigation reserve has been recorded on our consolidated balance sheet as of December 28, 2025.

As of December 29, 2024, the Company recorded no loss contingencies.

Portillo's Inc. Form 10-K | 71

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.    SEGMENT INFORMATION

The Company’s chief operating decision maker (the “CODM”) is its Interim Chief Executive Officer. As the CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, the Company has one operating segment and one reportable segment.

The CODM allocates resources and assesses performance of the Company based on net income (loss), as reported on the consolidated statement of operations, which as the segment measure of profit and loss that is closest to GAAP, is the required segment measure. Net income was $21.1 million, $35.1 million, and $24.8 million for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. In addition to net income (loss), the CODM also reviews revenue, operating income (loss), restaurant-level adjusted EBITDA and adjusted EBITDA.

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

NOTE 18.    RELATED PARTY TRANSACTIONS

As of both December 28, 2025 and December 29, 2024, the related parties’ receivables balance consisted of $0.3 million, due from C&O, which is included in accounts and tenant improvement receivables in the consolidated balance sheet.

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

The Company incurred the following Olo-related costs for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 (in thousands):

	Fiscal Years Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Food, beverage and packaging costs	$1,932	$1,996	$2,236
Other operating expenses	580	477	423
Total Olo-related costs	$2,512	$2,473	$2,659

As of December 28, 2025 and December 29, 2024, $0.3 million and $0.4 million, respectively, were payable to Olo and were included in accounts payable in the consolidated balance sheets.

Tax Receivable Agreement

We are party to a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. For the fiscal year ended December 28, 2025 and fiscal year ended December 29, 2024, the Company made TRA payments of $7.7 million relating to tax year 2023 and $4.4 million relating to tax year 2022. We expect a payment of $7.9 million relating to tax year 2024 to be paid within the next 12 months.

Portillo's Inc. Form 10-K | 72

PORTILLO'S INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Years Ended
(in thousands)	December 28, 2025	December 29, 2024
Current portion of Tax Receivable Agreement liability	$7,910	$7,686
Tax Receivable Agreement liability	344,524	316,893

Redemption of LLC Units

In connection with the redemption of LLC units previously discussed in Note 11. Stockholders' Equity, Berkshire partners and its affiliates beneficially own approximately 5.2% of the Company as of December 28, 2025.

Transactions with Non-Controlling Interest Holders

	Fiscal Years Ended
(in thousands)	December 28, 2025	December 29, 2024
Distributions paid to non-controlling interest holders	$1,291	$838
Contributions from non-controlling interest holders	$350	$—

NOTE 19.    SUBSEQUENT EVENTS

On February 11, 2026, we announced that Brett Patterson, 57, who most recently served as Chief Executive Officer of Miller’s Ale House, Inc., will join the Company, serving as the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, effective February 23, 2026, and as principal executive officer, effective February 25, 2026. Mr. Patterson will succeed Mr. Michael A. Miles, Jr., who has served as Interim President and Chief Executive Officer since September 21, 2025. Mr. Miles will continue to serve as Chairman of the Board of Directors of the Company (the “Board”). Upon concluding his tenure as Interim President and Chief Executive Officer, Mr. Miles is expected to resume his status as an independent director on the Board.

Portillo's Inc. Form 10-K | 73

Schedule II: Valuation and Qualifying Accounts

		Additions
Deferred tax asset valuation allowance (in thousands):	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Reductions	Balance at end of period

Fiscal year ended December 28, 2025	$7,150	$346	$—	$521	$6,975

Fiscal year ended December 29, 2024	$9,200	$1,190	$—	$3,240	$7,150

Fiscal year ended December 31, 2023	$11,349	$1,239	$—	$3,388	$9,200

Portillo's Inc. Form 10-K | 74

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 28, 2025.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 28, 2025, as stated in their report herein.

Portillo's Inc. Form 10-K | 75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Portillo’s Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Portillo's Inc. and subsidiaries (the "Company") as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 24, 2026

Portillo's Inc. Form 10-K | 76

ITEM 9B.     OTHER INFORMATION

During the quarter ended December 28, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Portillo's Inc. Form 10-K | 77

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the information in the Company’s 2026 Proxy Statement set forth under the captions “Corporate Governance - ‘Board and Committee Structure,’ ‘Key Areas of Board Oversight – Risk Oversight,’ ‘Corporate Governance,’ and ‘Shareholder Engagement and Communication with the Board’," “Compensation Discussion & Analysis -- Executive Officers,” and “Other Matters -- Delinquent Section 16(a) Reports,” if applicable, which information is incorporated herein by reference.

The Company has adopted insider trading policy policies and procedures that govern the purchase, sale, and/or other dispositions of our securities (and related derivative securities) by directors, officers and employees and other covered persons, which we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of the Company’s policies is filed as Exhibit 19.1 (incorporated by reference to the Company's Form 10-K filed on February 27, 2024).

See the information about our code of business conduct and the disclosure of any amendments to or waivers from such code see Part I, Item 1, "Business" of this document, which information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

See the information in the 2026 Proxy Statement set forth under the captions “Compensation Discussion & Analysis”, including the subsection “Compensation Committee Report” and “Corporate Governance – Compensation Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information in the 2026 Proxy Statement set forth under the caption “Other Matters,” including the subsections “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans Table,” which information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the information in the 2026 Proxy Statement set forth under the caption “Certain Relationships and Related Party Transactions” and “Board Composition – Director Independence”, which information is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche will be presented in the 2026 Proxy Statement set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” which information is incorporated herein by reference.

Portillo's Inc. Form 10-K | 78

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules

Page
Schedule II: Valuation and Qualifying Accounts	74

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

Portillo's Inc. Form 10-K | 79

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

Portillo's Inc. Form 10-K | 80

10.22
Credit Agreement, dated as of February 2, 2023, by and among PHD Intermediate LLC, Portillo’s Holdings, LLC, the Subsidiaries of the Borrower Party, Fifth Third Bank, National Association as Administrative Agent, L/C Issuer and Swing Line Lender and the other lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed on February 6, 2023).

10.23
Credit Agreement Amendment, dated as of January 27, 2025 (certain schedules omitted as permitted by Item 601(b)(2) of Regulation S-K and will be supplementally provided to the SEC upon request) (incorporated by reference to the Company's Form 10-K filed on February 25,2025).

10.24		Amendment to Tax Receivable Agreement, dated as of January 24, 2025 (incorporated by reference to the Company's Form 10-K filed on February 25, 2025).
10.25		Cooperation Agreement, dated as of April 28, 2025, (incorporated by reference to the Company's 8-K filed on April 28, 2025).
10.26	†	Michael Osanloo Separation Agreement and Release (incorporated by reference to the Company's Form 10-Q filed on November 4, 2025).
10.27	†	Offer Letter from Portillo's Hot Dogs, LLC to Michael A. Miles, Jr., as of October 6, 2025 (incorporated by reference to the Company's Form 10-Q filed on November 4, 2025).
10.28	†	Offer Letter from Portillo's Hot Dogs, LLC to Kelly Kaiser, as of July 10, 2023 (incorporated by reference to the Company's Form 10-Q filed on May 6, 2025).
10.29	†	Offer Letter From Portillo's Hot Dogs, LLC to Michael Ellis, as of August 2, 2022 (incorporated by reference to the Company's Form 10-Q filed on May 6, 2025).
10.30	†	Director Form of RSU Award Agreement	*
10.31	†	Offer Letter From Portillo's Hot Dogs, LLC to Brett Patterson, as of February 2, 2026.	*
19.1		Portillo's Inc. Insider Trading Compliance Policy (incorporated by reference to the Company's Form 10-K filed on February 27, 2024).
21		Subsidiaries of Portillo's Inc.	*
23.1		Consent of Independent Registered Public Accounting Firm	*
31.1		Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2		Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
97	†	Portillo's Inc. Incentive-Based Compensation Recovery Policy (incorporated by reference to the Company's Form 10-K filed on February 27, 2024).
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH		XBRL Taxonomy Extension Schema Document	*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	*
104		Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith
†    Indicates a management contract or compensatory plan or agreement

Portillo's Inc. Form 10-K | 81

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: February 24, 2026	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Miles, Jr.	Interim President and Chief Executive Officer, Chairman of the Board	February 24, 2026
Michael A. Miles, Jr.	(Principal Executive Officer)

/s/ Michelle Hook	Chief Financial Officer and Treasurer	February 24, 2026
Michelle Hook	(Principal Financial Officer and Principal Accounting Officer)

/s/ Eugene I. Lee, Jr.	Director	February 24, 2026
Eugene I. Lee, Jr.

/s/ Ann Bordelon	Director	February 24, 2026
Ann Bordelon

/s/ Paulette R. Dodson	Director	February 24, 2026
Paulette R. Dodson

/s/ Noah Glass	Director	February 24, 2026
Noah Glass

/s/ Gerard J. Hart	Director	February 24, 2026
Gerard J. Hart

/s/ Jack R. Hartung	Director	February 24, 2026
Jack R. Hartung

/s/ Joshua A. Lutzker	Director	February 24, 2026
Joshua A. Lutzker

Portillo's Inc. Form 10-K | 82