Form 10-Q
period 2026-03-29
Portillo's Inc.
filed 2026-05-05
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 29, 2026

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
☐     Yes     ☒     No
As of April 28, 2026, there were 72,380,958 shares of the registrant's Class A common stock, par value $0.01 per share, and 3,424,546 shares of the registrant's Class B common stock, par value $0.00001 per share, issued and outstanding.

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
•risks associated with onboarding new members of management, including the Chief Executive Officer;
•the impact of unionization activities of our Team Members on our reputation, operations and profitability;
•risks associated with our reliance on certain information technology systems, and potential failures or interruptions;
•risks associated with data, privacy, cyber security and the use and implementation of information technology systems, including our digital ordering and payment platforms for our delivery business;
•risks associated with increased adoption, implementation and use of artificial intelligence ("AI") technologies across our business;
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
•fluctuation in food and other operating costs, tariffs and import taxes, and supply shortages; and
•other risks identified in our filings with the Securities and Exchange Commission (the “SEC").

All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 filed with the SEC on February 24, 2026, and subsequent filings with the SEC, which are available on the SEC's website at www.sec.gov.

The forward-looking statements included in this Form 10-Q are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	March 29, 2026	December 28, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$23,993	$19,963
Accounts and tenant improvement receivables	13,137	16,502
Inventories	7,668	8,207
Prepaid expenses and other	7,127	6,844
Total current assets	51,925	51,516
Property and equipment, net	428,546	420,263
Operating lease assets	264,851	261,086
Goodwill	394,298	394,298
Trade names	221,725	221,725
Other intangible assets, net	22,714	23,391
Equity method investment	15,624	15,696
Deferred tax assets	211,473	211,267
Other assets	6,680	7,292
Total other assets	872,514	873,669
TOTAL ASSETS	$1,617,836	$1,606,534

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,058	$43,210
Current portion of long-term debt	6,250	6,250
Current portion of Tax Receivable Agreement liability	1,315	7,910
Short-term debt	104,000	90,000
Deferred revenue	5,541	7,472
Short-term operating lease liabilities	6,922	6,878
Accrued expenses	36,848	32,236
Total current liabilities	199,934	193,956
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	236,585	237,977
Tax Receivable Agreement liability	342,841	344,524
Long-term operating lease liabilities	334,827	329,190
Other long-term liabilities	3,394	3,614
Total long-term liabilities	917,647	915,305
Total liabilities	1,117,581	1,109,261

COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 72,159,742 and 71,971,736 shares issued and outstanding at March 29, 2026 and December 28, 2025 , respectively.	722	720
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 3,424,546 and 3,442,335 shares issued and outstanding at March 29, 2026 and December 28, 2025, respectively.	—	—
Additional paid-in-capital	408,161	404,603
Retained earnings	62,072	62,474
Total stockholders' equity attributable to Portillo's Inc.	470,955	467,797
Non-controlling interest	29,300	29,476
Total stockholders' equity	500,255	497,273
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,617,836	$1,606,534
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Quarter Ended
	March 29, 2026	March 30, 2025

REVENUES, NET	$182,623	$176,437

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	63,285	61,102
Labor	49,195	46,868
Occupancy	11,184	10,021
Other operating expenses	24,115	21,790
Total restaurant operating expenses	147,779	139,781

General and administrative expenses	20,359	18,903
Pre-opening expenses	2,550	508
Depreciation and amortization	7,936	7,040
Net income attributable to equity method investment	(206)	(164)
Other income, net	(287)	(12)
OPERATING INCOME	4,492	10,381
Interest expense	5,627	5,749
Interest income	(50)	(71)
Tax Receivable Agreement liability adjustment	(412)	(647)
(LOSS) INCOME BEFORE INCOME TAXES	(673)	5,350
Income tax (benefit) expense	(164)	1,360
NET (LOSS) INCOME	(509)	3,990
Net (loss) income attributable to non-controlling interests	(107)	677
NET (LOSS) INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$(402)	$3,313

Net (loss) income per common share attributable to Portillo's Inc.:
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$0.05

Weighted-average common shares outstanding:
Basic	72,076,398	63,837,940
Diluted	72,076,398	66,468,491

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Quarter Ended March 29, 2026 and March 30, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 29, 2024	63,674,579	$637	10,732,800	$—	$357,295	$43,129	$89,042	$490,103
Net income	—	—	—	—	—	3,313	677	3,990
Equity-based compensation	—	—	—	—	1,669	—	281	1,950
Activity under equity-based compensation plans	230,551	2	—	—	652	—	—	654
Non-controlling interest adjustment	—	—	—	—	182	—	(182)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(1,291)	(1,291)
Balance at March 30, 2025	63,905,130	639	10,732,800	—	359,798	46,442	88,527	495,406

Balance at December 28, 2025	71,971,736	720	3,442,335	—	404,603	62,474	29,476	497,273
Net loss	—	—	—	—	—	(402)	(107)	(509)
Equity-based compensation	—	—	—	—	3,083	—	147	3,230
Activity under equity-based compensation plans	170,217	2	—	—	289	—	—	291
Redemption of LLC Units	17,789	—	(17,789)	—	—	—	—	—
Non-controlling interest adjustment	—	—	—	—	190		(190)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(376)	(376)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(4)	—	—	(4)
Contributions from non-controlling interest holders	—	—	—	—	—	—	350	350
Balance at March 29, 2026	72,159,742	$722	3,424,546	$—	$408,161	$62,072	$29,300	$500,255

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 5

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Quarter Ended
	March 29, 2026	March 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(509)	$3,990
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,936	7,040
Amortization of debt issuance costs and discount	170	176
Loss on sales of assets	72	61
Equity-based compensation	3,230	1,950
Deferred income tax (benefit) expense	(164)	1,360
Tax Receivable Agreement liability adjustment	(412)	(647)
Gift card breakage	(336)	(301)
Changes in operating assets and liabilities:
Accounts receivable	1,434	527
Receivables from related parties	(16)	(8)
Inventories	539	1,240
Other current assets	(281)	(897)
Operating lease assets	2,475	2,383
Accounts payable	(1,378)	(6,876)
Accrued expenses and other liabilities	2,970	(227)
Operating lease liabilities	(785)	(975)
Deferred lease incentives	2,091	—
Other assets and liabilities	518	654
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,554	9,450
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,461)	(19,040)
Other	156	—
NET CASH USED IN INVESTING ACTIVITIES	(18,305)	(19,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	14,000	48,000
Payments of long-term debt	(1,562)	(38,750)
Distributions paid to non-controlling interest holders	(376)	(1,291)
Proceeds from stock option exercises	231	587
Employee withholding taxes related to net settled equity awards	(29)	(61)
Proceeds from Employee Stock Purchase Plan purchases	80	114
Payments of Tax Receivable Agreement liability	(7,913)	(7,686)
Payment of deferred financing costs	—	(1,263)
Contributions from non-controlling interests	350	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,781	(350)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,030	(9,940)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	19,963	22,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$23,993	$12,936

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Quarter Ended
	March 29, 2026	March 30, 2025
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$5,643	$6,158
Income tax paid	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$8,433	$8,007
Establishment of liabilities under Tax Receivable Agreement	47	—

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 7

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF BUSINESS

Portillo’s Inc. ("Inc.") was incorporated as a Delaware corporation on June 8, 2021, for the purpose of completing an initial public offering ("IPO") and related reorganization transactions in order to carry on the business of PHD Group Holdings LLC and its subsidiaries ("Portillo's OpCo"). Portillo's Inc. is the sole managing member of Portillo’s OpCo, and as sole managing member, Inc. operates and controls all of the business and affairs of Portillo's OpCo and reports a non-controlling interest representing the economic interest in Portillo's OpCo held by the other members of Portillo's OpCo (the "pre-IPO LLC Members"). Unless the context otherwise requires, references to "we," "us," "our," "Portillo's," and the "Company" refer to Portillo's Inc. and its subsidiaries, including Portillo's OpCo.

The Company operates restaurants in 11 states that serve Chicago-style hot dogs and sausages, Italian beef sandwiches, char-grilled burgers, chopped salads, crinkle-cut fries, homemade chocolate cake and more, along with two food production commissaries in Illinois. As of March 29, 2026, the Company had 105 restaurants in operation. The Company also had one non-traditional location in operation, a food truck. Portillo's additionally has a 50% interest in a single restaurant owned by C&O Chicago, L.L.C. ("C&O"), which is excluded from the Company's restaurant count noted above. The Company’s principal corporate offices are located in Oak Brook, Illinois.

The Company entered into a joint venture agreement to develop and operate a restaurant at the Dallas-Fort Worth International Airport ("DFW") which is expected to commence operations in the second quarter of 2026. The Company holds a 65% ownership interest in AP Dogs, LLC ("AP Dogs") and has day-to-day operational and managerial control over its business and affairs. Accordingly, the Company consolidates the joint venture and reports a noncontrolling interest representing the economic interest in AP Dogs held by the other partner.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

All intercompany balances and transactions have been eliminated in consolidation.

The Company does not have any components of other comprehensive income (loss) recorded within its condensed consolidated financial statements, and therefore, does not separately present a statement of comprehensive income (loss).

Fiscal Year

The Company uses a 52- or 53-week fiscal year ending on the Sunday prior to or on December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. An additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2026 and 2025 consist of 52 weeks. The fiscal periods presented in this report are the quarters ended March 29, 2026 and March 30, 2025.

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

Portillo's Inc. Form 10-Q | 8

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01 "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures-Clarifying the Effective Date", which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which clarifies existing interim reporting guidance under U.S. GAAP. The ASU clarifies the scope and application of interim reporting requirements, the form and content of interim financial statements and disclosures, and consolidates required interim disclosures within Topic 270. The ASU also introduces a principle requiring disclosure of material events occurring after the annual reporting period but before the issuance of interim financial statements. The amendments do not change underlying interim reporting requirements but improve clarity and consistency. ASU 2025-11 is effective for fiscal years beginning after December 15, 2028, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard during the fiscal year ended December 28, 2025.

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

The Company sells gift cards which do not have expiration dates. The Company recognized gift card breakage of $0.3 million for both the quarters ended March 29, 2026 and March 30, 2025.

The gift card liability included in deferred revenue on the condensed consolidated balance sheets is as follows (in thousands):

	March 29, 2026	December 28, 2025
Gift card liability	$5,021	$6,965
Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in their respective gift card liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended
	March 29, 2026	March 30, 2025
Revenue recognized from gift card liability balance at the beginning of the year	$2,022	$2,021

During fiscal 2025, the Company launched Portillo’s Perks™ ("Perks"), an app-less loyalty program that lives in guests’ digital wallets. Perks is a visit-based program, and guests earn rewards based on qualified visits. The Perks liability was $0.2 million as of both March 29, 2026 and December 28, 2025, which is included in deferred revenue on the condensed consolidated balance sheets.

NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	March 29, 2026	December 28, 2025
Raw materials	$4,923	$5,408
Work in progress	126	156
Finished goods	1,772	1,827
Consigned inventory	847	816
	$7,668	$8,207

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	March 29, 2026	December 28, 2025
Land and land improvements	$27,681	$26,944
Buildings and improvements	5,813	5,790
Furniture, fixtures, and equipment	202,984	195,341
Leasehold improvements	351,228	327,138
Transportation equipment	1,782	1,956
Construction-in-progress	17,122	34,384
	606,610	591,553
Less accumulated depreciation	(178,064)	(171,290)
	$428,546	$420,263

Portillo's Inc. Form 10-Q | 10

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $7.2 million and $6.3 million for the quarters ended March 29, 2026 and March 30, 2025, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year, along with indefinite-lived intangibles, or more frequently when impairment indicators are present. There were no impairment indicators during the quarter ended March 29, 2026.

Intangible assets, net consisted of the following (in thousands):

	As of March 29, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$221,725	$—	$221,725
Intangible subject to amortization:
Recipes	56,117	(33,403)	22,714
	$277,842	$(33,403)	$244,439

	As of December 28, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$221,725	$—	$221,725
Intangible subject to amortization:
Recipes	56,117	(32,726)	23,391
	$277,842	$(32,726)	$245,116

Amortization expense was $0.7 million for both the quarters ended March 29, 2026 and March 30, 2025, and is included in depreciation and amortization in the condensed consolidated statements of operations.

The estimated aggregate amortization expense related to intangible assets held at March 29, 2026 for the remainder of this year and the succeeding five years and thereafter is as follows (in thousands):

Estimated Amortization
2026 (excluding the quarter ended March 29, 2026)	$2,030
2027	2,707
2028	2,707
2029	2,150
2030	1,369
2031	1,369
2032 and thereafter	10,382
$22,714

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

As of March 29, 2026 and December 28, 2025, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	March 29, 2026	December 28, 2025
	Level 1	Level 1
Assets - Investments designated for deferred compensation plan
Cash accounts	$842	$881
Mutual funds	2,026	2,219
Total assets	$2,868	$3,100
As of March 29, 2026 and December 28, 2025, we had no Level 2 or Level 3 assets.
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

Portillo's Inc. Form 10-Q | 12

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.     DEBT

Debt consisted of the following (in thousands):

	March 29, 2026	December 28, 2025
Term Loan	$245,313	$246,875
Revolver Facility	104,000	90,000
Unamortized discount and debt issuance costs	(2,478)	(2,648)
Total debt, net	346,835	334,227
Less: Short-term debt	(104,000)	(90,000)
Less: Current portion of long-term debt	(6,250)	(6,250)
Long-term debt, net	$236,585	$237,977
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

The Existing Credit Agreement provided for a term A loan (the "2023 Term Loan Facility") in an initial aggregate principal amount of $300.0 million and revolving credit commitments in an initial aggregate principal amount of $100.0 million (the "2023 Revolver Facility"). The Amendment provides for, among other things, (i) a $250 million term loan A facility (the "2025 Term Loan Facility") and (ii) revolving credit commitments in an initial aggregate principal amount of $150 million (the "2025 Revolver Facility" and, together with the Term Loan Facility, the "2025 Facilities"). The loans under each of the 2025 Facilities mature on January 27, 2030. The proceeds of the 2025 Term Loan Facility were used to pay off in full amounts outstanding under the 2023 Term Loan Facility outstanding on the 2025 Credit Agreement Closing Date.

The 2023 Term Loan Facility and 2023 Revolver Facility accrued, and the 2025 Term Loan and 2025 Revolver Facility accrue interest at the forward-looking secured overnight financing rate ("SOFR") plus an applicable rate determined upon the consolidated total net rent adjusted leverage ratio, in each case subject to a 0.00% floor.

As of March 29, 2026, the interest rate on both the 2025 Term Loan Facility and 2025 Revolver Facility was 6.17%. Pursuant to the 2025 Credit Agreement, as of March 29, 2026, the commitment fees to maintain the 2025 Revolver Facility were 0.20%, and letter of credit fees were 2.50%. Commitment fees and letter of credit fees are recorded as interest expense in the condensed consolidated statements of operations. As of March 29, 2026, the effective interest rate was 6.52%.

As of March 30, 2025, the interest rate on the 2025 Term Loan and 2025 Revolver Facility was 6.58% and 6.57%, respectively. Pursuant to the Existing Credit Agreement as of March 30, 2025, the commitment fees to maintain the 2023 Revolver Facility were 0.20% and letter of credit fees were 2.25%. As of March 30, 2025, the effective interest rate was 7.02%.

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

As of March 29, 2026, outstanding borrowings under the 2025 Credit Agreement totaled $349.3 million, comprised of $245.3 million under the 2025 Term Loan Facility, and $104.0 million under the 2025 Revolver Facility. Letters of credit issued under the 2025 Revolver Facility totaled $4.4 million. As a result, as of March 29, 2026, the Company had $41.6 million available under the 2025 Revolver Facility.

As of December 28, 2025, outstanding borrowings under the 2025 Credit Agreement totaled $336.9 million, comprised of $246.9 million under the 2025 Term Loan Facility, and $90.0 million under the 2025 Revolver Facility. Letters of credit issued under the 2025 Revolver Facility totaled

Portillo's Inc. Form 10-Q | 13

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$4.4 million. As a result, as of December 28, 2025, the Company had $55.6 million available under the 2025 Revolver Facility.

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

The Company amortized an immaterial amount of deferred financing costs during both the quarters ended March 29, 2026 and March 30, 2025, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company also amortized $0.2 million and $0.1 million in original issue discount related to the long-term debt during the quarters ended March 29, 2026 and March 30, 2025, respectively, which is included in interest expense in the condensed consolidated statements of operations.

Total interest expense was $5.6 million and $5.7 million for the quarters ended March 29, 2026 and March 30, 2025, respectively.

Fair Value of Debt

As of March 29, 2026 and December 28, 2025, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

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

As of March 29, 2026, the Company was in compliance with the financial covenants in the 2025 Credit Agreement.

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
The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	March 29, 2026		December 28, 2025
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	72,159,742	95.5%	71,971,736	95.4%
pre-IPO LLC Members	3,424,546	4.5%	3,442,335	4.6%
Total	75,584,288	100.0%	75,414,071	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for the quarters ended March 29, 2026 and March 30, 2025 was 4.6% and 14.4%, respectively.

Portillo's Inc. Form 10-Q | 14

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Quarter Ended
	March 29, 2026	March 30, 2025
Net (loss) income attributable to Portillo's Inc.	$(402)	$3,313
Activity under equity-based compensation plans	289	652
Non-controlling interest adjustment	190	182
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	(4)	—
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$73	$4,147

The Company entered into a joint venture agreement to develop and operate a restaurant at DFW airport, which is expected to commence operations in the second quarter of 2026. The Company holds a 65% ownership interest in AP Dogs. In the quarter ended March 29, 2026, $0.4 million of contributions from non-controlling interests were received. There were no contributions from non-controlling interests during the quarter ended March 30, 2025.

NOTE 10.    EQUITY-BASED COMPENSATION

Equity-based compensation expense is calculated based on equity awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.

Equity-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Quarter Ended
	March 29, 2026	March 30, 2025
Labor	$403	$353
General and administrative	2,827	1,597
Total equity-based compensation expense	$3,230	$1,950

During the quarter ended March 29, 2026, the Company granted 248,045 RSUs, under the Portillo's Inc. 2021 Equity Incentive Plan (the "2021 Plan") to certain employees, including the Company's Chief Executive Officer, Brett Patterson, and the Company's former Interim Chief Executive Officer, Michael A. Miles Jr. During the quarter ended March 29, 2026, we also granted 291,007 RSUs to non-employee directors under the 2021 Plan. The weighted average fair value of these awards was determined using the Company's closing stock price on the applicable grant dates, which was $4.97. Outstanding time-based RSUs generally vest equally over periods ranging from one to three years on each of the anniversaries of the date of grant subject to continued service on such date.

During the quarter, the Company recognized accelerated and incremental equity‑based compensation expense related to the modification of outstanding equity awards in connection with the announced retirement of our former Interim Chief Executive Officer and Director.

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

Portillo's Inc. Form 10-Q | 15

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Tax Expense

The effective income tax rate for the quarters ended March 29, 2026 and March 30, 2025 was 24.4% and 25.4%, respectively. The decrease in our effective income tax rate for the quarter ended March 29, 2026 compared to the quarter ended March 30, 2025 was primarily driven by an increase in the valuation allowance related to equity-based compensation expense for certain executive officers. This decreases the effective income tax rate because the Company recorded a pre-tax loss for the quarter ended March 29, 2026. This decrease is partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo. The Company’s annual effective tax rate differs from the statutory rate of 21% primarily because of state and local taxes, deferred tax adjustments and impacts from equity-based award activity partially offset by the portion of Portillo's OpCo earnings that are attributable to non-controlling interest that the Company is not liable for federal or state income taxes.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 29, 2026, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to the basis difference in its investment in Portillo's OpCo that will never be realizable or only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize) are more likely than not to be realized.

Tax Receivable Agreement

As of March 29, 2026, we estimated that our obligation for future payments under the TRA liability totaled $344.2 million. During the quarter ended March 29, 2026 and March 30, 2025, the Company made TRA payments of $7.9 million relating to tax year 2024 and $7.7 million relating to tax year 2023, respectively. We expect a payment of $1.3 million relating to tax year 2025 to be paid within the next 12 months.

NOTE 12.    EARNINGS PER SHARE

Basic net (loss) earnings per share of Class A common stock is computed by dividing net (loss) income attributable to Portillo's Inc. by the weighted-average number of Class A common stock outstanding.

Diluted net (loss) earnings per share is computed by dividing net (loss) income attributable to Portillo's Inc. by the weighted-average number of dilutive securities, using the treasury stock method.

The computations of basic and diluted net (loss) earnings per share for the quarters ended March 29, 2026 and March 30, 2025 are as follows (in thousands):

	Quarter Ended
	March 29, 2026	March 30, 2025
Net (loss) income	$(509)	$3,990
Net (loss) income attributable to non-controlling interests	(107)	677
Net (loss) income attributable to Portillo's Inc.	$(402)	$3,313

Shares:
Weighted-average number of common shares outstanding-basic	72,076	63,838
Dilutive share awards	—	2,631
Weighted-average number of common shares outstanding-diluted	72,076	66,468

Basic net (loss) income per share	$(0.01)	$0.05
Diluted net (loss) income per share	$(0.01)	$0.05

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

The following shares were excluded from the calculation of diluted earnings per share because they would be antidilutive or subject to performance conditions which have not been satisfied by the end of the reporting period (in thousands):

	Quarter Ended
	March 29, 2026	March 30, 2025
Performance Stock Options	345	1,377
Performance Stock Units	221	291
Restricted Stock Units	2,055	3
Stock Options	3,400	311
Total shares excluded from diluted net (loss) income per share	6,021	1,982

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

During 2024, a former team member from one of the Company's two California restaurants filed a class action lawsuit alleging wage and hour violations and unfair competition, as well as claims under the California Private Attorneys General Act (“PAGA”). The parties agreed to settlement terms in November 2025, subject to court approval. As of March 29, 2026, a $0.8 million litigation reserve has been recorded in accounts payable on our condensed consolidated balance sheet.

During 2025, plaintiffs filed a wrongful death and survival action in Cook County, Illinois, arising out of a vehicle accident that occurred at a Portillo’s location in Oswego, Illinois. Discovery is expected to continue in the coming months. At this time a loss is reasonably possible but not estimable, and as a result, no litigation reserve has been recorded on our condensed consolidated balance sheet as of March 29, 2026.

On January 19, 2024, Maverick BJK, LLC ("Maverick"), which owns a 50% interest in C&O, initiated arbitration against the Company. Maverick asserts claims for breach of contract, alleging that the sales of the Company's “Ghost Kitchen” location should have been included in C&O’s financials under the terms of the operating agreement. The matter remains pending after unsuccessful mediation efforts in January and March 2026. At this time, a loss is reasonably possible but not estimable, and as a result, no litigation reserve has been recorded on our condensed consolidated balance sheet as of March 29, 2026.

NOTE 14.    SEGMENT INFORMATION

The Company's chief operating decision maker (the "CODM") is its Chief Executive Officer. As the CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, the Company has one operating segment and one reportable segment.

The CODM allocates resources and assesses performance of the Company based on net income (loss), as reported on the condensed consolidated statement of operations, which as the segment measure of profit and loss that is closest to GAAP, is the required segment measure. Net loss was $0.5 million for the quarter ended March 29, 2026 and net income was $4.0 million for the quarter ended March 30, 2025. In addition to net income (loss), the CODM also reviews revenue, operating income (loss), restaurant-level adjusted EBITDA, and adjusted EBITDA.

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

NOTE 15.    RELATED PARTY TRANSACTIONS

As of March 29, 2026 and December 28, 2025 the related parties’ receivables balance consisted of $0.3 million, due from C&O, which is included in accounts and tenant improvement receivables in the condensed consolidated balance sheets.

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

The Company incurred the following Olo-related costs for the quarters ended March 29, 2026 and March 30, 2025 (in thousands):

	Quarter Ended
	March 29, 2026	March 30, 2025
Food, beverage and packaging costs	$549	$487
Other operating expenses	152	151
Total Olo-related costs	$701	$638

As of March 29, 2026 and December 28, 2025, $0.4 million and $0.3 million, respectively, were payable to Olo and were included in accounts payable in the condensed consolidated balance sheets.

Tax Receivable Agreement

We are party to a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. During the quarter ended March 29, 2026 and March 30, 2025, the Company made TRA payments of $7.9 million relating to tax year 2024 and $7.7 million relating to tax year 2023, respectively. We expect a payment of $1.3 million relating to tax year 2025 to be paid within the next 12 months.

(in thousands)	March 29, 2026	December 28, 2025
Current portion of Tax Receivable Agreement liability	$1,315	$7,910
Tax receivable agreement liability	342,841	344,524

Transactions with Non-Controlling Interest Holders

	Quarter Ended
(in thousands)	March 29, 2026	March 30, 2025
Distributions paid to non-controlling interest holders	$376	$1,291
Contributions from non-controlling interest holders	$350	$—

Portillo's Inc. Form 10-Q | 18

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.    SUBSEQUENT EVENTS

On April 30, 2026, Michelle Hook informed the Chief Executive Officer and General Counsel and Secretary of the Company that she will depart from her role as Chief Financial Officer of the Company, effective May 5, 2026.

The Board has initiated a process to identify her successor and has engaged an executive search firm to assist in the search process.

Portillo's Inc. Form 10-Q | 19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Cautionary Statements Concerning Forward-Looking Statements” in this report and under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.

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

As of March 29, 2026, we owned and operated 106 Portillo’s restaurants across eleven states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Financial Highlights for the Quarter Ended March 29, 2026 vs. Quarter Ended March 30, 2025:

•Total revenue of $182.6 million, an increase of 3.5% or $6.2 million
•Same-restaurant sales decrease of -0.1%
•Operating income of $4.5 million, a decrease of $5.9 million
•Net loss of $0.5 million, a decrease of $4.5 million from net income of $4.0 million
•Restaurant-Level Adjusted EBITDA* of $34.8 million, a decrease of $1.8 million
•Adjusted EBITDA* of $18.5 million, a decrease of $2.8 million

* Restaurant-Level Adjusted EBITDA and Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net (loss) income and Restaurant-Level Adjusted EBITDA to operating income, the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Portillo's Inc. Form 10-Q | 20

Recent Developments and Trends

We have announced the following leadership and governance changes:
•Brett Patterson was appointed President and Chief Executive Officer, effective February 23, 2026, and as principal executive officer effective February 25, 2026.
•Eugene I. Lee, Jr. was appointed Chair of the Board of Directors, effective March 10, 2026.
•Jennifer Pecoraro‑Striepling was appointed Chief Development Officer, effective March 16, 2026.
•Michelle Hook announced that she will depart from her role as Chief Financial Officer, effective May 5, 2025.

Additionally, during the first quarter of 2026, we introduced select permanent and limited time menu enhancements, intended to support guest engagement and increase attachment, consistent with our ongoing focus on menu innovation.

We will concentrate our strategic priorities on three key areas: operational excellence across all channels; a more integrated and targeted marketing approach; and a disciplined development strategy. These priorities support our commitment to improving transactions and Restaurant-Level Adjusted EBITDA, positive free cash flow and delivering long-term shareholder value.

In the quarter ended March 29, 2026, total revenue grew 3.5% or $6.2 million, primarily due to new restaurant openings in 2025 and 2026, partially offset by a decline in same-restaurant sales. Same-restaurant sales declined 0.1% during the quarter ended March 29, 2026, compared to a 1.8% increase during the quarter ended March 30, 2025. Refer to "Selected Operating Data" section below for definition of Same-Restaurant Sales.

During April, we have experienced negative same-restaurant sales trends, driven primarily by negative transaction and mix trends as we are lapping the benefit of our breakfast pilot from the prior year. We expect to have continued headwinds in May as we will be lapping our buy-one-get-one beef promotion from the prior year.

In the quarter ended March 29, 2026, commodity inflation was 1.8%, compared to 3.4% for the quarter ended March 30, 2025. Labor, as a percentage of revenue, net increased 0.3% during the quarter ended March 29, 2026, compared to the quarter ended March 30, 2025, primarily due to higher benefit costs, incremental wage rate increases and deleverage from our newer restaurant openings, partially offset by labor efficiencies. We increased certain menu prices by approximately 2.0% in April 2026.

Development Highlights

During the quarter ended March 29, 2026, we opened four restaurants. Subsequent to March 29, 2026, we opened one additional restaurant, bringing our total restaurant count to 107, as of the filing of this Quarterly Report on Form 10-Q, including a restaurant owned by C&O, of which Portillo’s owns 50% of the equity. We plan to open three additional restaurants in the remainder of fiscal 2026, including our first airport location at Dallas–Fort Worth International Airport and our second in-line location which will be in Chicago.

Below are the restaurants opened thus far in fiscal 2026:

Location	Opening Month	Fiscal Quarter Opened
Fort Worth, Texas	January 2026	Q1 2026
Humble, Texas	February 2026	Q1 2026
Dallas, Texas	March 2026	Q1 2026
El Paso, Texas	March 2026	Q1 2026
Frisco, Texas	April 2026	Q2 2026

Portillo's Inc. Form 10-Q | 21

Consolidated Results of Operations

The following table summarizes our results of operations for the quarters ended March 29, 2026 and March 30, 2025 (in thousands):

	Quarter Ended
	March 29, 2026		March 30, 2025
REVENUES, NET	$182,623	100.0%	$176,437	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	63,285	34.7%	61,102	34.6%
Labor	49,195	26.9%	46,868	26.6%
Occupancy	11,184	6.1%	10,021	5.7%
Other operating expenses	24,115	13.2%	21,790	12.4%
Total restaurant operating expenses	147,779	80.9%	139,781	79.2%
General and administrative expenses	20,359	11.1%	18,903	10.7%
Pre-opening expenses	2,550	1.4%	508	0.3%
Depreciation and amortization	7,936	4.3%	7,040	4.0%
Net income attributable to equity method investment	(206)	(0.1)%	(164)	(0.1)%
Other income, net	(287)	(0.2)%	(12)	—%
OPERATING INCOME	4,492	2.5%	10,381	5.9%
Interest expense	5,627	3.1%	5,749	3.3%
Interest income	(50)	—%	(71)	—%
Tax Receivable Agreement liability adjustment	(412)	(0.2)%	(647)	(0.4)%
(LOSS) INCOME BEFORE INCOME TAXES	(673)	(0.4)%	5,350	3.0%
Income tax (benefit) expense	(164)	(0.1)%	1,360	0.8%
NET (LOSS) INCOME	(509)	(0.3)%	3,990	2.3%
Net (loss) income attributable to non-controlling interests	(107)	(0.1)%	677	0.4%
NET (LOSS) INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$(402)	(0.2)%	$3,313	1.9%
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

Revenues for the quarter ended March 29, 2026 were $182.6 million compared to $176.4 million for the quarter ended March 30, 2025, an increase of $6.2 million or 3.5%. The increase in revenues was primarily attributed to the opening of eight restaurants in fiscal 2025 and four restaurants during the quarter ended March 29, 2026, partially offset by a decrease in our same-restaurant sales. Restaurants not in our Comparable Restaurant Base (as defined in "Selected Operating Data" below) contributed $7.7 million of the total year-over-year increase. Same-restaurant sales decreased 0.1%, or $0.2 million in the quarter. The same-restaurant sales decline was attributable to a decrease in average check of 0.9%, partially offset by an increase in transactions of 0.8%. The lower average check was driven by an approximate 1.0% decrease in product mix, partially offset by a 0.1% increase in certain menu prices, net of promotional offers. For the purpose of calculating same-restaurant sales for the quarter ended March 29, 2026, sales for 83 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base.

Portillo's Inc. Form 10-Q | 22

The following table summarizes the Company's revenue for the quarter ended March 29, 2026 and March 30, 2025 (in thousands):

	Quarter Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
Same-restaurant sales (83 restaurants) (1)	$161,263	$161,420	$(157)	(0.1)%
Restaurants not yet in comparable base opened in fiscal 2026 (4 restaurants) (1)	1,536	—	1,536	nm
Restaurants not yet in comparable base opened in fiscal 2025 (8 restaurants) (1)	9,771	—	9,771	nm
Restaurants not yet in comparable base opened in fiscal 2024 (10 restaurants) (1)	8,363	11,939	(3,576)	(30.0)%
Other (2)	1,690	3,078	(1,388)	(45.1)%
Revenues, net	$182,623	$176,437	$6,186	3.5%
(1) Total restaurants indicated are as of March 29, 2026. Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
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

Food, beverage and packaging costs for the quarter ended March 29, 2026 were $63.3 million compared to $61.1 million for the quarter ended March 30, 2025, an increase of $2.2 million or 3.6%. This increase was primarily driven by a 1.8% increase in commodity prices and the opening of eight restaurants in 2025 and four restaurants during the quarter ended March 29, 2026. As a percentage of revenues, net, food, beverage and packaging costs increased 0.1% during the quarter ended March 29, 2026. The increase was primarily due to an increase in certain commodity prices, partially offset by an increase in certain menu prices, net of promotional offers.

Labor Expenses
Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the quarter ended March 29, 2026 were $49.2 million compared to $46.9 million for the quarter ended March 30, 2025, an increase of $2.3 million or 5.0%. This increase was primarily driven by the opening of eight restaurants in 2025 and four restaurants during the quarter ended March 29, 2026, and incremental investments to support our team members. As a percentage of revenues, net, labor increased 0.3% during the quarter ended March 29, 2026. The increase was primarily due to deleverage from our newer restaurant openings, higher benefit costs, and incremental wage rate increases, partially offset by labor efficiencies.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes, and exclude occupancy expenses associated with unopened restaurants, which are recorded separately in pre-opening expenses.

Occupancy expenses for the quarter ended March 29, 2026 were $11.2 million compared to $10.0 million for the quarter ended March 30, 2025, an increase of $1.2 million or 11.6%, primarily driven by the opening of eight restaurants in 2025 and four restaurants during the quarter ended March 29, 2026. As a percentage of revenues, net, occupancy expenses increased 0.4% primarily driven by higher occupancy costs and revenue deleverage at new restaurants.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the quarter ended March 29, 2026 were $24.1 million compared to $21.8 million for the quarter ended March 30,

Portillo's Inc. Form 10-Q | 23

2025, an increase of $2.3 million or 10.7%, primarily due to the opening of eight restaurants in 2025 and four restaurants during the quarter ended March 29, 2026, and an increase in repairs and maintenance, operating supplies and insurance expense partially offset by lower cleaning expenses. As a percentage of revenues, net, operating expenses increased 0.8% primarily due to the aforementioned increases in expenses and revenue deleverage at new restaurants.

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

General and administrative expenses for the quarter ended March 29, 2026 were $20.4 million compared to $18.9 million for the quarter ended March 30, 2025, an increase of $1.5 million or 7.7%. This increase was primarily driven by higher equity‑based compensation and an increase in advertising and professional fees, including $0.5 million of dead site costs. The increase was partially offset by lower vacation-related wage expense, software licensing and legal expenses.

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

Pre-opening expenses for the quarter ended March 29, 2026 were $2.6 million compared to $0.5 million for the quarter ended March 30, 2025, an increase of $2.0 million or 402.0%. The increase was due to the number and timing of activities related to our planned restaurant openings, including higher pre-opening activity associated with new market locations, for the quarter ended March 29, 2026 as compared to the quarter ended March 30, 2025.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including land improvements, buildings and improvements, fixtures and equipment, leasehold improvements, and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for the quarter ended March 29, 2026 was $7.9 million compared to $7.0 million for the quarter ended March 30, 2025, an increase of $0.9 million or 12.7%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of eight restaurants in 2025 and four restaurants during the quarter ended March 29, 2026.

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

Net income attributable to equity method investment for both the quarters ended March 29, 2026 and March 30, 2025 was $0.2 million.

Other Income, Net

Other income, net, includes among other items, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan, gains or losses on asset disposals, and income resulting from discounts received for timely filing of sales tax

Portillo's Inc. Form 10-Q | 24

returns.

Other income, net, for the quarter ended March 29, 2026 was $0.3 million compared to $0.01 million for the quarter ended March 30, 2025, an increase of $0.3 million. This increase was primarily attributable to insurance proceeds received and a vendor settlement.

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for the quarter ended March 29, 2026 was $5.6 million compared to $5.7 million for the quarter ended March 30, 2025, a decrease of $0.1 million or 2.1%. This decrease was primarily driven by a year-over-year lower effective interest rate.

Our effective interest rate was 6.52% as of March 29, 2026 and 7.02% as of March 30, 2025.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and restricted cash.

Interest income for both the quarters ended March 29, 2026 and March 30, 2025 was $0.1 million.

Tax Receivable Agreement Liability Adjustment

We are party to a Tax Receivable Agreement liability with certain members of PHD Group Holdings LLC and its subsidiaries ("Portillo's OpCo”) that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

The Tax Receivable Agreement liability adjustment for the quarter ended March 29, 2026 was $0.4 million compared to $0.6 million for the quarter ended March 30, 2025. The change was related to a remeasurement primarily due to activity under equity-based compensation plans.

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

Income tax benefit for the quarter ended March 29, 2026 was $0.2 million compared to income tax expense of $1.4 million for the quarter ended March 30, 2025, a decrease of $1.5 million or 112.1%. Our effective income tax rate for the quarter ended March 29, 2026 was 24.4%, compared to 25.4% for the quarter ended March 30, 2025. The decrease in our effective income tax rate for the quarter ended March 29, 2026 compared to the quarter ended March 30, 2025 was primarily driven by an increase in the valuation allowance related to equity-based compensation expense for certain executive officers. This decreases the effective income tax rate because the Company recorded a pre-tax loss for the quarter ended March 29, 2026. This decrease is partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo.

Net (Loss) Income Attributable to Non-controlling Interests

We are the sole managing member of Portillo's OpCo. We manage and operate the business and control the strategic decisions and day-to-day operations of Portillo’s OpCo and we also have a substantial financial interest in Portillo’s OpCo. Accordingly, we consolidate the financial results of Portillo’s OpCo, and a portion of our net (loss) income is allocated to non-controlling interests to reflect the entitlement of the pre-IPO LLC Members who retained their equity ownership in Portillo's OpCo (the "pre-IPO LLC Members"). The weighted average ownership percentages for the applicable reporting periods are used to attribute net (loss) income to Portillo's Inc. and the non-controlling interest holders.

Net loss attributable to non-controlling interests for the quarter ended March 29, 2026 was $0.1 million, compared to net income attributable to

Portillo's Inc. Form 10-Q | 25

non-controlling interests of $0.7 million for the quarter ended March 30, 2025, a decrease of $0.8 million or 115.8%. The decrease in net income attributable to non-controlling interests for the quarter ended March 29, 2026 was primarily due to a decrease in net income for the quarter ended March 29, 2026, partially offset by a decrease in the pre-IPO LLC Members non-controlling interest holders' weighted average ownership to 4.6% for the quarter ended March 29, 2026 from 14.4% for the quarter ended March 30, 2025.

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

	Quarter Ended
	March 29, 2026	March 30, 2025
Total Restaurants (a)	106	94
AUV (in millions) (a)	$8.3	$8.7
Change in same-restaurant sales (b)	(0.1)%	1.8%
Adjusted EBITDA (in thousands) (b)	$18,453	$21,209
Adjusted EBITDA Margin (b)	10.1%	12.0%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$34,844	$36,656
Restaurant-Level Adjusted EBITDA Margin (b)	19.1%	20.8%
(a) Includes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity. AUVs for the quarters ended March 29, 2026 and March 30, 2025 represent AUVs for the twelve months ended March 29, 2026 and March 30, 2025, respectively. Total restaurants indicated are as of March 29, 2026.
(b) Excludes C&O.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). For the quarter ended March 29, 2026 and March 30, 2025, there were 83 and 74 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes C&O.

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

Portillo's Inc. Form 10-Q | 26

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net (loss) income before depreciation and amortization, interest expense, interest income and income taxes, adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing core operating performance as identified in the reconciliation of net (loss) income, the most directly comparable GAAP measure to Adjusted EBITDA. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenues, net.

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

The following table reconciles net (loss) income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended
	March 29, 2026	March 30, 2025
Net (loss) income	$(509)	$3,990
Net (loss) income margin	(0.3)%	2.3%
Depreciation and amortization	7,936	7,040
Interest expense	5,627	5,749
Interest income	(50)	(71)
Income tax (benefit) expense	(164)	1,360
EBITDA	12,840	18,068
Deferred rent (1)	1,734	1,376
Equity-based compensation	3,230	1,950
Cloud-based software implementation costs (2)	—	183
Amortization of cloud-based software implementation costs (3)	280	218
Other loss (4)	72	61
Strategic realignment costs (5)	709	—
Tax Receivable Agreement liability adjustment (6)	(412)	(647)
Adjusted EBITDA	$18,453	$21,209
Adjusted EBITDA Margin (7)	10.1%	12.0%
(1) Represents the difference between cash rent payments and the recognition of straight-line rent expense recognized over the lease term.
(2) Represents non-capitalized third party consulting and software licensing costs incurred in connection with the implementation of a new HCM system which are included within general and administrative expenses.
(3) Represents amortization of capitalized cloud-based ERP and HCM system implementation costs that are included within general and administrative expenses.
(4) Represents loss on disposal of property and equipment included within other income, net.
(5) Represents $0.5 million of costs related to the Company's strategic reset of its development and growth plans and $0.2 million related to CEO transition and replacement costs. These costs are included within general and administrative expenses.

Portillo's Inc. Form 10-Q | 27

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

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended
	March 29, 2026	March 30, 2025
Operating income	$4,492	$10,381
Operating income margin	2.5%	5.9%
Plus:
General and administrative expenses	20,359	18,903
Pre-opening expenses	2,550	508
Depreciation and amortization	7,936	7,040
Net income attributable to equity method investment	(206)	(164)
Other income, net	(287)	(12)
Restaurant-Level Adjusted EBITDA	$34,844	$36,656
Restaurant-Level Adjusted EBITDA Margin (1)	19.1%	20.8%
(1) Restaurant-Level Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our 2025 Revolver Facility. As of March 29, 2026, we maintained a cash and cash equivalents and restricted cash balance of $24.0 million and had $41.6 million of availability under our 2025 Revolver Facility, after giving effect to $4.4 million in outstanding letters of credit.

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

Portillo's Inc. Form 10-Q | 28

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

As of March 29, 2026, we estimate that our obligation for future payments under the TRA totaled $344.2 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $404.9 million as of March 29, 2026. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $344.2 million, primarily over the next 15 years, substantially declining in year 16 through year 47. In the quarter ended March 29, 2026 and March 30, 2025, we made TRA payments of $7.9 million relating to tax year 2024 and $7.7 million relating to tax year 2023, respectively. We expect a payment of $1.3 million relating to tax year 2025 to be paid within the next 12 months.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Quarter Ended
	March 29, 2026	March 30, 2025
Net cash provided by operating activities	$17,554	$9,450
Net cash used in investing activities	(18,305)	(19,040)
Net cash provided by (used in) financing activities	4,781	(350)
Net increase (decrease) in cash and cash equivalents and restricted cash	4,030	(9,940)
Cash and cash equivalents and restricted cash at beginning of period	19,963	22,876
Cash and cash equivalents and restricted cash at end of period	$23,993	$12,936
Operating Activities

Net cash provided by operating activities for the quarter ended March 29, 2026 was $17.6 million compared to net cash provided by operating activities of $9.5 million for the quarter ended March 30, 2025, an increase of $8.1 million or 85.8%. This increase was primarily driven by the change in operating assets and liabilities of $11.7 million and the change in non-cash items of $0.9 million, partially offset by a net loss of $0.5 million in the quarter ended March 29, 2026 compared to net income of $4.0 million in the quarter ended March 30, 2025.

The $11.7 million change in our operating assets and liabilities balances was primarily driven by operating assets and liabilities being a source of net cash of $7.6 million in the quarter ended March 29, 2026, compared to a use of net cash of $4.2 million in quarter ended March 30, 2025 driven by the change in accounts payable, accrued expenses and other liabilities, and deferred lease incentives in the quarter ended March 29, 2026. The $0.9 million change from the quarter ended March 29, 2026 in non-cash charges is primarily driven by higher equity-based compensation expense and depreciation and amortization expense, partially offset by a decrease in deferred income tax expense. The change in net (loss) income for the quarter ended March 29, 2026 was primarily due to the factors driving the aforementioned change in revenues and expenses as described in the condensed consolidated results of operations in the quarter ended March 29, 2026 compared to the quarter ended March 30, 2025.

Investing Activities

Net cash used in investing activities was $18.3 million for the quarter ended March 29, 2026 compared to $19.0 million for the quarter ended March 30, 2025, a decrease of $0.7 million or 3.9%. This decrease was primarily due to the number, format and timing of builds in process.

Portillo's Inc. Form 10-Q | 29

Financing Activities

Net cash provided by financing activities was $4.8 million for the quarter ended March 29, 2026 compared to net cash used in financing activities of $0.4 million for the quarter ended March 30, 2025, an increase of $5.1 million or 1466.0%. This increase is primarily due to increased short-term borrowings under the 2025 Credit Agreement, as well as lower distributions to noncontrolling interest holders and the absence of deferred financing costs, partially offset by higher payments under the Tax Receivable Agreement liability and lower proceeds from activity under equity-based compensation plans.

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

As of March 29, 2026, we had $104.0 million of borrowings under the 2025 Revolver Facility, and letters of credit issued under the 2025 Revolver Facility totaled $4.4 million. As a result, as of March 29, 2026, the Company had $41.6 million available under the 2025 Revolver Facility.

The 2025 Credit Agreement contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including limitations on indebtedness, liens, investments, negative pledges, dividends, junior financings and other fundamental changes. As of March 29, 2026, the Company was in compliance with financial covenants in the 2025 Credit Agreement.

Material Cash Requirements

There have been no material changes to the material cash requirements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, other than those payments made in the ordinary course of business.

Refer to Note 8. Debt for further information on or about our obligations and the timing of expected payments.

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates, judgments, and assumptions that can have a meaningful effect on the reporting of condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates or significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

Refer to Note 2. Summary Of Significant Accounting Policies for the Company's assessment of all other recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

Portillo's Inc. Form 10-Q | 30

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 29, 2026 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Portillo's Inc. Form 10-Q | 31

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding certain legal proceedings to which the Company is a party is provided in Note 13. Contingencies in the notes to the unaudited condensed consolidated financial statements and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 29, 2026, no director or officer of the Company adopted, amended or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Portillo's Inc. Form 10-Q | 32

Item 6. Exhibits.

Exhibit Number		Description	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Portillo's Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
3.2		Amended and Restated Bylaws of Portillo’s Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
10.1	†	Offer Letter From Portillo's Hot Dogs, LLC to Brett Patterson, as of February 2, 2026 (incorporated by reference to the Company's Form 10-K filed on February 24, 2026).
10.2	†	Offer Letter From Portillo's Hot Dogs, LLC to Tony Darden, as of November 3, 2024	*
31.1		Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2		Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH		XBRL Taxonomy Extension Schema Document	*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	*
104		Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith
†    Indicates a management contract or compensatory plan or agreement

Portillo's Inc. Form 10-Q | 33

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: May 5, 2026	By:	/s/ Brett Patterson
Brett Patterson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Portillo's Inc. Form 10-Q | 34