Form 10-Q
period 2026-06-28
Portillo's Inc.
filed 2026-08-05
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 28, 2026

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
☐     Yes     ☒     No
As of July 29, 2026, there were 72,518,678 shares of the registrant's Class A common stock, par value $0.01 per share, and 3,424,546 shares of the registrant's Class B common stock, par value $0.00001 per share, issued and outstanding.

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
•risks associated with onboarding new members of management, including the Chief Executive Officer and Chief Financial Officer and the related transition;
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
•inability to achieve our growth strategy, including as a result of, among other things, the availability of suitable new restaurant sites in existing and new markets and opening of new restaurants at the anticipated rate and on the anticipated timeline and cost structure;
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

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	June 28, 2026	December 28, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$21,253	$19,963
Accounts and tenant improvement receivables	11,274	16,502
Inventories	11,133	8,207
Prepaid expenses and other	6,108	6,844
Total current assets	49,768	51,516
Property and equipment, net	430,247	420,263
Operating lease assets	274,010	261,086
Goodwill	394,298	394,298
Trade names	221,725	221,725
Other intangible assets, net	22,037	23,391
Equity method investment	15,646	15,696
Deferred tax assets	209,704	211,267
Other assets	7,081	7,292
Total other assets	870,491	873,669
TOTAL ASSETS	$1,624,516	$1,606,534

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,326	$43,210
Current portion of long-term debt	6,250	6,250
Current portion of Tax Receivable Agreement liability	1,336	7,910
Short-term debt	97,000	90,000
Deferred revenue	5,196	7,472
Short-term operating lease liabilities	8,027	6,878
Accrued expenses	32,681	32,236
Total current liabilities	188,816	193,956
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	235,192	237,977
Tax Receivable Agreement liability	342,060	344,524
Long-term operating lease liabilities	344,919	329,190
Other long-term liabilities	3,577	3,614
Total long-term liabilities	925,748	915,305
Total liabilities	1,114,564	1,109,261

COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 72,504,761 and 71,971,736 shares issued and outstanding at June 28, 2026 and December 28, 2025, respectively.	725	720
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 3,424,546 and 3,442,335 shares issued and outstanding at June 28, 2026 and December 28, 2025, respectively.	—	—
Additional paid-in-capital	410,394	404,603
Retained earnings	69,016	62,474
Total stockholders' equity attributable to Portillo's Inc.	480,135	467,797
Non-controlling interest	29,817	29,476
Total stockholders' equity	509,952	497,273
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,624,516	$1,606,534
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Quarter Ended		Two Quarters Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

REVENUES, NET	$198,954	$188,456	$381,577	$364,893

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	69,580	63,750	132,865	124,852
Labor	51,094	48,340	100,289	95,208
Occupancy	11,692	9,966	22,876	19,987
Other operating expenses	23,341	21,919	47,456	43,709
Total restaurant operating expenses	155,707	143,975	303,486	283,756

General and administrative expenses	19,563	18,798	39,922	37,701
Pre-opening expenses	938	1,697	3,488	2,205
Depreciation and amortization	8,254	7,137	16,190	14,177
Net income attributable to equity method investment	(404)	(382)	(610)	(546)
Other loss (income), net	1,120	(300)	833	(312)
OPERATING INCOME	13,776	17,531	18,268	27,912
Interest expense	5,672	5,726	11,299	11,475
Interest income	(60)	(79)	(110)	(150)
Tax Receivable Agreement liability adjustment	(760)	(1,838)	(1,172)	(2,485)
INCOME BEFORE INCOME TAXES	8,924	13,722	8,251	19,072
Income tax expense	1,769	3,679	1,605	5,039
NET INCOME	7,155	10,043	6,646	14,033
Net income attributable to non-controlling interests	211	1,339	104	2,016
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$6,944	$8,704	$6,542	$12,017

Net income per common share attributable to Portillo's Inc.:
Basic	$0.10	$0.13	$0.09	$0.18
Diluted	$0.09	$0.12	$0.09	$0.18

Weighted-average common shares outstanding:
Basic	72,380,068	67,595,224	72,228,233	65,716,582
Diluted	73,171,001	69,867,802	73,154,368	68,174,864

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Quarter Ended June 28, 2026 and June 29, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
Balance at March 30, 2025	63,905,130	$639	10,732,800	$—	$359,798	$46,442	$88,527	$495,406
Net income	—	—	—	—	—	8,704	1,339	10,043
Equity-based compensation	—	—	—	—	2,379	—	279	2,658
Activity under equity-based compensation plans	694,573	7	—	—	1,488	—	—	1,495
Redemption of LLC Interests	7,290,465	73	(7,290,465)	—	(73)	—	—	—
Non-controlling interest adjustment	—	—	—	—	61,281	—	(61,281)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(21,805)	—	—	(21,805)
Balance at June 29, 2025	71,890,168	719	3,442,335	—	403,068	55,146	28,864	487,797

Balance at March 29, 2026	72,159,742	722	3,424,546	—	408,161	62,072	29,300	500,255
Net income	—	—	—	—	—	6,944	211	7,155
Equity-based compensation	—	—	—	—	2,487	—	117	2,604
Activity under equity-based compensation plans	345,019	3	—	—	(397)	—	—	(394)
Non-controlling interest adjustment	—	—	—	—	143	—	(143)	—
Contributions from non-controlling interest holders	—	—	—	—	—	—	332	332
Balance at June 28, 2026	72,504,761	$725	3,424,546	$—	$410,394	$69,016	$29,817	$509,952

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 5

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Two Quarters Ended June 28, 2026 and June 29, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 29, 2024	63,674,579	$637	10,732,800	$—	$357,295	$43,129	$89,042	$490,103
Net income	—	—	—	—	—	12,017	2,016	14,033
Equity-based compensation	—	—	—	—	4,048	—	560	4,608
Activity under equity-based compensation plans	925,124	9	—	—	2,140	—	—	2,149
Redemption of LLC Units	7,290,465	73	(7,290,465)	—	(73)	—	—	—
Non-controlling interest adjustment	—	—	—	—	61,463	—	(61,463)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(1,291)	(1,291)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(21,805)	—	—	(21,805)
Balance at June 29, 2025	71,890,168	719	3,442,335	—	403,068	55,146	28,864	487,797

Balance at December 28, 2025	71,971,736	720	3,442,335	—	404,603	62,474	29,476	497,273
Net income	—	—	—	—	—	6,542	104	6,646
Equity-based compensation	—	—	—	—	5,570	—	264	5,834
Activity under equity-based compensation plans	515,236	5	—	—	(108)	—	—	(103)
Redemption of LLC Units	17,789	—	(17,789)	—	—	—	—	—
Non-controlling interest adjustment	—	—	—	—	333	—	(333)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(376)	(376)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(4)	—	—	(4)
Contributions from non-controlling interests	—	—	—	—	—	—	682	682
Balance at June 28, 2026	72,504,761	$725	3,424,546	$—	$410,394	$69,016	$29,817	$509,952

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Two Quarters Ended
	June 28, 2026	June 29, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,646	$14,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,190	14,177
Amortization of debt issuance costs and discount	341	349
Loss on sales of assets	209	142
Equity-based compensation	5,834	4,608
Deferred income tax expense	1,605	5,039
Tax Receivable Agreement liability adjustment	(1,172)	(2,485)
Gift card breakage	(551)	(502)
Changes in operating assets and liabilities:
Accounts receivable	1,157	180
Receivables from related parties	(103)	(16)
Inventories	(2,926)	(2,183)
Other current assets	738	1,161
Operating lease assets	4,751	4,557
Accounts payable	150	(7,439)
Accrued expenses and other liabilities	(1,292)	(3,984)
Operating lease liabilities	(1,750)	(1,607)
Deferred lease incentives	5,045	1,586
Other assets and liabilities	256	1,077
NET CASH PROVIDED BY OPERATING ACTIVITIES	35,128	28,693
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,153)	(33,081)
Other	172	5
NET CASH USED IN INVESTING ACTIVITIES	(29,981)	(33,076)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	7,000	45,000
Payments of long-term debt	(3,125)	(38,750)
Distributions paid to non-controlling interest holders	(376)	(1,291)
Proceeds from stock option exercises	361	2,727
Employee withholding taxes related to net settled equity awards	(689)	(887)
Proceeds from Employee Stock Purchase Plan purchases	203	278
Payments of Tax Receivable Agreement liability	(7,913)	(7,686)
Payment of deferred financing costs	—	(1,263)
Contributions from non-controlling interests	682	—
NET CASH USED IN FINANCING ACTIVITIES	(3,857)	(1,872)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,290	(6,255)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	19,963	22,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$21,253	$16,621

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 7

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Two Quarters Ended
	June 28, 2026	June 29, 2025
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$11,090	$11,800
Income tax paid	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$6,173	$19,264
Establishment of liabilities under Tax Receivable Agreement	47	38,485

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

The Company operates restaurants in 11 states that serve Chicago-style hot dogs and sausages, Italian beef sandwiches, char-grilled burgers, chopped salads, crinkle-cut fries, homemade chocolate cake and more, along with two food production commissaries in Illinois. As of June 28, 2026, the Company had 108 restaurants in operation. The Company also had one non-traditional location in operation, a food truck.

The Company holds a 65% ownership interest in AP Dogs, LLC ("AP Dogs"), which operates a restaurant at Dallas-Fort Worth International Airport ("DFW Airport"). The Company has day-to-day operational and managerial control over the business and affairs of AP Dogs, and accordingly, consolidates the joint venture and reports a noncontrolling interest representing the economic interest held by the other partner.

In addition, the Company has a 50% interest in C&O Chicago, L.L.C. ("C&O"), which operates a single restaurant. This restaurant is excluded from the restaurant count above.

The Company’s principal executive offices are located in Oak Brook, Illinois.

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

The Company does not have any components of other comprehensive income recorded within its condensed consolidated financial statements, and therefore, does not separately present a statement of comprehensive income.

Fiscal Year

The Company uses a 52- or 53-week fiscal year ending on the Sunday prior to or on December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. An additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2026 and 2025 consist of 52 weeks. The fiscal periods presented in this report are the quarters and two quarters ended June 28, 2026 and June 29, 2025.

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

The Company sells gift cards which do not have expiration dates. The Company recognized gift card breakage of $0.3 million and $0.6 million for the quarter and two quarters ended June 28, 2026, respectively, and $0.2 million and $0.5 million for the quarter and two quarters ended June 29, 2025, respectively.

The gift card liability included in deferred revenue on the condensed consolidated balance sheets is as follows (in thousands):

	June 28, 2026	December 28, 2025
Gift card liability	$4,484	$6,965

Revenue recognized in the condensed consolidated statement of operations for the redemption of gift cards that were included in their respective gift card liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenue recognized from gift card liability balance at the beginning of the year	$948	$961	$2,970	$2,982

Portillo's Perks™ ("Perks") is a visit-based loyalty program under which guests earn rewards based on qualified visits. The liability associated with Perks was $0.2 million as of both June 28, 2026 and December 28, 2025 and is included in deferred revenue on the condensed consolidated balance sheets.

NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	June 28, 2026	December 28, 2025
Raw materials	$8,244	$5,408
Work in progress	288	156
Finished goods	1,726	1,827
Consigned inventory	875	816
	$11,133	$8,207

Portillo's Inc. Form 10-Q | 11

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	June 28, 2026	December 28, 2025
Land and land improvements	$28,173	$26,944
Buildings and improvements	5,813	5,790
Furniture, fixtures, and equipment	209,145	195,341
Leasehold improvements	366,745	327,138
Transportation equipment	1,752	1,956
Construction-in-progress	3,890	34,384
	615,518	591,553
Less accumulated depreciation	(185,271)	(171,290)
	$430,247	$420,263

Depreciation expense was $7.6 million and $14.8 million for the quarter and two quarters ended June 28, 2026, respectively, and $6.4 million and $12.8 million for the quarter and two quarters ended June 29, 2025, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year, along with indefinite-lived intangibles, or more frequently when impairment indicators are present. There were no impairment indicators during the quarter and two quarters ended June 28, 2026.

Intangible assets, net consisted of the following (in thousands):

	As of June 28, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$221,725	$—	$221,725
Intangible subject to amortization:
Recipes	56,117	(34,080)	22,037
	$277,842	$(34,080)	$243,762

	As of December 28, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$221,725	$—	$221,725
Intangible subject to amortization:
Recipes	56,117	(32,726)	23,391
	$277,842	$(32,726)	$245,116

Amortization expense was $0.7 million for both the quarters ended June 28, 2026 and June 29, 2025 and $1.4 million for both the two quarters ended June 28, 2026 and June 29, 2025, and is included in depreciation and amortization in the condensed consolidated statements of operations.

Portillo's Inc. Form 10-Q | 12

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated aggregate amortization expense related to intangible assets held at June 28, 2026 for the remainder of this year and the succeeding five years and thereafter is as follows (in thousands):

Estimated Amortization
2026 (excluding the two quarters ended June 28, 2026)	$1,354
2027	2,707
2028	2,707
2029	2,150
2030	1,369
2031	1,369
2032 and thereafter	10,381
$22,037

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

As of June 28, 2026 and December 28, 2025, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	June 28, 2026	December 28, 2025
	Level 1	Level 1
Assets - Investments designated for deferred compensation plan
Cash accounts	$813	$881
Mutual funds	2,301	2,219
Total assets	$3,114	$3,100
As of June 28, 2026 and December 28, 2025, we had no Level 2 or Level 3 assets.
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

Portillo's Inc. Form 10-Q | 13

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.     DEBT

Debt consisted of the following (in thousands):

	June 28, 2026	December 28, 2025
Term Loan	$243,750	$246,875
Revolver Facility	97,000	90,000
Unamortized discount and debt issuance costs	(2,308)	(2,648)
Total debt, net	338,442	334,227
Less: Short-term debt	(97,000)	(90,000)
Less: Current portion of long-term debt	(6,250)	(6,250)
Long-term debt, net	$235,192	$237,977
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

The Existing Credit Agreement provided for a term A loan (the "2023 Term Loan Facility") in an initial aggregate principal amount of $300.0 million and revolving credit commitments in an initial aggregate principal amount of $100.0 million (the "2023 Revolver Facility"). The Amendment provides for, among other things, (i) a $250 million term loan A facility (the "2025 Term Loan Facility") and (ii) revolving credit commitments in an initial aggregate principal amount of $150 million (the "2025 Revolver Facility" and, together with the 2025 Term Loan Facility, the "2025 Facilities"). The loans under each of the 2025 Facilities mature on January 27, 2030. The proceeds of the 2025 Term Loan Facility were used to pay off in full amounts outstanding under the 2023 Term Loan Facility outstanding on the 2025 Credit Agreement Closing Date.

The 2023 Term Loan Facility and 2023 Revolver Facility accrued, and the 2025 Term Loan and 2025 Revolver Facility accrue interest at the forward-looking secured overnight financing rate ("SOFR") plus an applicable rate determined upon the consolidated total net rent adjusted leverage ratio, in each case subject to a 0.00% floor.

As of June 28, 2026, the interest rate on the 2025 Term Loan Facility and 2025 Revolver Facility was 6.20% and 6.12%, respectively. Pursuant to the 2025 Credit Agreement, as of June 28, 2026, the commitment fees to maintain the 2025 Revolver Facility were 0.20%, and letter of credit fees were 2.50%. Commitment fees and letter of credit fees are recorded as interest expense in the condensed consolidated statements of operations. As of June 28, 2026, the effective interest rate was 6.47%.

As of June 29, 2025, the interest rate on the 2025 Term Loan and 2025 Revolver Facility was 6.55% and 6.58%, respectively. Pursuant to the 2025 Credit Agreement as of June 29, 2025, the commitment fees to maintain the 2025 Revolver Facility were 0.20% and letter of credit fees were 2.25%. As of June 29, 2025, the effective interest rate was 6.90%.

The 2025 Term Loan Facility amortizes in quarterly installments, which commenced on the last day of the first full fiscal quarter ended after the 2025 Credit Agreement Closing Date, equaling an aggregate amount of $6.3 million for the first 2 years following the 2025 Credit Agreement Closing Date, (ii) $12.5 million for the third and fourth years following the 2025 Credit Agreement Closing Date and (iii) $25.0 million for the fifth year following the 2025 Credit Agreement Closing Date, with the balance payable on the final maturity date.

As of June 28, 2026, outstanding borrowings under the 2025 Credit Agreement totaled $340.8 million, comprised of $243.8 million under the 2025 Term Loan Facility, and $97.0 million under the 2025 Revolver Facility. Letters of credit issued under the 2025 Revolver Facility totaled $4.2 million. As a result, as of June 28, 2026, the Company had $48.8 million available under the 2025 Revolver Facility.

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

Discount, Debt Issuance Costs and Interest Expense

Pursuant to the 2025 Credit Agreement, the Company capitalized deferred financing costs and issuance discounts of $1.3 million. The remaining unamortized costs under the 2023 Credit Agreement were $2.0 million. The total deferred financing costs and issuance discounts of $3.3 million are amortized over the term of the 2025 Credit Agreement.

The Company amortized an immaterial amount of deferred financing costs during both the quarters ended June 28, 2026 and June 29, 2025, and an immaterial amount and $0.1 million for the two quarters ended June 28, 2026 and June 29, 2025, respectively, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company amortized $0.1 million and $0.2 million in original issue discount related to the long-term debt during the quarters ended June 28, 2026 and June 29, 2025, respectively, and $0.3 million during both the two quarters ended June 28, 2026 and June 29, 2025, which is included in interest expense in the condensed consolidated statements of operations.

Total interest expense was $5.7 million and $11.3 million for the quarter and two quarters ended June 28, 2026, respectively, and $5.7 million and $11.5 million for the quarter and two quarters ended June 29, 2025, respectively.

Fair Value of Debt

As of June 28, 2026 and December 28, 2025, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

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

As of June 28, 2026, the Company was in compliance with the financial covenants in the 2025 Credit Agreement.

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

The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	June 28, 2026		December 28, 2025
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	72,504,761	95.5%	71,971,736	95.4%
pre-IPO LLC Members	3,424,546	4.5%	3,442,335	4.6%
Total	75,929,307	100.0%	75,414,071	100.0%

Portillo's Inc. Form 10-Q | 15

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for both the quarter and two quarters ended June 28, 2026 was 4.5%. The pre-IPO LLC Members' weighted average ownership percentage for the quarter and two quarters ended June 29, 2025 was 9.9% and 12.2%, respectively.

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Quarter Ended		Two Quarters Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income attributable to Portillo's Inc.	$6,944	$8,704	$6,542	$12,017
Activity under equity-based compensation plans	(397)	1,488	(108)	2,140
Non-controlling interest adjustment	143	61,281	333	61,463
Redemption of LLC Units	—	(73)	—	(73)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	(21,805)	(4)	(21,805)
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$6,690	$49,595	$6,763	$53,742

Additionally, the Company holds a 65% ownership interest in AP Dogs, which operates a restaurant in DFW Airport. During the quarter and two quarters ended June 28, 2026, $0.3 million and $0.7 million of contributions from non-controlling interests were received. There were no contributions from non-controlling interests during the quarter and two quarters ended June 29, 2025.

NOTE 10.    EQUITY-BASED COMPENSATION

Equity-based compensation expense is calculated based on equity awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.

Equity-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Labor	$534	$505	$937	$858
General and administrative	2,070	2,153	4,897	3,750
Total equity-based compensation expense	$2,604	$2,658	$5,834	$4,608

Restricted Stock Units

During the two quarters ended June 28, 2026, the Company granted 1,907,822 RSUs, under the Portillo's Inc. 2021 Equity Incentive Plan (the "2021 Plan") to certain employees. During the two quarters ended June 28, 2026, we also granted 303,688 RSUs to non-employee directors. The weighted average fair value of these awards was determined using the Company's closing stock price on the applicable grant dates, which was $5.38. The RSUs granted to employees will generally vest equally over periods ranging from one to three years on each of the anniversaries of the date of grant subject to continued service on such date. The RSUs granted to non-employee directors will vest at the end of this year.

During the two quarters ended June 28, 2026, the Company recognized accelerated and incremental equity-based compensation expense related to the modification of outstanding equity awards in connection with the announced retirement of our former Interim Chief Executive Officer and Director.

Portillo's Inc. Form 10-Q | 16

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance Stock Units

During the two quarters ended June 28, 2026, the Company granted 611,407 performance stock units ("PSUs") to its executive officers under the 2021 Plan. The PSUs are subject to continued service and are earned based on the achievement of predetermined performance goals related to Adjusted EBITDA growth and total revenue growth over a three-year performance period beginning on December 29, 2025 and ending on December 31, 2028. Performance is measured based on a combination of annual and cumulative performance results, with final achievement determined at the end of the performance period. The number of shares ultimately earned may range from 0% to 200% of the target award based on performance achieved. The grant date fair value of the PSUs was $5.52, based on the Company's closing stock price on April 15, 2026, the date of grant. The Company reassesses its estimate of performance achievement each reporting period, and the cumulative effect of any change in estimated attainment is recognized in general and administrative expenses in the condensed consolidated statements of operations in the period of change.

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

Income Tax Expense

The effective income tax rate for the quarter and two quarters ended June 28, 2026 was 19.8% and 19.5%, respectively, and 26.8% and 26.4%, respectively, for the quarter and two quarters ended and June 29, 2025. The decrease in our effective income tax rate for the quarter and two quarters ended June 28, 2026 compared to the quarter and two quarters ended June 29, 2025 was primarily driven by a decrease in the valuation allowance related to equity-based compensation expense related to certain executive officers. This decrease is partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income of Portillo's OpCo. The Company’s annual effective tax rate differs from the statutory rate of 21% primarily because of state and local taxes, deferred tax adjustments and impacts from equity-based award activity partially offset by the portion of Portillo's OpCo earnings that are attributable to non-controlling interest that the Company is not liable for federal or state income taxes.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 28, 2026, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to the basis difference in its investment in Portillo's OpCo that will never be realizable or only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize) are more likely than not to be realized.

Tax Receivable Agreement

As of June 28, 2026, we estimated that our obligation for future payments under the TRA liability totaled $343.4 million. During the two quarters ended June 28, 2026 and June 29, 2025, the Company made TRA payments of $7.9 million relating to tax year 2024 and $7.7 million relating to tax year 2023, respectively. We expect a payment of $1.3 million relating to tax year 2025 to be paid within the next 12 months.

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

The computations of basic and diluted earnings per share for the quarter and two quarters ended June 28, 2026 and June 29, 2025 are as follows (in thousands):

	Quarter Ended		Two Quarters Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$7,155	$10,043	$6,646	$14,033
Net income attributable to non-controlling interests	211	1,339	104	2,016
Net income attributable to Portillo's Inc.	$6,944	$8,704	$6,542	$12,017

Shares:
Weighted-average number of common shares outstanding-basic	72,380	67,595	72,228	65,717
Dilutive share awards	791	2,273	926	2,458
Weighted-average number of common shares outstanding-diluted	73,171	69,868	73,154	68,175

Basic net income per share	$0.10	$0.13	$0.09	$0.18
Diluted net income per share	$0.09	$0.12	$0.09	$0.18

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

The following shares were excluded from the calculation of diluted earnings per share because they would be antidilutive or subject to performance conditions which have not been satisfied by the end of the reporting period (in thousands):

	Quarter Ended		Two Quarters Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Performance Stock Options	257	1,377	256	1,377
Performance Stock Units	660	592	660	592
Restricted Stock Units	1,999	606	1,951	—
Stock Options	2,942	619	292	619
Total shares excluded from diluted net income per share	5,858	3,194	3,159	2,588

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

During 2024, a former team member from one of the Company's two California restaurants filed a class action lawsuit alleging wage and hour violations and unfair competition, as well as claims under the California Private Attorneys General Act (“PAGA”). In November 2025, the parties agreed to settlement terms, subject to court approval. During the quarter ended June 28, 2026, the Company paid $0.05 million toward the settlement. As of June 28, 2026, the related litigation reserve was $0.75 million and was included in accounts payable in the Company's condensed consolidated balance sheet.

During 2025, plaintiffs filed a wrongful death and survival action in Cook County, Illinois, arising out of a vehicle accident that occurred at a Portillo’s location in Oswego, Illinois. Discovery is expected to continue in the coming months. At this time a loss is reasonably possible but not reasonably estimable; accordingly, no litigation reserve has been recorded in the Company's condensed consolidated balance sheet as of June 28, 2026.

On January 19, 2024, Maverick BJK, LLC ("Maverick"), which owns a 50% interest in C&O, initiated arbitration against the Company. Maverick asserts claims for breach of contract, alleging that the sales of the Company's “Ghost Kitchen” location should have been included in C&O’s financials under the terms of the operating agreement. At this time, a loss is probable and reasonably estimable; accordingly, the Company has recorded a litigation reserve of $1.7 million in accounts payable in the Company's condensed consolidated balance sheet as of June 28, 2026 that is included in other loss (income), net in the condensed consolidated statement of operations.

NOTE 14.    SEGMENT INFORMATION

The Company's chief operating decision maker (the "CODM") is its Chief Executive Officer. As the CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, the Company has one operating segment and one reportable segment.

The CODM allocates resources and assesses performance of the Company based on net income, as reported on the condensed consolidated statement of operations, which as the segment measure of profit and loss that is closest to GAAP, is the required segment measure. Net income was $7.2 million and $6.6 million for the quarter and two quarters ended June 28, 2026, respectively, and $10.0 million and $14.0 million for the quarter and two quarters ended June 29, 2025, respectively. In addition to net income, the CODM also reviews revenue, operating income, restaurant-level adjusted EBITDA, and adjusted EBITDA.

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

NOTE 15.    RELATED PARTY TRANSACTIONS

As of June 28, 2026 and December 28, 2025 the related parties’ receivables balance consisted of $0.4 million and $0.3 million, respectively, due from C&O, which is included in accounts and tenant improvement receivables in the condensed consolidated balance sheets.

Portillo's Inc. Form 10-Q | 19

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

The Company incurred the following Olo-related costs for the quarter and two quarters ended June 28, 2026 and June 29, 2025 (in thousands):

	Quarter Ended		Two Quarters Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Food, beverage and packaging costs	$479	$497	$1,028	$984
Other operating expenses	166	142	318	293
Total Olo-related costs	$645	$639	$1,346	$1,277

As of June 28, 2026 and December 28, 2025, $0.3 million, were payable to Olo and were included in accounts payable in the condensed consolidated balance sheets.

Tax Receivable Agreement

We are party to a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. During the two quarters ended June 28, 2026 and June 29, 2025, the Company made TRA payments of $7.9 million relating to tax year 2024 and $7.7 million relating to tax year 2023, respectively. We expect a payment of $1.3 million relating to tax year 2025 to be paid within the next 12 months.

(in thousands)	June 28, 2026	December 28, 2025
Current portion of Tax Receivable Agreement liability	$1,336	$7,910
Tax Receivable Agreement liability	342,060	344,524

Transactions with Non-Controlling Interest Holders

	Quarter Ended		Two Quarters Ended
(in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Distributions paid to non-controlling interest holders	$—	$—	$376	$1,291
Contributions from non-controlling interest holders	$332	$—	$682	$—

NOTE 16.    SUBSEQUENT EVENTS

On July 31, 2026, subsequent to the end of the second quarter, Portillo's implemented a reduction in force affecting employees at its corporate headquarters and a limited number of field management roles. No restaurant-level team members were impacted. The reduction in force is estimated to result in approximately $1.1 million in restructuring charges.

On August 4, 2026, the Company announced that Kevin Kalicak, 53, who most recently served as an Officer of Darden Restaurants and Senior Vice President of Finance for Olive Garden, will join the Company and serve as the Company’s Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer), effective September 7, 2026. Mr. Kalicak will succeed Ms. Pamela Smith, who has served as the Company’s Interim Chief Financial Officer since May 20, 2026.

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

As of June 28, 2026, we owned and operated 109 Portillo’s restaurants across 11 states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-Q | 21

Financial Highlights for the Quarter Ended June 28, 2026 vs. Quarter Ended June 29, 2025:

•Total revenue of $199.0 million, an increase of 5.6% or $10.5 million
•Same-restaurant sales decrease of 1.2%
•Operating income of $13.8 million, a decrease of $3.8 million
•Net income of $7.2 million, a decrease of $2.9 million
•Restaurant-Level Adjusted EBITDA* of $43.2 million, a decrease of $1.2 million
•Adjusted EBITDA* of $29.8 million, a decrease of $0.2 million

Financial Highlights for the Two Quarters Ended June 28, 2026 vs. Two Quarters Ended June 29, 2025:

•Total revenue of $381.6 million, an increase of 4.6% or $16.7 million
•Same-restaurant sales decrease of 0.7%
•Operating income of $18.3 million, a decrease of $9.6 million
•Net income of $6.6 million, a decrease of $7.4 million
•Restaurant-Level Adjusted EBITDA* of $78.1 million, a decrease of $3.0 million
•Adjusted EBITDA* of $48.3 million, a decrease of $3.0 million

* Restaurant-Level Adjusted EBITDA and Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income and Restaurant-Level Adjusted EBITDA to operating income, the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Recent Developments and Trends

During the second quarter of 2026, Michelle Hook departed from her role as Chief Financial Officer, effective May 5, 2026. The Board of Directors engaged a leading executive search firm to assist in the identification and recruitment of a permanent Chief Financial Officer. The Company appointed Pamela Smith to serve as Interim Chief Financial Officer, effective May 20, 2026. On August 4, 2026, the Company announced that Kevin Kalicak, 53, who most recently served as an Officer of Darden Restaurants and Senior Vice President of Finance for Olive Garden, will join the Company and serve as the Company’s Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer), effective September 7, 2026.

From a development perspective, the Company opened its first airport location in Dallas-Fort Worth International Airport (DFW) during the quarter, utilizing a smaller-format kitchen and equipment enhancements. The Company also announced plans to expand within its home market of Chicago, including the opening of its first in-line restaurant in downtown Chicago later in 2026 and its first Wrigleyville location in 2027.

In addition, the Company commenced a project-based spend optimization initiative. Also, our previously announced assessment of our brand strategy and market positioning remains ongoing. The Company expects the results of these initiatives to help inform future operational and investment decisions. Subsequent to the quarter-end, the Company implemented a reduction in force affecting employees at its corporate headquarters and a limited number of field management roles. See "Restructuring Plan" in Part II Item 5. Other Information.

In the quarter and two quarters ended June 28, 2026, total revenue grew 5.6% or $10.5 million and 4.6% or $16.7 million, respectively, primarily due to new restaurant openings in 2025 and 2026, partially offset by a decline in same-restaurant sales. Same-restaurant sales declined 1.2% during the quarter ended June 28, 2026, compared to a 0.7% increase during the quarter ended June 29, 2025. Same-restaurant sales declined 0.7% during the two quarters ended June 28, 2026, compared to a 1.2% increase during the two quarters ended June 29, 2025. Refer to "Selected Operating Data" section below for definition of Same-Restaurant Sales.

In the quarter and two quarters ended June 28, 2026, commodity inflation was 7.0% and 4.5%, respectively, compared to 1.9% and 2.6% for the quarter and two quarters ended June 29, 2025. Labor, as a percentage of revenue, net, remained flat and increased 0.2% during the quarter and two quarters ended June 28, 2026, respectively, compared to the quarter and two quarters ended June 29, 2025. The increase in labor as a percentage of revenue for the two quarters ended June 28, 2026 was primarily driven by revenue deleverage from new restaurants and incremental wage rate increases, partially offset by labor efficiencies.

Portillo's Inc. Form 10-Q | 22

Development Highlights

During the quarter ended June 28, 2026, we opened three restaurants for a total of 109 restaurants, including a restaurant owned by C&O, of which Portillo’s owns 50% of the equity. We plan to open one additional restaurant in the fourth quarter of 2026, which will be our second in-line location and will be located in Chicago, Illinois.

Below are the restaurants opened thus far in fiscal 2026:

Location	Opening Month	Fiscal Quarter Opened
Fort Worth, Texas	January 2026	Q1 2026
Humble, Texas	February 2026	Q1 2026
Dallas, Texas	March 2026	Q1 2026
El Paso, Texas	March 2026	Q1 2026
Frisco, Texas	April 2026	Q2 2026
Schertz, Texas	May 2026	Q2 2026
Dallas-Fort Worth International Airport	May 2026	Q2 2026

Portillo's Inc. Form 10-Q | 23

Consolidated Results of Operations

The following table summarizes our results of operations for the quarter and two quarters ended June 28, 2026 and June 29, 2025 (in thousands):

	Quarter Ended				Two Quarters Ended
	June 28, 2026		June 29, 2025		June 28, 2026		June 29, 2025
REVENUES, NET	$198,954	100.0%	$188,456	100.0%	$381,577	100.0%	$364,893	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	69,580	35.0%	63,750	33.8%	132,865	34.8%	124,852	34.2%
Labor	51,094	25.7%	48,340	25.7%	100,289	26.3%	95,208	26.1%
Occupancy	11,692	5.9%	9,966	5.3%	22,876	6.0%	19,987	5.5%
Other operating expenses	23,341	11.7%	21,919	11.6%	47,456	12.4%	43,709	12.0%
Total restaurant operating expenses	155,707	78.3%	143,975	76.4%	303,486	79.5%	283,756	77.8%
General and administrative expenses	19,563	9.8%	18,798	10.0%	39,922	10.5%	37,701	10.3%
Pre-opening expenses	938	0.5%	1,697	0.9%	3,488	0.9%	2,205	0.6%
Depreciation and amortization	8,254	4.1%	7,137	3.8%	16,190	4.2%	14,177	3.9%
Net income attributable to equity method investment	(404)	(0.2)%	(382)	(0.2)%	(610)	(0.2)%	(546)	(0.1)%
Other loss (income), net	1,120	0.6%	(300)	(0.2)%	833	0.2%	(312)	(0.1)%
OPERATING INCOME	13,776	6.9%	17,531	9.3%	18,268	4.8%	27,912	7.6%
Interest expense	5,672	2.9%	5,726	3.0%	11,299	3.0%	11,475	3.1%
Interest income	(60)	—%	(79)	—%	(110)	—%	(150)	—%
Tax Receivable Agreement liability adjustment	(760)	(0.4)%	(1,838)	(1.0)%	(1,172)	(0.3)%	(2,485)	(0.7)%
INCOME BEFORE INCOME TAXES	8,924	4.5%	13,722	7.3%	8,251	2.2%	19,072	5.2%
Income tax expense	1,769	0.9%	3,679	2.0%	1,605	0.4%	5,039	1.4%
NET INCOME	7,155	3.6%	10,043	5.3%	6,646	1.7%	14,033	3.8%
Net income attributable to non-controlling interests	211	0.1%	1,339	0.7%	104	—%	2,016	0.6%
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$6,944	3.5%	$8,704	4.6%	$6,542	1.7%	$12,017	3.3%
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

Revenues for the quarter ended June 28, 2026 were $199.0 million compared to $188.5 million for the quarter ended June 29, 2025, an increase of $10.5 million or 5.6%. The increase in revenues was primarily attributed to the opening of eight restaurants in fiscal 2025 and seven restaurants during the two quarters ended June 28, 2026, partially offset by a decrease in our same-restaurant sales. Restaurants not in our Comparable Restaurant Base (as defined in "Selected Operating Data" below) contributed $13.3 million of the total year-over-year increase. Same-restaurant sales decreased 1.2%, or $2.2 million in the quarter. The same-restaurant sales decline was attributable to a decrease in transactions of 3.4%, partially offset by an increase in average check of 2.2%. The higher average check was driven by an approximate 2.6% increase in certain menu prices, partially offset by a 0.4% decrease in product mix. We increased select menu prices by approximately 2.0% in April 2026. For the purpose of calculating same-restaurant sales for the quarter ended June 28, 2026, sales for 85 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base.

Portillo's Inc. Form 10-Q | 24

The following table summarizes the Company's revenue for the quarter ended June 28, 2026 and June 29, 2025 (in thousands):

	Quarter Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
Same-restaurant sales (85 restaurants) (1)	$175,408	$177,603	$(2,195)	(1.2)%
Restaurants not yet in comparable base opened in fiscal 2026 (7 restaurants) (1)	6,412	—	6,412	nm
Restaurants not yet in comparable base opened in fiscal 2025 (8 restaurants) (1)	8,688	—	8,688	nm
Restaurants not yet in comparable base opened in fiscal 2024 (8 restaurants) (1)	6,910	8,716	(1,806)	(20.7)%
Other (2)	1,536	2,137	(601)	(28.1)%
Revenues, net	$198,954	$188,456	$10,498	5.6%
(1) Total restaurants indicated are as of June 28, 2026. Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
(2) Includes revenue from direct shipping sales and non-traditional locations.
*nm - not meaningful

Revenues for the two quarters ended June 28, 2026 were $381.6 million compared to $364.9 million for the two quarters ended June 29, 2025, an increase of $16.7 million or 4.6%. The increase in revenues was primarily attributed to the opening of eight restaurants in fiscal 2025 and seven restaurants during the two quarters ended June 28, 2026, partially offset by a decrease in our same-restaurant sales. Restaurants not in our Comparable Restaurant Base contributed $21.0 million of the total year-over-year increase. This increase in revenues was offset by a same-restaurant sales decrease of 0.7%, or $2.4 million. The same-restaurant sales decline was attributable to a 1.4% decrease in transactions, partially offset by an increase in average check of 0.7%. The increase in average check was driven by an approximate 1.4% increase in certain menu prices, partially offset by a 0.7% decrease in product mix. To address inflationary cost pressures, we increased select menu prices by approximately 2.0% in April 2026. For the purpose of calculating same-restaurant sales for the two quarters ended June 28, 2026, sales for 85 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base.

	Two Quarters Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
Same-restaurant sales (85 restaurants) (1)	$336,670	$339,023	$(2,353)	(0.7)%
Restaurants not yet in comparable base opened in fiscal 2026 (7 restaurants) (1)	7,948	—	7,948	nm
Restaurants not yet in comparable base opened in fiscal 2025 (8 restaurants) (1)	18,459	—	18,459	nm
Restaurants not yet in comparable base opened in fiscal 2024 (8 restaurants) (1)	15,273	20,655	(5,382)	(26.1)%
Other (2)	3,227	5,215	(1,988)	(38.1)%
Revenues, net	$381,577	$364,893	$16,684	4.6%
(1) Total restaurants indicated are as of June 28, 2026. Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
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

Food, beverage and packaging costs for the quarter ended June 28, 2026 were $69.6 million compared to $63.8 million for the quarter ended June 29, 2025, an increase of $5.8 million or 9.1%. This increase was primarily driven by a 7.0% increase in commodity prices and the opening of eight restaurants in fiscal 2025 and seven restaurants during the two quarters ended June 28, 2026. As a percentage of revenues, net, food, beverage and packaging costs increased 1.2% during the quarter ended June 28, 2026. The increase was primarily due to an increase in certain commodity prices, partially offset by an increase in average check.

Portillo's Inc. Form 10-Q | 25

Food, beverage and packaging costs for the two quarters ended June 28, 2026 was $132.9 million compared to $124.9 million for the two quarters ended June 29, 2025, an increase of $8.0 million or 6.4%. This increase was primarily driven by a 4.5% increase in commodity prices and the opening of eight restaurants in fiscal 2025 and seven restaurants during the two quarters ended June 28, 2026. As a percentage of revenues, net, food, beverage and packaging costs increased 0.6% during the two quarters ended June 28, 2026. The increase was primarily due to an increase in certain commodity prices, partially offset by an increase in average check.
Labor Expenses
Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax and minimum wage legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the quarter ended June 28, 2026 were $51.1 million compared to $48.3 million for the quarter ended June 29, 2025, an increase of $2.8 million or 5.7%. This increase was primarily driven by the opening of eight restaurants in fiscal 2025 and seven restaurants during the two quarters ended June 28, 2026, and incremental investments to support our team members. As a percentage of revenues, net, labor was flat during the quarter ended June 28, 2026.

Labor expenses for the two quarters ended June 28, 2026 were $100.3 million compared to $95.2 million for the two quarters ended June 29, 2025, an increase of $5.1 million or 5.3%. This increase was primarily driven by the opening of eight restaurants in fiscal 2025 and seven restaurants during the two quarters ended June 28, 2026, and incremental investments to support our team members. As a percentage of revenues, net, labor increased 0.2% during the two quarters ended June 28, 2026. The increase was primarily driven by revenue deleverage from new restaurants and incremental wage rate increases, partially offset by labor efficiencies.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes, and exclude occupancy expenses associated with unopened restaurants, which are recorded separately in pre-opening expenses.

Occupancy expenses for the quarter ended June 28, 2026 were $11.7 million compared to $10.0 million for the quarter ended June 29, 2025, an increase of $1.7 million or 17.3%, primarily driven by the opening of eight restaurants in fiscal 2025 and seven restaurants during the two quarters ended June 28, 2026. As a percentage of revenues, net, occupancy expenses increased 0.6% primarily driven by higher occupancy costs and revenue deleverage at new restaurants.

Occupancy expenses for the two quarters ended June 28, 2026 were $22.9 million compared to $20.0 million for the two quarters ended June 29, 2025, an increase of $2.9 million or 14.5%, primarily driven by the opening of eight restaurants in fiscal 2025 and seven restaurants during the two quarters ended June 28, 2026. As a percentage of revenues, net, occupancy expenses increased 0.5% primarily driven by higher occupancy costs and revenue deleverage at new restaurants.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the quarter ended June 28, 2026 were $23.3 million compared to $21.9 million for the quarter ended June 29, 2025, an increase of $1.4 million or 6.5%, primarily due to the opening of eight restaurants in fiscal 2025 and seven restaurants during the two quarters ended June 28, 2026, partially offset by lower utilities and insurance costs. As a percentage of revenues, net, other operating expenses increased 0.1% primarily due to revenue deleverage at new restaurants.

Other operating expenses for the two quarters ended June 28, 2026 were $47.5 million compared to $43.7 million for the two quarters ended June 29, 2025, an increase of $3.7 million or 8.6%, primarily due to the opening of eight restaurants in fiscal 2025 and seven restaurants during the two quarters ended June 28, 2026 as well as higher operating supplies and repair and maintenance expenses, partially offset by lower cleaning expenses. As a percentage of revenues, net, other operating expenses increased 0.5% due primarily to the aforementioned increases in expenses and revenue deleverage at new restaurants.

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

General and administrative expenses for the quarter ended June 28, 2026 were $19.6 million compared to $18.8 million for the quarter ended June 29, 2025, an increase of $0.8 million or 4.1%. This increase was primarily driven by higher professional fees, including $0.9 million of dead site costs, and increased software licensing fees. These increases were partially offset by lower legal expenses.

General and administrative expenses for the two quarters ended June 28, 2026 were $39.9 million compared to $37.7 million for the two quarters ended June 29, 2025, an increase of $2.2 million or 5.9%. This increase was primarily driven by higher professional fees, including $1.4 million of dead site costs, increased equity-based compensation expense, and higher advertising expense associated with the Company's assessment of our brand strategy and market positioning. These increases were partially offset by lower legal fees and reduced vacation-related wage expenses.

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

Pre-opening expenses for the quarter ended June 28, 2026 were $0.9 million compared to $1.7 million for the quarter ended June 29, 2025, a decrease of $0.8 million or 44.7%. The decrease was due to the number and timing of activities related to our planned restaurant openings for the quarter ended June 28, 2026 as compared to the quarter ended June 29, 2025.

Pre-opening expenses for the two quarters ended June 28, 2026 were $3.5 million compared to $2.2 million for the two quarters ended June 29, 2025, an increase of $1.3 million or 58.2%. This increase was due to the number and timing of planned restaurant openings, including higher pre-opening activity associated with new market locations, for the two quarters ended June 28, 2026 as compared to the two quarters ended June 29, 2025.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including land improvements, buildings and improvements, fixtures and equipment, leasehold improvements, and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for the quarter ended June 28, 2026 was $8.3 million compared to $7.1 million for the quarter ended June 29, 2025, an increase of $1.1 million or 15.7%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of eight restaurants in fiscal 2025 and seven restaurants during the two quarters ended June 28, 2026.

Depreciation and amortization expense for the two quarters ended June 28, 2026 was $16.2 million compared to $14.2 million for the two quarters ended June 29, 2025, an increase of $2.0 million or 14.2%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of eight restaurants in fiscal 2025 and seven restaurants during the two quarters ended June 28, 2026.

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

Net income attributable to equity method investment for both the quarters ended June 28, 2026 and June 29, 2025 was $0.4 million.

Net income attributable to equity method investment for the two quarters ended June 28, 2026 was $0.6 million compared to $0.5 million for the two quarters ended June 29, 2025, an increase of $0.1 million or 11.7%. This increase was primarily driven by increased sales and labor efficiencies.

Other Loss (Income), Net

Other loss (income), net, includes among other items, legal expenses, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan, gains or losses on asset disposals, and income resulting from discounts received for timely filing of sales tax returns.

Other loss (income), net for the quarter ended June 28, 2026 was a loss of $1.1 million compared to income of $0.3 million for the quarter ended June 29, 2025, a decrease of $1.4 million. This decrease was primarily attributable to a legal contingency of $1.7 million as discussed in Note 13. Contingencies.

Other loss (income), net for the two quarters ended June 28, 2026 was a loss of $0.8 million compared to income of $0.3 million for the two quarters ended June 29, 2025, a decrease of $1.1 million. This decrease was primarily attributable to a legal contingency of $1.7 million as discussed in Note 13. Contingencies, and was partially offset by insurance proceeds.

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for both the quarters ended June 28, 2026 and June 29, 2025 was $5.7 million.

Interest expense for the two quarters ended June 28, 2026 was $11.3 million compared to $11.5 million for the two quarters ended June 29, 2025, a decrease of $0.2 million or 1.5%. This decrease was primarily driven by a lower effective interest rate attributable to the improved lending terms associated with our 2025 Credit Agreement.

Our effective interest rate was 6.47% as of June 28, 2026 and 6.90% as of June 29, 2025.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and restricted cash.

Interest income for both the quarters ended June 28, 2026 and June 29, 2025 was $0.1 million.

Interest income for the two quarters ended June 28, 2026 was $0.1 million compared to $0.2 million for the two quarters ended June 29, 2025, a decrease of $0.04 million or 26.7% .

Tax Receivable Agreement Liability Adjustment

We are party to a Tax Receivable Agreement liability with certain members of PHD Group Holdings LLC and its subsidiaries ("Portillo's OpCo”) that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

Portillo's Inc. Form 10-Q | 28

The Tax Receivable Agreement liability adjustment for the quarter ended June 28, 2026 was $0.8 million compared to $1.8 million for the quarter ended June 29, 2025. The change was related to a remeasurement primarily due to activity under equity-based compensation plans.

The Tax Receivable Agreement liability adjustment was $1.2 million for the two quarters ended June 28, 2026 and $2.5 million for the two quarters ended June 28, 2026 related to a remeasurement primarily due to activity under equity-based compensation plans.

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

Income tax expense for the quarter ended June 28, 2026 was $1.8 million compared to income tax expense of $3.7 million for the quarter ended June 29, 2025, a decrease of $1.9 million or 51.9%. Our effective income tax rate for the quarter ended June 28, 2026 was 19.8%, compared to 26.8% for the quarter ended June 29, 2025. The decrease in our effective income tax rate for the quarter ended June 28, 2026 compared to the quarter ended June 29, 2025 was primarily driven by a decrease in the valuation allowance related to equity-based compensation expense for certain executive officers. This decrease is partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income of Portillo's OpCo.

Income tax expense for the two quarters ended June 28, 2026 was $1.6 million compared to income tax expense of $5.0 million for the two quarters ended June 29, 2025, a decrease of $3.4 million or 68.1%. Our effective income tax rate for the two quarters ended June 28, 2026 was 19.5%, compared to 26.4% for the two quarters ended June 29, 2025. The decrease in our effective income tax rate for the two quarters ended June 28, 2026 compared to the two quarters ended June 29, 2025 was primarily driven by a decrease in the valuation allowance related to equity-based compensation expense for certain executive officers. This decrease is partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income of Portillo's OpCo.

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

We also consolidate AP Dogs, LLC, which operates our restaurant at Dallas-Fort Worth International Airport, and recognize a non-controlling interest representing the ownership interest held by our joint venture partner. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the non-controlling interest holders.

Net income attributable to non-controlling interests for the quarter ended June 28, 2026 was $0.2 million, compared to net income attributable to non-controlling interests of $1.3 million for the quarter ended June 29, 2025, a decrease of $1.1 million or 84.2%. The decrease in net income attributable to non-controlling interests for the quarter ended June 28, 2026 was primarily due to a decrease in the pre-IPO LLC Members non-controlling interest holders' weighted average ownership to 4.5% for the quarter ended June 28, 2026 from 9.9% for the quarter ended June 29, 2025 and a decrease in the net income for the quarter ended June 28, 2026.

Net income attributable to non-controlling interests for the two quarters ended June 28, 2026 was $0.1 million, compared to net income attributable to non-controlling interest of $2.0 million for the two quarters ended June 29, 2025, a decrease of $1.9 million or 94.8%. The decrease in net income attributable to non-controlling interests for the two quarters ended June 28, 2026 was primarily due to a decrease in the pre-IPO LLC Members non-controlling interest holders' weighted average ownership to 4.5% for the two quarters ended June 28, 2026 from 12.2% for the two quarters ended June 29, 2025 and a decrease in net income for the two quarters ended June 28, 2026.

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

	Quarter Ended		Two Quarters Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Total Restaurants (a)	109	94	109	94
AUV (in millions) (a)	N/A	N/A	$8.2	$8.7
Change in same-restaurant sales (b)	(1.2)%	0.7%	(0.7)%	1.2%
Adjusted EBITDA (in thousands) (b)	$29,819	$30,064	$48,272	$51,274
Adjusted EBITDA Margin (b)	15.0%	16.0%	12.7%	14.1%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$43,247	$44,481	$78,091	$81,137
Restaurant-Level Adjusted EBITDA Margin (b)	21.7%	23.6%	20.5%	22.2%
(a) Includes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity. AUVs for the quarters ended June 28, 2026 and June 29, 2025 represent AUVs for the twelve months ended June 28, 2026 and June 29, 2025, respectively. Total restaurants indicated are as of June 28, 2026 and June 29, 2025, respectively.
(b) Excludes C&O.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). As of June 28, 2026 and June 29, 2025, there were 85 and 75 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes C&O.

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

Portillo's Inc. Form 10-Q | 30

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

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended		Two Quarters Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$7,155	$10,043	$6,646	$14,033
Net income margin	3.6%	5.3%	1.7%	3.8%
Depreciation and amortization	8,254	7,137	16,190	14,177
Interest expense	5,672	5,726	11,299	11,475
Interest income	(60)	(79)	(110)	(150)
Income tax expense	1,769	3,679	1,605	5,039
EBITDA	22,790	26,506	35,630	44,574
Deferred rent (1)	1,498	1,541	3,232	2,917
Equity-based compensation	2,604	2,658	5,834	4,608
Cloud-based software implementation costs (2)	—	84	—	267
Amortization of cloud-based software implementation costs (3)	278	295	558	514
Other loss (4)	136	82	208	143
Transaction-related fees and expenses (5)	—	736	—	736
Legal contingency (6)	1,700	—	1,700	—
Strategic realignment costs (7)	907	—	1,616	—
Consulting fees (8)	666	—	666	—
Tax Receivable Agreement liability adjustment (9)	(760)	(1,838)	(1,172)	(2,485)
Adjusted EBITDA	$29,819	$30,064	$48,272	$51,274
Adjusted EBITDA Margin (10)	15.0%	16.0%	12.7%	14.1%
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
(4) Represents loss on disposal of property and equipment included within other loss (income), net.
(5) Represents certain expenses that management believes are not indicative of ongoing operations, consisting primarily of certain professional fees included within general and administrative expenses.

Portillo's Inc. Form 10-Q | 31

(6) Represents a legal contingency recorded in connection with the Maverick arbitration as discussed in Note 13. Contingencies, included within other loss (income), net.
(7) Represents costs related to the Company's strategic reset of its development and growth plans and CEO transition and replacement costs. These costs are included within general and administrative expenses.
(8) Represents fees incurred for discrete, project-based strategic initiatives that are not part of the Company's ongoing operations and are included within general and administrative expense. These costs consist primarily of third-party consulting fees related to a brand study and a spend optimization study. Given the magnitude and scope of these initiatives and that they are not expected to recur in the foreseeable future, the Company considers the associated consulting fees not reflective of the ongoing costs to operate its business.
(9) Represents remeasurement of the Tax Receivable Agreement liability.
(10) Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net.

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

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended		Two Quarters Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Operating income	$13,776	$17,531	$18,268	$27,912
Operating income margin	6.9%	9.3%	4.8%	7.6%
Plus:
General and administrative expenses	19,563	18,798	39,922	37,701
Pre-opening expenses	938	1,697	3,488	2,205
Depreciation and amortization	8,254	7,137	16,190	14,177
Net income attributable to equity method investment	(404)	(382)	(610)	(546)
Other loss (income), net	1,120	(300)	833	(312)
Restaurant-Level Adjusted EBITDA	$43,247	$44,481	$78,091	$81,137
Restaurant-Level Adjusted EBITDA Margin (1)	21.7%	23.6%	20.5%	22.2%
(1) Restaurant-Level Adjusted EBITDA Margin is defined as Restaurant-Level Adjusted EBITDA divided by Revenues, net.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our 2025 Revolver Facility. As of June 28, 2026, we maintained a cash and cash equivalents and restricted cash balance of $21.3 million and had $48.8 million of availability under our 2025 Revolver Facility, after giving effect to $4.2 million in outstanding letters of credit.

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

Portillo's Inc. Form 10-Q | 32

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

As of June 28, 2026, we estimate that our obligation for future payments under the TRA totaled $343.4 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $404.0 million as of June 28, 2026. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $343.4 million, primarily over the next 15 years, substantially declining in year 16 through year 47. In the two quarters ended June 28, 2026 and June 29, 2025, we made TRA payments of $7.9 million relating to tax year 2024 and $7.7 million relating to tax year 2023, respectively. We expect a payment of $1.3 million relating to tax year 2025 to be paid within the next 12 months.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Two Quarters Ended
	June 28, 2026	June 29, 2025
Net cash provided by operating activities	$35,128	$28,693
Net cash used in investing activities	(29,981)	(33,076)
Net cash used in financing activities	(3,857)	(1,872)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,290	(6,255)
Cash and cash equivalents and restricted cash at beginning of period	19,963	22,876
Cash and cash equivalents and restricted cash at end of period	$21,253	$16,621
Operating Activities

Net cash provided by operating activities for the two quarters ended June 28, 2026 was $35.1 million compared to net cash provided by operating activities of $28.7 million for the two quarters ended June 29, 2025, an increase of $6.4 million or 22.4%. This increase was primarily driven by the change in operating assets and liabilities of $12.7 million and the change in non-cash items of $1.1 million, partially offset by a decrease in net income of $7.4 million.

The $12.7 million change in our operating assets and liabilities balances was primarily driven by operating assets and liabilities being a source of net cash of $6.0 million in the two quarters ended June 28, 2026, compared to a use of net cash of $6.7 million in two quarters ended June 29, 2025 driven by the change in accounts payable, deferred lease incentives, and accrued expenses and other liabilities in the two quarters ended June 28, 2026. The $1.1 million change from the two quarters ended June 28, 2026 in non-cash charges is primarily driven by higher depreciation and amortization expense, a decrease in our tax receivable agreement liability adjustment, and an increase in equity-based compensation expense, partially offset by a decrease in deferred income tax expense. The change in net income for the two quarters ended June 28, 2026 was primarily due to the factors driving the aforementioned change in revenues and expenses as described in the condensed consolidated results of operations in the two quarters ended June 28, 2026 compared to the two quarters ended June 29, 2025.

Portillo's Inc. Form 10-Q | 33

Investing Activities

Net cash used in investing activities was $30.0 million for the two quarters ended June 28, 2026 compared to $33.1 million for the two quarters ended June 29, 2025, a decrease of $3.1 million or 9.4%. This decrease was primarily due to the number, format and timing of restaurant builds in process.

Financing Activities

Net cash used in financing activities was $3.9 million for the two quarters ended June 28, 2026 compared to net cash used in financing activities of $1.9 million for the two quarters ended June 29, 2025, a decrease of $2.0 million or 106.0%. This increase was primarily driven by lower net short-term borrowings under the 2025 Credit Agreement and reduced proceeds from equity-based compensation plan activity, partially offset by the absence of deferred financing costs and lower distributions to noncontrolling interest holders.

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

As of June 28, 2026, we had $97.0 million of borrowings under the 2025 Revolver Facility, and letters of credit issued under the 2025 Revolver Facility totaled $4.2 million. As a result, as of June 28, 2026, the Company had $48.8 million available under the 2025 Revolver Facility.

The 2025 Credit Agreement contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including limitations on indebtedness, liens, investments, negative pledges, dividends, junior financings and other fundamental changes. As of June 28, 2026, the Company was in compliance with financial covenants in the 2025 Credit Agreement.

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

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 28, 2026 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the quarter ended June 28, 2026, no director or officer of the Company adopted, amended or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Restructuring Plan

On July 31, 2026, in response to evolving business needs, the Company implemented a reduction in force impacting approximately 18% of the Company’s corporate headquarters workforce (the “Plan”). The Plan is designed to advance the Company’s path towards profitability by streamlining its organizational structure and optimizing operating expenses to gain operational efficiencies. The Plan is intended to ensure resources are aligned with the Company’s strategic priorities. Under the Plan, the Company anticipates recognizing restructuring charges, including severance, outplacement services, and benefits continuation. The Company estimates that the foregoing charges will be approximately $1.1 million and believes the charges will be recognized primarily in the third quarter of 2026. The majority of the $1.1 million in charges will result in cash expenditures and are expected to be paid by the end of the fourth quarter of 2026. The Company anticipates substantially completing the Plan by the end of fiscal year 2026, subject to, among other things, applicable legal requirements.

The estimate of the charges that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions, including local legal requirements in various jurisdictions, and actual amounts may differ. In addition, the Company may incur other charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan.

Portillo's Inc. Form 10-Q | 36

Item 6.

Exhibit Number		Description	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Portillo's Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
3.2		Amended and Restated Bylaws of Portillo’s Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
10.1	†	Independent Contractor Agreement between Portillo's Hot Dogs, LLC and Pamela Smith, as of May 20, 2026 (incorporated by reference to the Company's Form 8-K filed on May 21, 2026).
10.2	†	Amendment to Independent Contractor Agreement between Portillo's Hot Dogs, LLC and Pamela Smith, as of June 29, 2026 (incorporated by reference to the Company's Form 8-K filed on June 30, 2026).
10.3	†	Form of 2026 Performance Stock Unit Award Agreement under the Portillo's Inc. 2021 Equity Incentive Plan	*
31.1		Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2		Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH		XBRL Taxonomy Extension Schema Document	*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	*
104		Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith
†    Indicates a management contract or compensatory plan or agreement

Portillo's Inc. Form 10-Q | 37

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: August 5, 2026	By:	/s/ Brett Patterson
Brett Patterson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Pamela Smith
Pamela Smith
Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Portillo's Inc. Form 10-Q | 38