Form 10-Q
period 2026-09-27
Portillo's Inc.
filed 2026-11-05
CIK 1871509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 27, 2026

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
☒ Yes ☐No

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

As of October 29, 2026, there were 72,766,838 shares of the registrant's Class A common stock, par value $0.01 per share, and 3,424,546 shares of the registrant's Class B common stock, par value $0.00001 per share, issued and outstanding.

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
•risks associated with onboarding new members of management, including the Chief Executive Officer and Chief Financial Officer, the recently announced departure of the Chief People Officer and the related transitions;
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
•our ability to execute and achieve the expected benefits of our actions to focus on operational priorities, including our brand strategy and cost-saving initiatives; and
•other risks identified in our filings with the Securities and Exchange Commission (the “SEC").

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

Portillo's Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION

Portillo's Inc. Form 10-Q | 2

PORTILLO'S INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share data)

	September 27, 2026	December 28, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents and restricted cash	$24,847	$19,963
Accounts and tenant improvement receivables	8,738	16,502
Inventories	10,855	8,207
Prepaid expenses and other	5,666	6,844
Total current assets	50,106	51,516
Property and equipment, net	431,575	420,263
Operating lease assets	275,318	261,086
Goodwill	394,298	394,298
Trade names	221,725	221,725
Other intangible assets, net	21,360	23,391
Equity-method investment	15,750	15,696
Deferred tax assets	207,908	211,267
Other assets	6,491	7,292
Total other assets	867,532	873,669
TOTAL ASSETS	$1,624,531	$1,606,534

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,922	$43,210
Current portion of long-term debt	7,813	6,250
Current portion of Tax Receivable Agreement liability	2,348	7,910
Short-term debt	85,000	90,000
Deferred revenue	4,437	7,472
Short-term operating lease liabilities	8,163	6,878
Accrued expenses	39,586	32,236
Total current liabilities	183,269	193,956
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	232,237	237,977
Tax Receivable Agreement liability	340,840	344,524
Long-term operating lease liabilities	347,616	329,190
Other long-term liabilities	3,202	3,614
Total long-term liabilities	923,895	915,305
Total liabilities	1,107,164	1,109,261

COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value per share, 380,000,000 shares authorized, and 72,577,166 and 71,971,736 shares issued and outstanding at September 27, 2026 and December 28, 2025, respectively.	726	720
Class B common stock, $0.00001 par value per share, 50,000,000 shares authorized, and 3,424,546 and 3,442,335 shares issued and outstanding at September 27, 2026 and December 28, 2025, respectively.	—	—
Additional paid-in capital	412,647	404,603
Retained earnings	73,521	62,474
Total stockholders' equity attributable to Portillo's Inc.	486,894	467,797
Non-controlling interest	30,473	29,476
Total stockholders' equity	517,367	497,273
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,624,531	$1,606,534
See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 3

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	Quarter Ended		Three Quarters Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

REVENUES, NET	$194,074	$181,428	$575,651	$546,321

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	66,831	62,619	199,696	187,471
Labor	50,447	48,263	150,736	143,471
Occupancy	11,670	10,524	34,546	30,511
Other operating expenses	25,039	23,331	72,495	67,040
Total restaurant operating expenses	153,987	144,737	457,473	428,493

General and administrative expenses	19,754	20,025	59,676	57,726
Pre-opening expenses	614	3,260	4,102	5,465
Depreciation and amortization	8,338	7,312	24,528	21,489
Net income attributable to equity method investment	(393)	(452)	(1,003)	(998)
Other (income) loss, net	(5)	1,112	828	800
OPERATING INCOME	11,779	5,434	30,047	33,346
Interest expense	5,512	5,664	16,811	17,139
Interest income	(77)	(118)	(187)	(268)
Tax Receivable Agreement liability adjustment	(209)	353	(1,381)	(2,132)
INCOME (LOSS) BEFORE INCOME TAXES	6,553	(465)	14,804	18,607
Income tax expense (benefit)	1,797	(1,247)	3,402	3,792
NET INCOME	4,756	782	11,402	14,815
Net income (loss) attributable to non-controlling interests	251	(432)	355	1,584
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$4,505	$1,214	$11,047	$13,231

Net income per common share attributable to Portillo's Inc.:
Basic	$0.06	$0.02	$0.15	$0.20
Diluted	$0.06	$0.02	$0.15	$0.19

Weighted-average common shares outstanding:
Basic	72,535,289	71,908,534	72,330,585	67,780,566
Diluted	73,433,125	73,973,710	73,087,690	70,131,466

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 4

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Quarter Ended September 27, 2026 and September 28, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
Balance at June 29, 2025	71,890,168	$719	3,442,335	$—	$403,068	$55,146	$28,864	$487,797
Net income (loss)	—	—	—	—	—	1,214	(432)	782
Equity-based compensation	—	—	—	—	(173)	—	(147)	(320)
Activity under equity-based compensation plans	33,992	—	—	—	1	—	—	1
Non-controlling interest adjustment	—	—	—	—	(553)	—	553	—
Contributions from non-controlling interest holders	—	—	—	—	—	—	140	140
Balance at September 28, 2025	71,924,160	719	3,442,335	—	402,343	56,360	28,978	488,400

Balance at June 28, 2026	72,504,761	725	3,424,546	—	410,394	69,016	29,817	509,952
Net income	—	—	—	—	—	4,505	251	4,756
Equity-based compensation	—	—	—	—	2,169	—	102	2,271
Activity under equity-based compensation plans	72,405	1	—	—	72	—	—	73
Non-controlling interest adjustment	—	—	—	—	12	—	(12)	—
Contributions from non-controlling interest holders	—	—	—	—	—	—	315	315
Balance at September 27, 2026	72,577,166	$726	3,424,546	$—	$412,647	$73,521	$30,473	$517,367

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 5

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands, except share data)

Three Quarters Ended September 27, 2026 and September 28, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
Balance at December 29, 2024	63,674,579	$637	10,732,800	$—	$357,295	$43,129	$89,042	$490,103
Net income	—	—	—	—	—	13,231	1,584	14,815
Equity-based compensation	—	—	—	—	3,875	—	413	4,288
Activity under equity-based compensation plans	959,116	9	—	—	2,141	—	—	2,150
Redemption of LLC Units	7,290,465	73	(7,290,465)	—	(73)	—	—	—
Non-controlling interest adjustment	—	—	—	—	60,910	—	(60,910)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(1,291)	(1,291)
Contributions from non-controlling interests	—	—	—	—	—	—	140	140
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(21,805)	—	—	(21,805)
Balance at September 28, 2025	71,924,160	719	3,442,335	—	402,343	56,360	28,978	488,400

Balance at December 28, 2025	71,971,736	720	3,442,335	—	404,603	62,474	29,476	497,273
Net income	—	—	—	—	—	11,047	355	11,402
Equity-based compensation	—	—	—	—	7,739	—	366	8,105
Activity under equity-based compensation plans	587,641	6	—	—	(36)	—	—	(30)
Redemption of LLC Units	17,789	—	(17,789)	—	—	—	—	—
Non-controlling interest adjustment	—	—	—	—	345	—	(345)	—
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	(376)	(376)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(4)	—	—	(4)
Contributions from non-controlling interests	—	—	—	—	—	—	997	997
Balance at September 27, 2026	72,577,166	$726	3,424,546	$—	$412,647	$73,521	$30,473	$517,367

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 6

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Quarters Ended
	September 27, 2026	September 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,402	$14,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,528	21,489
Amortization of debt issuance costs and discount	510	521
Loss on sales of assets	425	248
Equity-based compensation	8,105	4,288
Deferred income tax expense	3,402	3,792
Tax Receivable Agreement liability adjustment	(1,381)	(2,132)
Gift card breakage	(712)	(656)
Asset impairment	—	2,200
Changes in operating assets and liabilities:
Accounts receivable	1,207	(123)
Receivables from related parties	(82)	(102)
Inventories	(2,648)	(1,310)
Other current assets	1,179	2,280
Operating lease assets	7,340	7,079
Accounts payable	(1,538)	(6,696)
Accrued expenses and other liabilities	4,990	2,004
Operating lease liabilities	(2,813)	(2,296)
Deferred lease incentives	7,509	2,186
Other assets and liabilities	400	1,154
NET CASH PROVIDED BY OPERATING ACTIVITIES	61,823	48,741
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(40,076)	(58,097)
Other	174	18
NET CASH USED IN INVESTING ACTIVITIES	(39,902)	(58,079)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) borrowings from short-term debt, net	(5,000)	52,000
Payments of long-term debt	(4,687)	(40,312)
Distributions paid to non-controlling interest holders	(376)	(1,291)
Proceeds from stock option exercises	434	2,727
Employee withholding taxes related to net settled equity awards	(760)	(984)
Proceeds from Employee Stock Purchase Plan purchases	268	365
Payments of Tax Receivable Agreement liability	(7,913)	(7,686)
Payment of deferred financing costs	—	(1,263)
Contributions from non-controlling interests	997	140
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(17,037)	3,696
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	4,884	(5,642)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	19,963	22,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$24,847	$17,234

See accompanying notes to unaudited condensed consolidated financial statements.

Portillo's Inc. Form 10-Q | 7

PORTILLO'S INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Quarters Ended
	September 27, 2026	September 28, 2025
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$16,546	$17,326
Income tax paid	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$5,457	$23,375
Establishment of liabilities under Tax Receivable Agreement	47	38,485

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

The Company operates restaurants in 11 states that serve Chicago-style hot dogs and sausages, Italian beef sandwiches, char-broiled burgers, chopped salads, crinkle-cut fries, homemade chocolate cake and more, along with two food production commissaries in Illinois. As of September 27, 2026, the Company had 108 restaurants in operation. The Company also had one non-traditional location in operation, a food truck.

The Company holds a 65% ownership interest in AP Dogs, LLC ("AP Dogs"), which operates a restaurant at Dallas-Fort Worth International Airport ("DFW Airport"). The Company has day-to-day operational and managerial control over the business and affairs of AP Dogs, and accordingly, consolidates the joint venture and reports a non-controlling interest representing the economic interest held by the other partner. This restaurant is included in the restaurant count above.

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

Fiscal Year

The Company uses a 52- or 53-week fiscal year ending on the Sunday prior to or on December 31. In a 52-week fiscal year, each quarterly period is comprised of 13 weeks. An additional week in a 53-week fiscal year is added to the fourth quarter. Fiscal 2026 and 2025 consist of 52 weeks. The fiscal periods presented in this report are the quarters and three quarters ended September 27, 2026 and September 28, 2025.

Use of Estimates

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

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01 "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures-Clarifying the Effective Date", which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

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

The Company sells gift cards which do not have expiration dates. The Company recognized gift card breakage of $0.1 million and $0.7 million for the quarter and three quarters ended September 27, 2026, respectively, and $0.2 million and $0.7 million for the quarter and three quarters ended September 28, 2025, respectively.

The gift card liability included in deferred revenue on the condensed consolidated balance sheets is as follows (in thousands):

	September 27, 2026	December 28, 2025
Gift card liability	$3,852	$6,965

Revenue recognized in the condensed consolidated statements of operations for the redemption of gift cards that were included in their respective gift card liability balances at the beginning of the year is as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenue recognized from gift card liability balance at the beginning of the year	$576	$568	$3,546	$3,550

Portillo's Perks® ("Perks") is a visit-based loyalty program under which guests earn rewards based on qualified visits. The liability associated with Perks was $0.2 million as of both September 27, 2026 and December 28, 2025 and is included in deferred revenue on the condensed consolidated balance sheets.

NOTE 4.    INVENTORIES

Inventories consisted of the following (in thousands):

	September 27, 2026	December 28, 2025
Raw materials	7,747	5,408
Work in progress	148	156
Finished goods	2,171	1,827
Consigned inventory	789	816
	10,855	8,207

Portillo's Inc. Form 10-Q | 11

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    PROPERTY & EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	September 27, 2026	December 28, 2025
Land and land improvements	28,477	26,944
Buildings and improvements	5,816	5,790
Furniture, fixtures, and equipment	210,570	195,341
Leasehold improvements	368,303	327,138
Transportation equipment	1,760	1,956
Construction-in-progress	9,357	34,384
	624,283	591,553
Less accumulated depreciation	(192,708)	(171,290)
	$431,575	$420,263

Depreciation expense was $7.6 million and $22.5 million for the quarter and three quarters ended September 27, 2026, respectively, and $6.6 million and $19.5 million for the quarter and three quarters ended September 28, 2025, respectively, and is included in depreciation and amortization in the condensed consolidated statements of operations.

Portillo's Inc. Form 10-Q | 12

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.    GOODWILL & INTANGIBLE ASSETS

The Company has one reporting unit for goodwill which is evaluated for impairment annually in the fourth quarter of each fiscal year, along with indefinite-lived intangibles, or more frequently when impairment indicators are present. There were no impairment indicators and no impairment charges were recognized during the quarter and three quarters ended September 27, 2026. During the quarter and three quarters ended September 28, 2025, the Company completed an interim quantitative impairment test of both goodwill and trade names. As a result, the Company recognized trade name impairment charges of $2.2 million related to its legacy Barnelli's trade name, a pasta concept available at nine co-branded restaurants. This impairment charge is included within other (income) loss, net in the condensed consolidated statements of operations.

Intangible assets, net consisted of the following (in thousands):

	As of September 27, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$221,725	—	221,725
Intangible subject to amortization:
Recipes	56,117	(34,757)	21,360
	277,842	(34,757)	243,085

	As of December 28, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Indefinite-lived intangible assets:
Trade names	$221,725	—	221,725
Intangible subject to amortization:
Recipes	56,117	(32,726)	23,391
	$277,842	$(32,726)	$245,116

Amortization expense was $0.7 million for both the quarters ended September 27, 2026 and September 28, 2025 and $2.0 million for both the three quarters ended September 27, 2026 and September 28, 2025, and is included in depreciation and amortization in the condensed consolidated statements of operations.

The estimated aggregate amortization expense related to intangible assets held at September 27, 2026 for the remainder of this year and the succeeding five years and thereafter is as follows (in thousands):

Estimated Amortization
2026 (excluding the three quarters ended September 27, 2026)	$677
2027	2,707
2028	2,707
2029	2,150
2030	1,369
2031	1,369
2032 and thereafter	10,381
$21,360

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

As of September 27, 2026 and December 28, 2025, the fair value of the mutual fund investments and deferred compensation obligations were as follows (in thousands):

	September 27, 2026	December 28, 2025
	Level 1	Level 1
Assets - Investments designated for deferred compensation plan
Cash accounts	$762	$881
Mutual funds	1,992	2,219
Total assets	$2,754	$3,100
As of September 27, 2026 and December 28, 2025, we had no Level 2 or Level 3 assets.
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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, net, operating lease assets, equity-method investment, goodwill and indefinite-lived intangible assets. These assets are measured at fair value whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the quarter and three quarters ended September 27, 2026. During the quarter and three quarters ended September 28, 2025, the Company recognized trade name impairment charges of $2.2 million, included within other (income) loss, net in the condensed consolidated statements of operations.

Portillo's Inc. Form 10-Q | 14

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.     DEBT

Debt consisted of the following (in thousands):

	September 27, 2026	December 28, 2025
Term Loan	242,188	246,875
Revolver Facility	85,000	90,000
Unamortized discount and debt issuance costs	(2,138)	(2,648)
Total debt, net	325,050	334,227
Less: Short-term debt	(85,000)	(90,000)
Less: Current portion of long-term debt	(7,813)	(6,250)
Long term debt, net	232,237	237,977
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

As of September 27, 2026, the interest rate on the 2025 Term Loan Facility and 2025 Revolver Facility was 6.48% and 6.44%, respectively. Pursuant to the 2025 Credit Agreement, as of September 27, 2026, the commitment fees to maintain the 2025 Revolver Facility were 0.25%, and letter of credit fees were 2.75%. Commitment fees and letter of credit fees are recorded as interest expense in the condensed consolidated statements of operations. As of September 27, 2026, the effective interest rate was 6.53%.

As of September 28, 2025, the interest rate on the 2025 Term Loan and 2025 Revolver Facility was 6.55% and 6.57%, respectively. Pursuant to the 2025 Credit Agreement as of September 28, 2025, the commitment fees to maintain the 2025 Revolver Facility were 0.20% and letter of credit fees were 2.25%. As of September 28, 2025, the effective interest rate was 6.90%.

The 2025 Term Loan Facility amortizes in quarterly installments, which commenced on the last day of the first full fiscal quarter ended after the 2025 Credit Agreement Closing Date, equaling an aggregate amount of (i) $6.3 million for the first 2 years following the 2025 Credit Agreement Closing Date, (ii) $12.5 million for the third and fourth years following the 2025 Credit Agreement Closing Date and (iii) $25.0 million for the fifth year following the 2025 Credit Agreement Closing Date, with the balance payable on the final maturity date.

As of September 27, 2026, outstanding borrowings under the 2025 Credit Agreement totaled $327.2 million, comprised of $242.2 million under the 2025 Term Loan Facility, and $85.0 million under the 2025 Revolver Facility. Letters of credit issued under the 2025 Revolver Facility totaled $4.2 million. As a result, as of September 27, 2026, the Company had $60.8 million available under the 2025 Revolver Facility.

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

The Company amortized an immaterial amount of deferred financing costs during both the quarters ended September 27, 2026 and September 28, 2025, and $0.1 million for both the three quarters ended September 27, 2026 and September 28, 2025, which is included in interest expense in the condensed consolidated statements of operations. In addition, the Company amortized $0.1 million and $0.2 million in original issue discount related to the long-term debt during the quarters ended September 27, 2026 and September 28, 2025, respectively, and $0.4 million during both the three quarters ended September 27, 2026 and September 28, 2025, which is included in interest expense in the condensed consolidated statements of operations.

Total interest expense was $5.5 million and $16.8 million for the quarter and three quarters ended September 27, 2026, respectively, and $5.7 million and $17.1 million for the quarter and three quarters ended September 28, 2025, respectively.

Fair Value of Debt

As of September 27, 2026 and December 28, 2025, the fair value of long-term debt approximates the carrying value as it is variable rate debt. The fair value measurement of this debt is considered Level 2 of the fair value hierarchy as inputs to interest are observable, unadjusted quoted prices in active markets for similar assets or liabilities.

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

As of September 27, 2026, the Company was in compliance with the financial covenants in the 2025 Credit Agreement.

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
The following table summarizes the LLC interest ownership by Portillo's Inc. and pre-IPO LLC members:

	September 27, 2026		December 28, 2025
	LLC Units	Ownership %	LLC Units	Ownership %
Portillo's Inc.	72,577,166	95.5%	71,971,736	95.4%
pre-IPO LLC Members	3,424,546	4.5%	3,442,335	4.6%
Total	76,001,712	100.0%	75,414,071	100.0%

Portillo's Inc. Form 10-Q | 16

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to Portillo's Inc. and the pre-IPO LLC Members. The pre-IPO LLC Members' weighted average ownership percentage for both the quarter and three quarters ended September 27, 2026 was 4.5%. The pre-IPO LLC Members' weighted average ownership percentage for the quarter and three quarters ended September 28, 2025 was 4.6% and 9.6%, respectively.

The following table summarizes the effects of changes in ownership in Portillo's OpCo on the Company’s equity (in thousands):

	Quarter Ended		Three Quarters Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income attributable to Portillo's Inc.	$4,505	$1,214	$11,047	$13,231
Transfers from (to) non-controlling interests:
Activity under equity-based compensation plans	72	1	(36)	2,141
Non-controlling interest adjustment	12	(553)	345	60,910
Redemption of LLC Units	—	—	—	(73)
Establishment of liabilities under Tax Receivable Agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	(4)	(21,805)
Total effect of changes in ownership interest on equity attributable to Portillo's Inc.	$4,589	$662	$11,352	$54,404

Additionally, the Company holds a 65% ownership interest in AP Dogs, which operates a restaurant in DFW Airport. During the quarter and three quarters ended September 27, 2026, $0.3 million and $1.0 million of contributions from non-controlling interests were received. During both the quarter and three quarters ended September 28, 2025, $0.1 million of contributions from non-controlling interests were received.

NOTE 10.    EQUITY-BASED COMPENSATION

Equity-based compensation expense is calculated based on equity awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to equity-based compensation expense will be recognized at that time.

Equity-based compensation expense included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Labor	$504	$492	$1,441	$1,350
General and administrative (1)	1,767	(812)	6,664	2,938
Total equity-based compensation expense (benefit)	$2,271	$(320)	$8,105	$4,288
(1) Equity-based compensation for the quarter and three quarters ended September 28, 2025 included a net credit of $2.6 million related to the departure of the Company’s former Chief Executive Officer, effective September 21, 2025. The net credit reflects a $5.0 million reversal of previously recognized equity-based compensation expense, partially offset by a $2.4 million charge related to the modification of vested stock options.

Restricted Stock Units

During the three quarters ended September 27, 2026, the Company granted 2,148,207 RSUs, under the Portillo's Inc. 2021 Equity Incentive Plan (the "2021 Plan") to certain employees, including the Company's Chief Financial Officer and Treasurer, Kevin Kalicak, in connection with his appointment to that role. During the three quarters ended September 27, 2026, we also granted 303,688 RSUs to non-employee directors. The weighted average fair value of these awards was determined using the Company's closing stock price on the applicable grant dates, which was $5.29. The RSUs granted to employees will generally vest equally over periods ranging from one to three years on each of the anniversaries of the date of grant subject to continued service on such date. The RSUs granted to non-employee directors will vest at the end of this year.

Portillo's Inc. Form 10-Q | 17

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three quarters ended September 27, 2026, the Company recognized accelerated and incremental equity-based compensation expense related to the modification of outstanding equity awards in connection with the announced retirement of our former Interim Chief Executive Officer and Director.

Performance Stock Units

During the three quarters ended September 27, 2026, the Company granted 611,407 performance stock units ("PSUs") to its executive officers under the 2021 Plan. The PSUs are subject to continued service and are earned based on the achievement of predetermined performance goals related to Adjusted EBITDA growth and total revenue growth over a three-year performance period beginning on December 29, 2025 and ending on December 31, 2028. Performance is measured based on a combination of annual and cumulative performance results, with final achievement determined at the end of the performance period. The number of shares ultimately earned may range from 0% to 200% of the target award based on performance achieved. The grant date fair value of the PSUs was $5.52, based on the Company's closing stock price on April 15, 2026, the date of grant. The Company reassesses its estimate of performance achievement each reporting period, and the cumulative effect of any change in estimated attainment is recognized in general and administrative expenses in the condensed consolidated statements of operations in the period of change.

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

Income Tax Expense

The effective income tax rate for the quarter and three quarters ended September 27, 2026 was 27.4% and 23.0%, respectively, and 268.2% and 20.4%, respectively, for the quarter and three quarters ended September 28, 2025. The decrease in our effective income tax rate for the quarter ended September 27, 2026 compared to the quarter ended September 28, 2025 was primarily driven by prior year valuation allowance movement related to the separation of the Company's former Chief Executive Officer. This decrease is partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo. The increase in our effective income tax rate for the three quarters ended September 27, 2026 compared to the three quarters ended September 28, 2025 was primarily driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo.

The Company’s annual effective tax rate differs from the statutory rate of 21% primarily because of state and local taxes, deferred tax adjustments and impacts from equity-based award activity partially offset by the portion of Portillo's OpCo earnings that are attributable to non-controlling interest that the Company is not liable for federal or state income taxes.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 27, 2026, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to the basis difference in its investment in Portillo's OpCo that will never be realizable or only reverse upon the eventual sale of its interest in Portillo's OpCo, which we expect would result in a capital loss which we do not expect to be able to utilize) are more likely than not to be realized.

Tax Receivable Agreement

As of September 27, 2026, we estimated that our obligation for future payments under the TRA liability totaled $343.2 million. During the three quarters ended September 27, 2026 and September 28, 2025, the Company made TRA payments of $7.9 million relating to tax year 2024 and $7.7 million relating to tax year 2023, respectively. We expect a payment of $2.3 million relating to tax year 2025 to be paid within the next 12 months.

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

The computations of basic and diluted earnings per share for the quarter and three quarters ended September 27, 2026 and September 28, 2025 are as follows (in thousands):

	Quarter Ended		Three Quarters Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income	$4,756	$782	$11,402	$14,815
Net income (loss) attributable to non-controlling interests	251	(432)	355	1,584
Net income attributable to Portillo's Inc.	$4,505	$1,214	$11,047	$13,231

Shares:
Weighted-average number of common shares outstanding-basic	72,535	71,909	72,331	67,781
Dilutive share awards	898	2,065	757	2,351
Weighted-average number of common shares outstanding-diluted	73,433	73,974	73,088	70,131

Basic net income per share	$0.06	$0.02	$0.15	$0.20
Diluted net income per share	$0.06	$0.02	$0.15	$0.19

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

The following shares were excluded from the calculation of diluted earnings per share because they would be antidilutive or subject to performance conditions which have not been satisfied by the end of the reporting period (in thousands):

	Quarter Ended		Three Quarters Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Performance stock options	257	734	257	734
Performance stock units	660	259	660	259
Restricted stock units	1,770	942	1,772	52
Stock options	2,821	—	2,821	—
Total shares excluded from diluted net income per share	5,508	1,935	5,510	1,045

Portillo's Inc. Form 10-Q | 19

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.    CONTINGENCIES

The Company is party to legal proceedings and potential claims arising in the normal conduct of business, including claims related to employment matters, contractual disputes, customer injuries, and property damage. Although the ultimate outcome of these claims and lawsuits cannot be predicted with certainty, management believes that the resulting liability, including as a result of the matters described below, if any, will not have a material effect on the Company’s condensed consolidated financial statements.

During 2024, a former team member from one of the Company's two California restaurants filed a class action lawsuit alleging wage and hour violations and unfair competition, as well as claims under the California Private Attorneys General Act (“PAGA”). In November 2025, the parties agreed to settlement terms, subject to court approval. During the second quarter of 2026, the Company paid $0.05 million toward the settlement. As of September 27, 2026, the related litigation reserve was $0.75 million and was included in accounts payable in the Company's condensed consolidated balance sheet.

During 2025, plaintiffs filed a wrongful death and survival action in Cook County, Illinois, arising out of a vehicle accident at the Company's Oswego, Illinois location. The Company filed a motion to transfer the matter to Kendall County, which the court granted. The appellate court subsequently denied plaintiff's petition for leave to appeal that ruling. Discovery is expected to continue in the coming months. At this time a loss is reasonably possible but not reasonably estimable; accordingly, no litigation reserve has been recorded in the Company's condensed consolidated balance sheets as of September 27, 2026.

On January 19, 2024, Maverick BJK, LLC ("Maverick"), which owns a 50% interest in C&O, initiated arbitration against the Company. Maverick asserted claims for breach of contract, alleging that sales by the Company's “Ghost Kitchen” location should have been included in C&O’s financials under the terms of the operating agreement. The Company recorded a litigation reserve of $1.7 million in accounts payable in its condensed consolidated balance sheets as of September 27, 2026 and the corresponding expense was recorded in other (income) loss, net in the Company's condensed consolidated statements of operations. Subsequent to September 27, 2026, the parties entered into a settlement agreement and an agreed order of dismissal with respect to the arbitration proceeding. The Company paid the $1.7 million settlement amount, fully satisfying the recorded liability.

NOTE 14.    SEGMENT INFORMATION

The Company's chief operating decision maker (the "CODM") is its Chief Executive Officer. As the CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, the Company has one operating segment and one reportable segment.

The CODM allocates resources and assesses performance of the Company based on net income, as reported on the condensed consolidated statements of operations, which, as the segment measure of profit and loss that is closest to GAAP, is the required segment measure. Net income was $4.8 million and $11.4 million for the quarter and three quarters ended September 27, 2026, respectively, and $0.8 million and $14.8 million for the quarter and three quarters ended September 28, 2025, respectively. In addition to net income, the CODM also reviews revenue, operating income, restaurant-level adjusted EBITDA, and adjusted EBITDA.

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

The CODM does not review segment assets and segment expenses at a level different than what is reported in the Company's condensed consolidated balance sheets and condensed consolidated statements of operations. Additionally, the CODM regularly receives information about the Company's capital expenditures which are reported in the Company's condensed consolidated statements of cash flows as purchase of property and equipment under investing activities.

No guest accounts for 10% or more of our revenues.

NOTE 15.    RELATED PARTY TRANSACTIONS

As of September 27, 2026 and December 28, 2025 the related parties’ receivables balance consisted of $0.4 million and $0.3 million, respectively, due from C&O, which is included in accounts and tenant improvement receivables in the condensed consolidated balance sheets.

Portillo's Inc. Form 10-Q | 20

PORTILLO'S INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Olo, Inc.

Noah Glass, a member of the Company's Board, is the founder and CEO of Olo, Inc. ("Olo"), a platform the Company uses in connection with our mobile ordering application and delivery.

The Company incurred the following Olo-related costs for the quarter and three quarters ended September 27, 2026 and September 28, 2025 (in thousands):

	Quarter Ended		Three Quarters Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Food, beverage and packaging costs	$486	$446	$1,514	$1,430
Other operating expenses	159	143	477	436
Total Olo-related costs	$645	$589	$1,991	$1,866

As of September 27, 2026 and December 28, 2025, $0.3 million is payable to Olo and is included in accounts payable in the condensed consolidated balance sheets.

Tax Receivable Agreement

We are party to a TRA with certain members of Portillo's OpCo that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions. During the three quarters ended September 27, 2026 and September 28, 2025, the Company made TRA payments of $7.9 million relating to tax year 2024 and $7.7 million relating to tax year 2023, respectively. We expect a payment of $2.3 million relating to tax year 2025 to be paid within the next 12 months.

(in thousands)	September 27, 2026	December 28, 2025
Current portion of Tax Receivable Agreement liability	$2,348	$7,910
Tax Receivable Agreement liability	340,840	344,524

Transactions with Non-Controlling Interest Holders

	Quarter Ended		Three Quarters Ended
(in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Distributions paid to non-controlling interest holders	$—	$—	$376	$1,291
Contributions from non-controlling interest holders	$315	$140	$997	$140

NOTE 16.    SUBSEQUENT EVENTS

On November 4, 2026, the Board of Directors of Portillo's Inc. approved a plan to close a mid-to-high single digit number of underperforming restaurants outside of Chicagoland, with the majority occurring in the fiscal fourth quarter of 2026. In making this determination, the Company evaluated each restaurant’s sales performance, restaurant-level margins, and projected operating performance. These actions are part of the Company's ongoing efforts to improve restaurant-level profitability, strengthen returns on invested capital and optimize its restaurant portfolio.

The Company is currently evaluating the recoverability, remaining useful lives, and potential impairment of property and equipment related to these underperforming restaurants. As of the date of this Quarterly Report on Form 10-Q, the Company is unable to reasonably estimate the amount of any resulting impairment charge or other related accounting impact, such as lease-related costs, employee separation costs and other exit-related costs. However, the Company expects the analysis to result in material cash and non-cash charges, the majority of which are expected to be recognized in the fiscal fourth quarter of 2026. Any such charges will be reflected in the Company’s Annual Report on Form 10-K for the fiscal year ending December 27, 2026.

Portillo's Inc. Form 10-Q | 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Cautionary Note Regarding Forward-Looking Information” in this report and under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.

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

Overview

Portillo’s serves a menu of iconic Chicago-style favorites in high-energy, multichannel restaurants designed to create joy for our guests. Since our founding in 1963 in a small trailer that Dick Portillo called “The Dog House,” we have grown into a brand with a passionate (some might say obsessed) nationwide following. Our diverse menu features craveable favorites such as Chicago-style hot dogs and sausages, Italian beef sandwiches, char-broiled burgers, fresh chopped salads, crinkle-cut fries, homemade chocolate cake and our signature chocolate cake shake. Beyond the menu, our restaurants combine the best attributes of fast-casual and quick-service concepts with an exciting energy-filled atmosphere in a restaurant model capable of generating tremendous volumes. Nearly all of our restaurants were built with double lane drive-thrus and have been thoughtfully designed to quickly and efficiently serve our guests any way they want to enjoy their Portillo's, including dine-in, carryout, delivery and catering. We believe the combination of our craveable food, multichannel sales model, dedication to operational excellence, and team member-driven culture gives us a competitive advantage.

As of September 27, 2026, we owned and operated 109 Portillo’s restaurants across 11 states, including a restaurant owned by C&O Chicago, L.L.C. ("C&O") of which Portillo’s owns 50% of the equity.

Portillo's Inc. Form 10-Q | 22

Financial Highlights for the Quarter Ended September 27, 2026 vs. Quarter Ended September 28, 2025:

•Total revenue of $194.1 million, an increase of 7.0% or $12.6 million
•Same-restaurant sales increase of 1.4%
•Operating income of $11.8 million, an increase of $6.3 million
•Net income of $4.8 million, an increase of $4.0 million
•Restaurant-Level Adjusted EBITDA* of $40.1 million, an increase of $3.4 million
•Adjusted EBITDA* of $26.5 million, an increase of $5.1 million

Financial Highlights for the Three Quarters Ended September 27, 2026 vs. Three Quarters Ended September 28, 2025:

•Total revenue of $575.7 million, an increase of 5.4% or $29.3 million
•Same-restaurant sales were flat
•Operating income of $30.0 million, a decrease of $3.3 million
•Net income of $11.4 million, a decrease of $3.4 million
•Restaurant-Level Adjusted EBITDA* of $118.2 million, an increase of $0.4 million
•Adjusted EBITDA* of $74.7 million, an increase of $2.1 million

* Restaurant-Level Adjusted EBITDA and Adjusted EBITDA are non-GAAP measures. Definitions and reconciliations of Adjusted EBITDA to net income and Restaurant-Level Adjusted EBITDA to operating income, the most directly comparable financial measures presented in accordance with GAAP, are set forth under the section "Key Performance Indicators and Non-GAAP Financial Measures".

Recent Developments and Trends

During the third quarter of 2026, Kevin Kalicak joined the Company as Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer), effective September 7, 2026. Mr. Kalicak succeeded Pamela Smith, who served as the Company's Interim Chief Financial Officer from May 20, 2026 to September 7, 2026.

The Company completed its previously announced assessment of its brand strategy and market positioning. The Company's strategy is centered on three strategic priorities, underpinned by a commitment to financial discipline:
•Operational Excellence
•Integrated Marketing
•Disciplined Development

Together, these priorities are intended to strengthen the guest experience, improve operational and financial performance, and position the Company for sustainable, long-term growth.

In the third quarter of 2026, the Company implemented a reduction in force impacting approximately 17% of the Company’s Restaurant Support Center. The Company recognized restructuring charges, including severance, paid time off payouts, bonus and other costs. In the quarter and three quarters ended September 27, 2026, the Company incurred $1.4 million in restructuring charges, included in general and administrative expenses.

In the quarter and three quarters ended September 27, 2026, total revenue grew 7.0% or $12.6 million and 5.4% or $29.3 million, respectively, primarily due to new restaurant openings in 2025 and 2026. Same-restaurant sales increased 1.4% during the quarter ended September 27, 2026, compared to a 0.8% decrease during the quarter ended September 28, 2025. Same-restaurant sales were flat during the three quarters ended September 27, 2026, compared to an increase of 0.5% during the three quarters ended September 28, 2025. Refer to "Selected Operating Data" section below for definition of Same-Restaurant Sales.

In the quarter and three quarters ended September 27, 2026, commodity inflation was 2.2% and 3.7%, respectively, compared to 6.3% and 3.9% for the quarter and three quarters ended September 28, 2025. Labor, as a percentage of revenue, net, decreased 0.6% and 0.1% during the quarter and three quarters ended September 27, 2026, respectively, compared to the quarter and three quarters ended September 28, 2025. The decrease in labor as a percentage of revenue for the quarter and three quarters ended September 27, 2026 was primarily driven by labor efficiencies and an increase in our average check.

Portillo's Inc. Form 10-Q | 23

Development Highlights

During the three quarters ended September 27, 2026, we opened seven new restaurants for a total of 109 restaurants, including a restaurant owned by C&O, of which Portillo's owns 50% of the equity. We plan to open one additional restaurant in the fourth quarter of 2026, which will be our second in-line location and will be located in Chicago, Illinois.

Below are the restaurants opened thus far in fiscal 2026:

Location	Opening Month	Fiscal Quarter Opened
Fort Worth, Texas	January 2026	Q1 2026
Humble, Texas	February 2026	Q1 2026
Dallas, Texas	March 2026	Q1 2026
El Paso, Texas	March 2026	Q1 2026
Frisco, Texas	April 2026	Q2 2026
Schertz, Texas	May 2026	Q2 2026
Dallas-Fort Worth International Airport	May 2026	Q2 2026

Portillo's Inc. Form 10-Q | 24

Consolidated Results of Operations

The following table summarizes our results of operations for the quarter and three quarters ended September 27, 2026 and September 28, 2025 (in thousands):

	Quarter Ended				Three Quarters Ended
	September 27, 2026		September 28, 2025		September 27, 2026		September 28, 2025
REVENUES, NET	$194,074	100.0%	$181,428	100.0%	$575,651	100.0%	$546,321	100.0%

COST AND EXPENSES:
Restaurant operating expenses:
Food, beverage and packaging costs	66,831	34.4%	62,619	34.5%	199,696	34.7%	187,471	34.3%
Labor	50,447	26.0%	48,263	26.6%	150,736	26.2%	143,471	26.3%
Occupancy	11,670	6.0%	10,524	5.8%	34,546	6.0%	30,511	5.6%
Other operating expenses	25,039	12.9%	23,331	12.9%	72,495	12.6%	67,040	12.3%
Total restaurant operating expenses	153,987	79.3%	144,737	79.8%	457,473	79.5%	428,493	78.4%
General and administrative expenses	19,754	10.2%	20,025	11.0%	59,676	10.4%	57,726	10.6%
Pre-opening expenses	614	0.3%	3,260	1.8%	4,102	0.7%	5,465	1.0%
Depreciation and amortization	8,338	4.3%	7,312	4.0%	24,528	4.3%	21,489	3.9%
Net income attributable to equity method investment	(393)	(0.2)%	(452)	(0.2)%	(1,003)	(0.2)%	(998)	(0.2)%
Other (income) loss, net	(5)	—%	1,112	0.6%	828	0.1%	800	0.1%
OPERATING INCOME	11,779	6.1%	5,434	3.0%	30,047	5.2%	33,346	6.1%
Interest expense	5,512	2.8%	5,664	3.1%	16,811	2.9%	17,139	3.1%
Interest income	(77)	—%	(118)	(0.1)%	(187)	—%	(268)	—%
Tax Receivable Agreement liability adjustment	(209)	(0.1)%	353	0.2%	(1,381)	(0.2)%	(2,132)	(0.4)%
INCOME (LOSS) BEFORE INCOME TAXES	6,553	3.4%	(465)	(0.3)%	14,804	2.6%	18,607	3.4%
Income tax expense (benefit)	1,797	0.9%	(1,247)	(0.7)%	3,402	0.6%	3,792	0.7%
NET INCOME	4,756	2.5%	782	0.4%	11,402	2.0%	14,815	2.7%
Net income (loss) attributable to non-controlling interests	251	0.1%	(432)	(0.2)%	355	0.1%	1,584	0.3%
NET INCOME ATTRIBUTABLE TO PORTILLO'S INC.	$4,505	2.3%	$1,214	0.7%	$11,047	1.9%	$13,231	2.4%
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

Revenues for the quarter ended September 27, 2026 were $194.1 million compared to $181.4 million for the quarter ended September 28, 2025, an increase of $12.6 million or 7.0%. The increase in revenues was primarily attributed to the opening of eight restaurants in fiscal 2025 and seven restaurants during the three quarters ended September 27, 2026 and an increase in our same-restaurant sales. Restaurants not in our Comparable Restaurant Base (as defined in "Selected Operating Data" below) contributed $10.3 million of the total year-over-year increase. Same-restaurant sales increased 1.4%, or $2.4 million in the quarter. The same-restaurant sales increase was attributable to an increase in average check of 2.1%, partially offset by a decrease in transactions of 0.7%. The higher average check was driven by an approximate 2.1% increase in certain menu prices. For the purpose of calculating same-restaurant sales for the quarter ended September 27, 2026, sales for 87 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base.

Portillo's Inc. Form 10-Q | 25

The following table summarizes the Company's revenue for the quarter ended September 27, 2026 and September 28, 2025 (in thousands):

	Quarter Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
Same-restaurant sales (87 restaurants) (1)	$173,606	$171,188	$2,418	1.4%
Restaurants not yet in comparable base opened in fiscal 2026 (7 restaurants) (1)	6,273	—	6,273	nm
Restaurants not yet in comparable base opened in fiscal 2025 (8 restaurants) (1)	7,660	2,445	5,215	213.3%
Restaurants not yet in comparable base opened in fiscal 2024 (6 restaurants) (1)	5,196	6,364	(1,168)	(18.4)%
Other (2)	1,339	1,431	(92)	(6.4)%
Revenues, net	$194,074	$181,428	$12,646	7.0%
(1) Total restaurants indicated are as of September 27, 2026. Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
(2) Includes revenue from direct shipping sales and non-traditional locations.
*nm - not meaningful

Revenues for the three quarters ended September 27, 2026 were $575.7 million compared to $546.3 million for the three quarters ended September 28, 2025, an increase of $29.3 million or 5.4%. The increase in revenues was primarily attributed to the opening of eight restaurants in fiscal 2025 and seven restaurants during the three quarters ended September 27, 2026. Restaurants not in our Comparable Restaurant Base contributed $31.3 million of the total year-over-year increase. Same-restaurant sales were flat. Flat same-restaurant sales were attributable to a 1.1% increase in average check, offset by a decrease in transactions of 1.1%. The increase in average check was driven by an approximate 1.6% increase in certain menu prices, partially offset by a 0.5% decrease in product mix. To address inflationary cost pressures, we increased select menu prices by approximately 2.0% in April 2026. For the purpose of calculating same-restaurant sales for the three quarters ended September 27, 2026, sales for 87 restaurants that were open for at least 24 full fiscal periods were included in the Comparable Restaurant Base.

	Three Quarters Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
Same-restaurant sales (87 restaurants) (1)	$510,277	$510,211	$66	—%
Restaurants not yet in comparable base opened in fiscal 2026 (7 restaurants) (1)	14,221	—	14,221	nm
Restaurants not yet in comparable base opened in fiscal 2025 (8 restaurants) (1)	26,119	2,445	23,674	968.3%
Restaurants not yet in comparable base opened in fiscal 2024 (6 restaurants) (1)	20,469	27,019	(6,550)	(24.2)%
Other (2)	4,565	6,646	(2,081)	(31.3)%
Revenues, net	$575,651	$546,321	$29,330	5.4%
(1) Total restaurants indicated are as of September 27, 2026. Excludes a restaurant that is owned by C&O of which Portillo’s owns 50% of the equity.
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

Food, beverage and packaging costs for the quarter ended September 27, 2026 were $66.8 million compared to $62.6 million for the quarter ended September 28, 2025, an increase of $4.2 million or 6.7%. This increase was primarily driven by a 2.2% increase in commodity prices and the opening of eight restaurants in fiscal 2025 and seven restaurants during the three quarters ended September 27, 2026. As a percentage of revenues, net, food, beverage and packaging costs decreased 0.1% during the quarter ended September 27, 2026. The decrease was primarily due to an increase in average check, partially offset by an increase in certain commodity prices.

Food, beverage and packaging costs for the three quarters ended September 27, 2026 were $199.7 million compared to $187.5 million for the three quarters ended September 28, 2025, an increase of $12.2 million or 6.5%. This increase was primarily driven by a 3.7% increase in

Portillo's Inc. Form 10-Q | 26

commodity prices and the opening of eight restaurants in fiscal 2025 and seven restaurants during the three quarters ended September 27, 2026. As a percentage of revenues, net, food, beverage and packaging costs increased 0.4% during the three quarters ended September 27, 2026. The increase was primarily due to an increase in certain commodity prices, partially offset by an increase in average check.
Labor Expenses
Labor expenses include hourly and management wages, bonuses and equity-based compensation, payroll taxes, workers’ compensation expense, and team member benefits. Factors that influence labor costs include wage inflation and payroll tax and minimum wage legislation, health care costs and the staffing needs of our restaurants.

Labor expenses for the quarter ended September 27, 2026 were $50.4 million compared to $48.3 million for the quarter ended September 28, 2025, an increase of $2.2 million or 4.5%. This increase was primarily driven by the opening of eight restaurants in fiscal 2025 and seven restaurants during the three quarters ended September 27, 2026. As a percentage of revenues, net, labor decreased 0.6% during the quarter ended September 27, 2026. The decrease was primarily due to labor efficiencies and an increase in our average check, partially offset by higher benefit costs, lower transactions, and revenue deleverage from new restaurants.

Labor expenses for the three quarters ended September 27, 2026 were $150.7 million compared to $143.5 million for the three quarters ended September 28, 2025, an increase of $7.3 million or 5.1%. This increase was primarily driven by the opening of eight restaurants in fiscal 2025 and seven restaurants during the three quarters ended September 27, 2026, and higher benefit costs. As a percentage of revenues, net, labor decreased 0.1% during the three quarters ended September 27, 2026. The decrease was primarily driven by labor efficiencies and an increase in our average check, partially offset by lower transactions, revenue deleverage from new restaurants, and higher benefit costs.

Occupancy Expenses

Occupancy expenses primarily consist of rent, property insurance and property taxes, and exclude occupancy expenses associated with unopened restaurants, which are recorded separately in pre-opening expenses.

Occupancy expenses for the quarter ended September 27, 2026 were $11.7 million compared to $10.5 million for the quarter ended September 28, 2025, an increase of $1.1 million or 10.9%, primarily driven by the opening of eight restaurants in fiscal 2025 and seven restaurants during the three quarters ended September 27, 2026. As a percentage of revenues, net, occupancy expenses increased 0.2% primarily driven by revenue deleverage at new restaurants.

Occupancy expenses for the three quarters ended September 27, 2026 were $34.5 million compared to $30.5 million for the three quarters ended September 28, 2025, an increase of $4.0 million or 13.2%, primarily driven by the opening of eight restaurants in fiscal 2025 and seven restaurants during the three quarters ended September 27, 2026. As a percentage of revenues, net, occupancy expenses increased 0.4% primarily driven by higher lease expense and revenue deleverage at new restaurants.

Other Operating Expenses

Other operating expenses consist of direct marketing expenses, utilities and other expenses incidental to operating our restaurants, such as credit card fees and repairs and maintenance.

Other operating expenses for the quarter ended September 27, 2026 were $25.0 million compared to $23.3 million for the quarter ended September 28, 2025, an increase of $1.7 million or 7.3%, primarily due to the opening of eight restaurants in fiscal 2025 and seven restaurants during the three quarters ended September 27, 2026 as well as higher utilities and insurance expenses, partially offset by lower cleaning and advertising expenses. As a percentage of revenues, net, other operating expenses remained flat.

Other operating expenses for the three quarters ended September 27, 2026 were $72.5 million compared to $67.0 million for the three quarters ended September 28, 2025, an increase of $5.5 million or 8.1%, primarily due to the opening of eight restaurants in fiscal 2025 and seven restaurants during the three quarters ended September 27, 2026 as well as higher insurance and building repair and maintenance expenses, partially offset by lower cleaning expenses. As a percentage of revenues, net, other operating expenses increased 0.3% due primarily to the aforementioned increases in expenses.

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

General and administrative expenses for the quarter ended September 27, 2026 were $19.8 million compared to $20.0 million for the quarter ended September 28, 2025, a decrease of $0.3 million or 1.4%. This decrease was primarily attributable to $3.3 million of lower dead site costs resulting from our 2025 strategic reset. This was partially offset by $1.4 million of restructuring charges related to a workforce reduction at the Restaurant Support Center and by the absence of a $1.1 million net benefit recognized in the prior year in connection with the Chief Executive Officer transition. The prior year benefit was driven by the forfeiture of equity awards, partially offset by severance and other transition-related expenses.

General and administrative expenses for the three quarters ended September 27, 2026 were $59.7 million compared to $57.7 million for the three quarters ended September 28, 2025, an increase of $2.0 million or 3.4%. This increase was primarily driven by higher equity-based and variable compensation, increased professional fees related to the assessment of the Company's brand strategy, market positioning, and spend optimization initiatives, $1.4 million of restructuring charges related to a workforce reduction at the Restaurant Support Center, and the absence of a $1.1 million net benefit recognized in the prior year in connection with the Chief Executive Officer transition. The prior year benefit was driven by the forfeiture of equity awards, partially offset by severance and other transition-related expenses. These increases were partially offset by $2.3 million of lower dead site costs compared to the prior year due to the 2025 strategic reset.

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

Pre-opening expenses for the quarter ended September 27, 2026 were $0.6 million compared to $3.3 million for the quarter ended September 28, 2025, a decrease of $2.6 million or 81.2%. The decrease was due to the number and timing of activities related to our planned restaurant openings for the quarter ended September 27, 2026 as compared to the quarter ended September 28, 2025.

Pre-opening expenses for the three quarters ended September 27, 2026 were $4.1 million compared to $5.5 million for the three quarters ended September 28, 2025, a decrease of $1.4 million or 24.9%. This decrease was due to the number and timing of planned restaurant openings, for the three quarters ended September 27, 2026 as compared to the three quarters ended September 28, 2025.

Depreciation and Amortization

Depreciation and amortization expenses consist of the depreciation of fixed assets, including land improvements, buildings and improvements, fixtures and equipment, leasehold improvements, and the amortization of definite-lived intangible assets, which are primarily comprised of recipes.

Depreciation and amortization expense for the quarter ended September 27, 2026 was $8.3 million compared to $7.3 million for the quarter ended September 28, 2025, an increase of $1.0 million or 14.0%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of eight restaurants in fiscal 2025 and seven restaurants during the three quarters ended September 27, 2026, partially offset by a reduction in depreciation expense due to fully depreciated assets and disposals.

Depreciation and amortization expense for the three quarters ended September 27, 2026 was $24.5 million compared to $21.5 million for the three quarters ended September 28, 2025, an increase of $3.0 million or 14.1%. This increase was primarily attributable to incremental depreciation of capital expenditures related to the opening of eight restaurants in fiscal 2025 and seven restaurants during the three quarters ended September 27, 2026, partially offset by a reduction in depreciation expense due to fully depreciated assets and disposals.

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

Net income attributable to equity method investment for the quarter ended September 27, 2026 was $0.4 million compared to $0.5 million for the quarter ended September 28, 2025, a decrease of $0.1 million or 13.1%. This decrease was primarily driven by a decrease in sales.

Net income attributable to equity method investment for both the three quarters ended September 27, 2026 and three quarters ended September 28, 2025 was $1.0 million.

Other (Income) Loss, Net

Other (income) loss, net, includes among other items, certain legal contingencies, management fee income associated with our investment in C&O, trading gains or losses on our deferred compensation plan, gains or losses on asset disposals, and income resulting from discounts received for timely filing of sales tax returns.

Other (income) loss, net for the quarter ended September 27, 2026 was nominal compared to a loss of $1.1 million for the quarter ended September 28, 2025. The prior year loss primarily reflected a trade name impairment charge, partially offset by a settlement received from a service provider.

Other loss, net for both the three quarters ended September 27, 2026 and the three quarters ended September 28, 2025 was a loss of $0.8 million.

Interest Expense

Interest expense primarily consists of interest and fees on our credit facilities and the amortization expense for debt discount and deferred issuance costs.

Interest expense for the quarter ended September 27, 2026 was $5.5 million compared to $5.7 million for the quarter ended September 28, 2025, a decrease of $0.2 million or 2.7%. This decrease was primarily driven by a lower effective interest rate.

Interest expense for the three quarters ended September 27, 2026 was $16.8 million compared to $17.1 million for the three quarters ended September 28, 2025, a decrease of $0.3 million or 1.9%. This decrease was primarily driven by a lower effective interest rate.

Our effective interest rate was 6.53% as of September 27, 2026 and 6.90% as of September 28, 2025.

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and restricted cash.

Interest income for both the quarters ended September 27, 2026 and September 28, 2025 was $0.1 million.

Interest income for the three quarters ended September 27, 2026 was $0.2 million compared to $0.3 million for the three quarters ended September 28, 2025, a decrease of $0.1 million or 30.2%.

Tax Receivable Agreement Liability Adjustment

We are party to a Tax Receivable Agreement with certain members of PHD Group Holdings LLC and its subsidiaries ("Portillo's OpCo”) that provides for the payment by us of 85% of the amount of tax benefits, if any, that Portillo's Inc. actually realizes or in some cases is deemed to realize as a result of certain transactions.

Portillo's Inc. Form 10-Q | 29

The Tax Receivable Agreement liability adjustment for the quarter ended September 27, 2026 was a benefit of $0.2 million compared to an expense of $0.4 million for the quarter ended September 28, 2025. The change was related to a remeasurement primarily due to activity under equity-based compensation plans and prior year impacts from Public Law 119-21, popularly known as the "One Big Beautiful Bill Act".

The Tax Receivable Agreement liability adjustment was $1.4 million for the three quarters ended September 27, 2026 and $2.1 million for the three quarters ended September 28, 2025 related to a remeasurement primarily due to activity under equity-based compensation plans.

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

Income tax expense for the quarter ended September 27, 2026 was $1.8 million compared to income tax benefit of $1.2 million for the quarter ended September 28, 2025, an increase of $3.0 million or 244.1%. Our effective income tax rate for the quarter ended September 27, 2026 was 27.4%, compared to 268.2% for the quarter ended September 28, 2025. The decrease in our effective income tax rate for the quarter ended September 27, 2026 compared to the quarter ended September 28, 2025 was primarily driven by prior year valuation allowance movement related to the separation of our former Chief Executive Officer. This decrease is partially offset by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo.

Income tax expense for the three quarters ended September 27, 2026 was $3.4 million compared to income tax expense of $3.8 million for the three quarters ended September 28, 2025, a decrease of $0.4 million or 10.3%. Our effective income tax rate for the three quarters ended September 27, 2026 was 23.0%, compared to 20.4% for the three quarters ended September 28, 2025. The increase in our effective income tax rate for the three quarters ended September 27, 2026 compared to the three quarters ended September 28, 2025 was primarily driven by an increase in the Company's ownership interest in Portillo's OpCo, which increases its share of taxable income (loss) of Portillo's OpCo.

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

Net income attributable to non-controlling interests for the quarter ended September 27, 2026 was $0.3 million, compared to net loss attributable to non-controlling interests of $0.4 million for the quarter ended September 28, 2025, an increase of $0.7 million or 158.1%. The increase in net income attributable to non-controlling interests for the quarter ended September 27, 2026 was primarily due to an increase in net income for the quarter ended September 27, 2026, partially offset by the decrease in the pre-IPO LLC Members non-controlling interest holders' weighted average ownership to 4.5% for the quarter ended September 27, 2026 from 4.6% for the quarter ended September 28, 2025.

Net income attributable to non-controlling interests for the three quarters ended September 27, 2026 was $0.4 million, compared to net income attributable to non-controlling interest of $1.6 million for the three quarters ended September 28, 2025, a decrease of $1.2 million or 77.6%. The decrease in net income attributable to non-controlling interests for the three quarters ended September 27, 2026 was primarily due to a decrease in the pre-IPO LLC Members non-controlling interest holders' weighted average ownership to 4.5% for the three quarters ended September 27, 2026 from 9.6% for the three quarters ended September 28, 2025 and a decrease in net income for the three quarters ended September 27, 2026.

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

	Quarter Ended		Three Quarters Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Total Restaurants (a)	109	98	109	98
AUV (in millions) (a)	N/A	N/A	$8.2	$8.6
Change in same-restaurant sales (b)	1.4%	(0.8)%	—%	0.5%
Adjusted EBITDA (in thousands) (b)	$26,457	$21,387	$74,728	$72,662
Adjusted EBITDA Margin (b)	13.6%	11.8%	13.0%	13.3%
Restaurant-Level Adjusted EBITDA (in thousands) (b)	$40,087	$36,691	$118,178	$117,828
Restaurant-Level Adjusted EBITDA Margin (b)	20.7%	20.2%	20.5%	21.6%
(a) Includes a restaurant that is owned by C&O, of which Portillo’s owns 50% of the equity. AUVs for the quarters ended September 27, 2026 and September 28, 2025 represent AUVs for the twelve months ended September 27, 2026 and September 28, 2025, respectively. Total restaurants indicated are as of September 27, 2026 and September 28, 2025, respectively.
(b) Excludes C&O.

Change in Same-Restaurant Sales

The change in same-restaurant sales is the percentage change in year-over-year revenue for the comparable restaurant base, which is defined as the number of restaurants open for at least 24 full fiscal periods (the “Comparable Restaurant Base”). As of September 27, 2026 and September 28, 2025, there were 87 and 76 restaurants in our Comparable Restaurant Base, respectively. The Comparable Restaurant Base excludes C&O.

A change in same-restaurant sales is the result of a change in restaurant transactions, average guest check, or a combination of the two. We gather daily sales data and regularly analyze the guest transaction counts and the mix of menu items sold to strategically evaluate menu pricing and demand. Measuring our change in same-restaurant sales allows management to evaluate the performance of our existing restaurant base. We believe this measure provides a consistent comparison of restaurant sales results and trends across periods within our core, established restaurant base, and enables investors to better understand and evaluate the Company’s historical and prospective operating performance.

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

Portillo's Inc. Form 10-Q | 31

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

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA margin (in thousands):

	Quarter Ended		Three Quarters Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income	$4,756	$782	$11,402	$14,815
Net income margin	2.5%	0.4%	2.0%	2.7%
Depreciation and amortization	8,338	7,312	24,528	21,489
Interest expense	5,512	5,664	16,811	17,139
Interest income	(77)	(118)	(187)	(268)
Income tax expense (benefit)	1,797	(1,247)	3,402	3,792
EBITDA	$20,326	$12,393	$55,956	$56,967

Deferred rent (1)	1,557	1,952	4,788	4,870
Equity-based compensation	2,271	(320)	8,105	4,288
Cloud-based software implementation costs (2)	—	—	—	267
Amortization of cloud-based software implementation costs (3)	280	292	837	806
Other loss (4)	216	2,305	425	2,448
Transaction-related fees and expenses (5)	—	6	—	742
Legal contingency (6)	—	—	1,700	—
Strategic realignment costs (7)	38	4,406	1,654	4,406
Consulting fees (8)	597	—	1,263	—
Restructuring costs (9)	1,381	—	1,381	—
Tax Receivable Agreement liability adjustment (10)	(209)	353	(1,381)	(2,132)
Adjusted EBITDA	$26,457	$21,387	$74,728	$72,662
Adjusted EBITDA Margin (11)	13.6%	11.8%	13.0%	13.3%
(1) Represents the difference between cash rent payments and the recognition of straight-line rent expense recognized over the lease term.
(2) Represents non-capitalized third party consulting and software licensing costs incurred in connection with the implementation of a new Human Capital Management (" HCM") system which are included within general and administrative expenses.
(3) Represents amortization of capitalized cloud-based Enterprise Resource Planning and HCM system implementation costs that are included within general

Portillo's Inc. Form 10-Q | 32

and administrative expenses.
(4) Represents loss on disposal of property and equipment included within other (income) loss, net. The prior-year periods also include a legacy Barnelli's trade name impairment charge, included within other (income) loss, net.
(5) Represents certain expenses that management believes are not indicative of ongoing operations, consisting primarily of certain professional fees included within general and administrative expenses.
(6) Represents a legal contingency recorded in connection with the Maverick arbitration as discussed in Note 13. Contingencies, included within other (income) loss, net.
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
(9) Represents restructuring charges associated with the Company's reduction in force, including severance, paid time off payouts, bonus and other costs, which are included within general and administrative expenses.
(10) Represents remeasurement of the Tax Receivable Agreement liability.
(11) Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by Revenues, net.

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

The following table reconciles operating income to Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin (in thousands):

	Quarter Ended		Three Quarters Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Operating income	$11,779	$5,434	$30,047	$33,346
Operating income margin	6.1%	3.0%	5.2%	6.1%
Plus:
General and administrative expenses	19,754	20,025	59,676	57,726
Pre-opening expenses	614	3,260	4,102	5,465
Depreciation and amortization	8,338	7,312	24,528	21,489
Net income attributable to equity method investment	(393)	(452)	(1,003)	(998)
Other (income) loss, net	(5)	1,112	828	800
Restaurant-Level Adjusted EBITDA	$40,087	$36,691	$118,178	$117,828
Restaurant-Level Adjusted EBITDA Margin (1)	20.7%	20.2%	20.5%	21.6%
(1) Restaurant-Level Adjusted EBITDA Margin is defined as Restaurant-Level Adjusted EBITDA divided by Revenues, net.

Portillo's Inc. Form 10-Q | 33

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our 2025 Revolver Facility. As of September 27, 2026, we maintained a cash and cash equivalents and restricted cash balance of $24.8 million and had $60.8 million of availability under our 2025 Revolver Facility, after giving effect to $4.2 million in outstanding letters of credit.

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

As of September 27, 2026, we estimate that our obligation for future payments under the TRA totaled $343.2 million. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we would not be required to make the related TRA payments. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us, but we expect the cash tax savings we will realize to fund the required payments. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the tax savings associated with all tax attributes described above would aggregate to approximately $403.8 million as of September 27, 2026. Under this scenario, we would be required to pay the TRA Parties approximately 85% of such amount, or $343.2 million, primarily over the next 15 years, substantially declining in year 16 through year 47. In the three quarters ended September 27, 2026 and September 28, 2025, we made TRA payments of $7.9 million relating to tax year 2024 and $7.7 million relating to tax year 2023, respectively. We expect a payment of $2.3 million relating to tax year 2025 to be paid within the next 12 months.

Portillo's Inc. Form 10-Q | 34

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities (in thousands):

	Three Quarters Ended
	September 27, 2026	September 28, 2025
Net cash provided by operating activities	$61,823	$48,741
Net cash used in investing activities	(39,902)	(58,079)
Net cash (used in) provided by financing activities	(17,037)	3,696
Net increase (decrease) in cash and cash equivalents and restricted cash	4,884	(5,642)
Cash and cash equivalents and restricted cash at beginning of period	19,963	22,876
Cash and cash equivalents and restricted cash at end of period	$24,847	$17,234
Operating Activities

Net cash provided by operating activities for the three quarters ended September 27, 2026 was $61.8 million compared to net cash provided by operating activities of $48.7 million for the three quarters ended September 28, 2025, an increase of $13.1 million or 26.8%. This increase was primarily driven by the change in operating assets and liabilities of $11.4 million and the change in non-cash items of $5.1 million, partially offset by a decrease in net income of $3.4 million.

The $11.4 million change in our operating assets and liabilities balances was primarily driven by operating assets and liabilities being a source of net cash of $15.5 million in the three quarters ended September 27, 2026, compared to a source of net cash of $4.2 million in the three quarters ended September 28, 2025 driven by the change in deferred lease incentives, accounts payable, and accrued expenses and other liabilities in the three quarters ended September 27, 2026. The $5.1 million change in the three quarters ended September 27, 2026 in non-cash charges is primarily driven by higher equity-based compensation expense and an increase in depreciation and amortization expense, partially offset by asset impairment charges in the prior year. The change in net income for the three quarters ended September 27, 2026 was primarily due to the factors driving the aforementioned change in revenues and expenses as described in the condensed consolidated results of operations in the three quarters ended September 27, 2026 compared to the three quarters ended September 28, 2025.

Investing Activities

Net cash used in investing activities was $39.9 million for the three quarters ended September 27, 2026 compared to $58.1 million for the three quarters ended September 28, 2025, a decrease of $18.2 million or 31.3%. This decrease was primarily due to the number, format and timing of restaurant builds in process.

Financing Activities

Net cash used in financing activities was $17.0 million for the three quarters ended September 27, 2026 compared to net cash provided by financing activities of $3.7 million for the three quarters ended September 28, 2025, a decrease of $20.7 million. This decrease was primarily driven by repayments of borrowings under the 2025 Credit Agreement and reduced proceeds from equity-based compensation plan activity. These decreases were partially offset by the absence of deferred financing costs incurred in connection with the 2025 Credit Agreement, lower distributions to non-controlling interest holders, and higher contributions from non-controlling interest holders.

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

As of September 27, 2026, we had $85.0 million of borrowings under the 2025 Revolver Facility, and letters of credit issued under the 2025 Revolver Facility totaled $4.2 million. As a result, as of September 27, 2026, the Company had $60.8 million available under the 2025 Revolver Facility.

The 2025 Credit Agreement contains customary representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including limitations on indebtedness, liens, investments, negative pledges, dividends, junior financings and other fundamental changes. As of September 27, 2026, the Company was in compliance with financial covenants in the 2025 Credit Agreement.

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

Portillo's Inc. Form 10-Q | 36

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 27, 2026 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the quarter ended September 27, 2026, no director or officer of the Company adopted, amended or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Portillo's Inc. Form 10-Q | 38

Item 6. Exhibits

Exhibit Number		Description	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Portillo's Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
3.2		Amended and Restated Bylaws of Portillo’s Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on November 18, 2021)
10.1	†	Offer Letter from Portillo's Hot Dogs, LLC to Kevin Kalicak, as of July 22, 2026.	*
10.2	†	Amendment to Independent Contractor Agreement between Portillo's Hot Dogs, LLC and Pamela Smith, as of June 29, 2026 (incorporated by reference to the Company's Form 8-K filed on June 30, 2026).
31.1		Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2		Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	#
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH		XBRL Taxonomy Extension Schema Document	*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	*
104		Cover page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
*    Filed Herewith
#     Furnished Herewith
†    Indicates a management contract or compensatory plan or agreement

Portillo's Inc. Form 10-Q | 39

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portillo's Inc.
(Registrant)

Date: November 5, 2026	By:	/s/ Brett Patterson
Brett Patterson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Kevin Kalicak
Kevin Kalicak
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Portillo's Inc. Form 10-Q | 40